Form 10-K
period 2006-12-31
Allied Nevada Gold Corp
filed 2007-04-13
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 1-33119

ALLIED NEVADA GOLD CORP.

(Exact name of Registrant as specified in its charter)

Delaware	20-5597115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 5, 7961 Shaffer Parkway, Littleton, Colorado

(720) 981-1185

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                Accelerated Filer  ☐                Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The only outstanding share of capital stock of the registrant is owned by Vista Gold Corp. and there was no voting or non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed fiscal quarter.

The registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

Allied Nevada Gold Corp. is a newly-incorporated company. We were incorporated under the laws of Delaware on September 14, 2006 and currently are a wholly-owned subsidiary of Vista Gold Corp., a corporation incorporated under the laws of the Yukon Territory, Canada. Vista is engaged in the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, with current holdings in Nevada, California, Idaho and Colorado in the United States, as well as Bolivia, Mexico, Indonesia and Australia.

We currently hold no properties or property interests, are not yet conducting business operations and have no shareholders other than Vista. It is intended that we will commence our operations following Vista’s transfer to us of its Nevada-based mining properties and related assets, as well as the transfer to us by Carl Pescio and Janet Pescio of their interests in certain Nevada mining properties and related assets (see “Item 1. Business – General Description of the Business of Allied Nevada”). These transfers to us will be made in exchange for shares of our common stock and cash, as contemplated under the terms of an Arrangement and Merger Agreement that Vista and we entered into with the Pescios on September 22, 2006, as amended (the “Arrangement Agreement”) as summarized below. Upon completion of the Arrangement, we plan to be engaged in the business of evaluation, acquisition, exploration and advancement of gold exploration and development projects in the state of Nevada. The directors of Vista believe that the creation of two separate public companies dedicated to the pursuit of their respective businesses will focus the efforts of each company, and provide Vista’s securityholders with additional investment choices and enhanced flexibility.

Pursuant to the terms of the Arrangement Agreement, the parties have agreed to undertake a transaction that would result in Vista’s transfer of its Nevada-based mining properties and related assets into Allied Nevada and the Pescios’ transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets, all to be carried out pursuant to an arrangement (which we refer to as the “Arrangement” in this document) under the provisions of the Business Corporations Act (Yukon Territory). See “Item 1. Business – Business Development; – General Description of the Business of Allied Nevada”. Concurrently with these transfers, Vista shareholders will receive, subject to applicable withholding taxes, each of their Vista common shares for (a) one of a newly created class of Vista common shares, and (b) a pro rata portion of (i) the number of common shares of Allied Nevada received by Vista as part of the Arrangement less (ii) the number of Allied Nevada common shares retained by Vista to facilitate the payment of any taxes payable in respect of the Arrangement. In addition, holders of options to acquire Vista common shares will exchange their Vista options for options to acquire common shares of Allied Nevada and options to acquire newly created Vista common shares and holders of warrants of Vista will have their warrants adjusted in accordance with the terms of the warrants.

The exact number of Allied Nevada common shares: (i) issuable to Vista under the Arrangement; and (ii) to be retained by Vista to facilitate payment of taxes payable by Vista as a result of the Arrangement will not be determined until immediately prior to the Effective Date. The press release issued by Vista in connection with the completion of the Arrangement will disclose these amounts as well as the number of Allied Nevada common shares which will, thereafter, be distributed, subject to applicable withholding taxes, to Vista shareholders as part of the Arrangement. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – The Arrangement – Transaction Mechanics”.

Completion of the transaction is subject to a number of conditions, including receipt of all required securityholder, court, regulatory and third party approvals and certain other customary conditions. In November 2006, Vista received the securityholder and court approvals required for completion of the transaction. Vista’s securityholders approved the transaction by the required majorities at a special securityholders’ meeting held on November 16, 2006. On November 29, 2006, the Supreme Court of the Yukon Territory granted its final order approving the Plan of Arrangement. Subject to receipt of the remaining required approvals, as well as completion of the registration of our common shares under the Exchange Act, the transaction is currently expected to close early in the second quarter of 2007.

For further information concerning the Arrangement, please see “Item 1. Business – Business Development – Arrangement Agreement” and “Item 5. Market Price for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – The Arrangement – Transaction Mechanics”.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements”. All statements, other than statements of historical facts, included in these materials and in press releases and public statements by our officers or representatives, that address activities, events or developments that management of Allied Nevada expects or anticipates will or may occur in the future, are forward-looking statements, including such things as future business strategy, plans and goals, competitive strengths, expansion and growth of our business, estimated completion dates, estimated exploration expenditures, operations, proven or probable reserves, mineralized material, current working capital, cash operating costs, and statements made concerning plans and anticipated effects of the Arrangement.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe” “target”, “budget”, “may”, “schedule” and similar words or expressions identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements, including anticipated consequences of the Arrangement, to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. These factors include, without limitation, risks related to the Arrangement, including the potential lack of adequate liquidity for our common stock, the risks inherent in accurately valuing our common stock, and the risk that Vista may sell Allied Nevada common stock to meet Vista’s Canadian and U.S. withholding or other tax obligations and such sales may negatively impact the trading price of our common stock. As to business-related risks, we face risks relating to our status as a newly formed independent company, including our lack of operating history, the risk that we may lose key personnel or fail to attract and retain personnel, our dependence on outside sources to place our mineral properties into production, the risk that we may experience difficulty in managing our growth, and the potential adverse effect on our business if we fail to comply with the Sarbanes-Oxley Act of 2002. Other business risks include the risk that our acquisition, exploration and property advancement efforts will not be commercially successful, risks relating to fluctuations in the price of gold, the inherently hazardous nature of mining-related activities, uncertainties concerning estimates of reserves and mineralized material, risks relating to intense competition within the mining industry; uncertainty of being able to raise capital on favorable terms or at all; the potential adverse effect of future sales of our common stock on the trading price of our stock, the risk that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval, the risk that our directors may have conflicts of interest through their involvement in other natural resource companies, potential challenges to title in our mineral properties, and potential effects on our operations of U.S. federal and state environmental regulations. Please see “Item 1A. Risk Factors” below for more information about these and other risks. Potential investors are cautioned against attributing undue certainty to forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that our forward-looking statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

GLOSSARY

Terms Relating to Plan of Arrangement and Formation of Allied Nevada

“Act” means the Business Corporations Act (Yukon Territory), including all regulations made thereunder, as amended or replaced from time to time, prior to the Effective Date.

“Allied Nevada” means Allied Nevada Gold Corp., a company incorporated under the laws of Delaware.

“Allied Nevada Board” means the board of directors of Allied Nevada.

“Allied Nevada Holdings” means Allied Nevada Gold Holdings LLC, a limited liability company incorporated under the laws of Nevada.

“Allied Nevada Options” means the rights (whether vested or not) to purchase Allied Nevada Shares granted to Vista Optionholders pursuant to the Arrangement.

“Allied Nevada Shareholder” means a holder of Allied Nevada Shares.

“Allied Nevada Shares” means the common shares in the capital of Allied Nevada.

“Allied Nevada Stock Option Plan” means the stock option plan of Allied Nevada governing stock options issuable to employees, officers, directors and consultants of Allied Nevada.

“Allied Nevada Special Stock Option Plan” means the stock option plan of Allied Nevada, which governs the Allied Nevada Options to be issued as part of the Arrangement.

“AMEX” means the American Stock Exchange.

“AMR” means advance minimum royalty.

“AOI” means an area of interest.

“Arrangement” means an arrangement under the provisions of Section 195 of the Act on the terms and conditions set forth in the Arrangement Agreement and the Plan of Arrangement, and any amendment, variation or supplement thereto made in accordance with the terms of the Arrangement Agreement or the Plan of Arrangement.

“Arrangement Agreement” means the arrangement and merger agreement made as of September 22, 2006 among Vista, Allied Nevada, the Pescios, as may be amended from time to time.

“Articles of Arrangement” means the articles of arrangement of Vista in respect of the Arrangement that are required by the Act to be filed with the Registrar (as defined in the Act) after the Final Order is granted, giving effect to the Arrangement.

“Atna” means Atna Resources Ltd.

“Avocet” means Avocet Mining PLC.

“Beaucache” means Beaucache Gold Corp.

“Bell Coast” means Bell Coast Capital Corporation.

“BHP” means BHP International Minerals Inc.

“BLM” means U.S. Bureau of Land Management.

“Canadian GAAP” means generally accepted accounting principles as applied in Canada.

“Century Gold” means Century Gold LLC.

“CERCLA” means the U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended.

“Court” means the Supreme Court of the Yukon Territory.

“DPHC” means Duncan Park Holdings Corporation.

“Effective Date” means the date upon which a copy of the Final Order and the Articles of Arrangement, are accepted for filing by the Registrar under the Act and date upon which the Registrar has issued a Certificate of Amendment (by Arrangement), giving effect to the Arrangement.

“Effective Time” means 12:01 a.m. (Pacific Time) on the Effective Date.

“EIS” means Environmental Impact Statement.

“EMB” means Echo Bay Mines Ltd.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“Exchanges” means the AMEX and the TSX.

“Final Order” means the final order of the Court approving the Arrangement dated November 29, 2006, as such order may be amended by the Court (with the consent of Vista and the Pescios) at any time prior to the Effective Date or, if appealed, then, unless such appeal is withdrawn or denied, as affirmed or as amended on appeal.

“Formation Transaction” means the transactions set forth in Step 2(b) of Section 2.1 of the Arrangement Agreement.

“Grandview” means Grandview Gold Inc.

“g/t” means grams per Tonne and one gram per Tonne is equal to 0.0292 opt.

“Interim Order” means the interim order of the Court pursuant to the Act, as such order may be amended, supplemented or varied by the Court, in respect of the Arrangement dated October 17, 2006.

“In-the-Money Amount” means the amount, if any, by which the total value of the shares which may be acquired on the exercise of an option exceeds the amount payable by the holder of the option to acquire such shares.

“IPL” means International Plasma Laboratory Ltd.

“IRS” means the Internal Revenue Service.

“MDA” means Mine Development Associates.

“Mill City” means Mill City Gold Corp.

“Minterra” means Minterra Resources Corp.

“Newmont” means Newmont Mining Corporation.

“Newmont Capital” means Newmont Capital Limited.

“NNR” means Northern Nevada Rift.

“NSR” means net smelter return royalty.

“opt” means ounces per Tons and one ounce per Ton is equal to 34.2857 grams per Tonne.

“Option Exchange” means the exchange by Vista Optionholders of Vista Options for Vista New Options and Allied Nevada Options.

“ORE” means Ore Reserves Engineering.

“ORT” means Organic Resource Technology Limited.

“Pegasus” means Pegasus Gold Australia Pty Ltd.

“Pescio Contracts” means all agreements and other contracts material to the ownership and operation of all real property and mineral interests in Nevada held by the Pescios.

“Pescio Nevada Assets” means the interests in certain Nevada mining properties and related assets that the Pescios agreed to transfer to Allied Nevada Holdings as part of the Arrangement.

“Pescio Required Consents” means the third party consents required to be obtained by the Pescios pursuant to the terms of existing contracts with such third parties in connection with the Arrangement Agreement.

“Pescios” means Carl and Janet Pescio.

“Plan of Arrangement” means the plan of arrangement substantially in the form and content of Appendix A to the Arrangement Agreement filed as Exhibit 10.1 hereto and any amendments or variations thereto made in accordance with Section 6.1 of the Arrangement Agreement, Article 5 of the Plan of Arrangement or made at the direction of the Court (with the consent of the parties, acting reasonably) in the Final Order.

“RCR” means reverse circulation rotary.

“RDI” means Resource Development Incorporated.

“Redfern” means Richard R. Redfern.

“Royal” means Royal Gold, Inc.

“SEC” means the United States Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, as amended.

“Senator” means Senator Minerals Inc.

“SSRI” means Silver Standard Resources Inc.

“Staccato” means Staccato Gold Resources Ltd.

“Standard” means Standard Industrial Minerals, Inc.

“Ton” means a short ton (2,000 pounds) and one Ton is equal to 0.907 Tonnes.

“Tonne” means a metric ton (2,204.6 pounds) and one Tonne is equal to 1.1023 Tons.

“TSX” means the Toronto Stock Exchange.

“U.S. GAAP” means generally accepted accounting principles as applied in the United States.

“Viceroy” means Viceroy Resource Corporation.

“Victory Gold” means Victory Gold Inc.

“Vista” means Vista Gold Corp., a corporation existing under the laws of the Yukon Territory, Canada.

“Vista Board” means the board of directors of Vista.

“Vista Debt” means debt received by Vista Shareholders pursuant to the Plan of Arrangement having a principal amount equal to the Allied Nevada Shares to be distributed by Vista to Vista Shareholders pursuant to the Plan of Arrangement.

“Vista Financing” means a public equity financing pursuant to which Vista will raise no less than $25 million on terms satisfactory to Vista, acting reasonably (since completed; see “Item 1. Business—Business Development—Arrangement Agreement”).

“Vista Nevada” means the subsidiaries of Vista that hold Nevada-based mining properties and related assets that are being transferred to Allied Nevada as part of the Arrangement.

“Vista Nevada Assets” means the Nevada mining properties and related assets that Vista agreed to transfer to Allied Nevada as part of the Arrangement.

“Vista New Options” means the rights (whether vested or not) to purchase Vista New Shares granted to Vista Optionholders pursuant to the Arrangement.

“Vista New Shares” means the new class of common shares in the capital of Vista to be created and issued as part of the Arrangement.

“Vista Optionholders” means holders of Vista Options.

“Vista Options” means the rights (whether vested or not) to purchase Vista Shares which are from time to time outstanding under the Vista Stock Option Plan.

“Vista Securities” means Vista Shares, Vista Warrants and Vista Options.

“Vista Securityholders” means holders of Vista Securities.

“Vista Shareholders” means the holders of Vista Shares.

“Vista Shares” means common shares in the capital of Vista.

“Vista Stock Option Plan” means Vista’s Stock Option Plan adopted on November 1, 1996 and amended as approved by Vista Shareholders on May 10, 1999, May 2, 2003, May 9, 2005 and May 8, 2006.

“Vista U.S.” means Vista Gold Holdings Inc., a company incorporated under the laws of Nevada.

“Vista Warrants” means the outstanding warrants of Vista, each of which entitles the holder to acquire Vista Shares upon the valid exercise of such warrant in accordance with the terms thereof.

“Weston” means Weston Investment Pty Ltd.

“WLR” means WLR Consulting.

“WSM” means Western State Minerals Corporation.

Mining Terms

“Assay” means to test ores or minerals by chemical or other methods for the purpose of determining the amount of valuable metals contained.

“Breccia” means rock consisting of fragments, more or less angular, in a matrix of finer-grained material or of cementing material.

“Claim” means a mining interest giving its holder the right to prospect, explore for and exploit minerals within a defined area.

“Cut-off grade” means the grade below which mineralized material or ore will be considered waste.

“Deposit” means an informal term for an accumulation of mineral ores.

“Diamond drill” means a rotary type of rock drill that cuts a core of rock and is recovered in long cylindrical sections, two centimeters or more in diameter.

“Fault” means a fracture in rock along which there has been displacement of the two sides parallel to the fracture.

“Heap leach” means a gold extraction method that percolates a cyanide solution through ore heaped on an impervious pad or base.

“Mineralization” means the concentration of metals within a body of rock.

“Mineralized material” is a mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve, until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

“Ore” means material containing minerals that can be economically extracted.

“Oxide” means mineralized rock in which some of the original minerals have been oxidized (i.e., combined with oxygen). Oxidation tends to make the ore more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

“Probable reserves” means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

“Proven reserves” means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth, and mineral content of reserves are well-established.

“Recovery” means that portion of the metal contained in the ore that is successfully extracted by processing, expressed as a percentage.

“Reserves” or “ore reserves” mean that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination.

“Sampling” means selecting a fractional, but representative, part of a mineral deposit for analysis.

“Sediment” means solid material settled from suspension in a liquid.

“Stockwork” means a rock mass interpenetrated by small veins of mineralization.

“Strike”, when used as a noun, means the direction, course or bearing of a vein or rock formation measured on a level surface and, when used as a verb, means to take such direction, course or bearing.

“Strike length” means the longest horizontal dimension of an orebody or zone of mineralization.

“Stripping ratio” means the ratio of waste to ore in an open pit mine.

“Sulfide” means a compound of sulfur and some other element.

“Tailings” means material rejected from a mill after most of the valuable minerals have been extracted.

“Vein” means a fissure, fault or crack in a rock filled by minerals that have traveled upwards from some deep source.

“Volcaniclastic” means derived by ejection of volcanic material from a volcanic vent.

“Waste” means rock lacking sufficient grade and/or other characteristics of ore.

PART I

Item 1.	Business

Business Development

Initial Corporate Organization

Allied Nevada Gold Corp. was incorporated under the laws of Delaware on September 14, 2006. We are a wholly-owned subsidiary of Vista Gold Corp., a corporation incorporated under the laws of the Yukon Territory, Canada. Vista is currently engaged in the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, with current holdings in Nevada, California, Idaho and Colorado in the United States, as well as Bolivia, Mexico, Indonesia and Australia.

We currently hold no properties, are not yet conducting business operations and have no shareholders other than Vista. It is intended that we will commence our operations following the transfer to us of (i) cash from Vista, and Vista’s Nevada-based mining properties and related assets, in exchange for common shares of Allied Nevada (“Allied Nevada Shares”) and (ii) interests in certain Nevada-based properties and related assets of the Pescios, in exchange for Allied Nevada Shares and cash, followed by Vista’s distribution of certain of its Allied Nevada Shares to Vista Shareholders, all pursuant to the terms of the Arrangement Agreement that Vista and we entered into with the Pescios on September 22, 2006, as summarized below.

Arrangement Agreement

Pursuant to the Arrangement Agreement, among other things:

•	Vista will reorganize its business to split certain Nevada mining properties and related assets (the “Vista Nevada Assets”) from its other properties and related assets;

•

Vista will ensure that all of the Vista Nevada Assets are held by its wholly-owned subsidiary, Vista Gold Holdings Inc. (“Vista U.S.”) or subsidiaries wholly-owned by Vista U.S. and subsequently transfer all issued and outstanding shares of Vista U.S. and $25 million in cash to Allied Nevada (less amounts required to pay amounts owing to Vista in connection with loans that Vista may make to Vista U.S. pursuant to the Arrangement Agreement) in return for the number of shares of Allied Nevada common stock equal to 27,500,000 less the number of Option Shares (as defined in the Plan of Arrangement); and

•

The Pescios will transfer their interests in certain Nevada mining properties and related assets (the “Pescio Nevada Assets”) to Allied Nevada Gold Holdings LLC, a limited liability company incorporated under the laws of Nevada with Allied Nevada as its sole member, in return for 12,000,000 shares of Allied Nevada common stock and $15 million in cash from Allied Nevada.

Concurrently with the transfers described above, Vista shareholders (other than dissenting shareholders) will receive, subject to applicable withholding taxes, each of their existing common shares of Vista (“Vista Shares”) for (a) one of a newly created class of Vista common shares (“Vista New Shares”) and (b) a pro rata portion of (i) the number of Allied Nevada Shares received by Vista as part of the Arrangement less (ii) the number of Allied Nevada Shares retained by Vista to facilitate the payment of any taxes payable in respect of the Arrangement. In addition, holders of options to acquire Vista Shares (“Vista Options”) will exchange their Vista Options for options to acquire Allied Nevada Shares and options to acquire Vista New Shares and holders of warrants of Vista will have their warrants adjusted in accordance with the terms of the warrants. For further information, please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – The Arrangement – Transaction Mechanics.”

The issuance of securities by Vista and Allied Nevada to Vista Securityholders pursuant to the Arrangement will not be registered under the Securities Act or the securities laws of any state of the United States and will be effected in reliance upon the exemption from registration under the Securities Act provided by Section 3(a)(10) thereof. Section 3(a)(10) of the Securities Act exempts from registration a security that is issued in exchange for outstanding securities where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange have the right to appear, by a court or by a governmental authority expressly authorized by law to grant such approval. The Court is authorized to conduct a hearing at which the fairness of the terms and conditions of the Arrangement will be considered. Accordingly, the Final Order, which was granted by the Court on November 29, 2006, will constitute a basis for the exemption from the registration requirements of the Securities Act with respect to the issuance of the securities of Vista and Allied Nevada to Vista Securityholders pursuant to the Arrangement.

Completion of the transaction is subject to a number of conditions, including receipt of all required securityholder, court, regulatory and third party approvals and certain other customary conditions. As discussed below, Vista has received the required securityholder and court approvals. These conditions also include the requirement for Vista to complete a public equity financing that raises proceeds of not less than $25 million. This requirement has been met. On November 7, 2006 Vista completed a public equity issuance that resulted in net proceeds to Vista of approximately $29.6 million after payment of agents’ fees but excluding estimated offering expenses. Of the net proceeds from this offering, Vista plans to invest the first $25 million in our common shares as described above under “Arrangement Agreement”. We will use $15 million of this investment as partial consideration for the purchase of the Pescio Nevada Assets. The remaining $10 million, less costs and expenses or any amounts required to pay amounts owing to Vista will be used to fund exploration and development projects and ongoing commitments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Position, Liquidity and Capital Resources – Liquidity and Capital Resources” for information concerning terms of loans that Vista may make to Vista U.S. prior to the Effective Date to facilitate the commencement of our operations.

In November 2006, Vista received the securityholder and court approvals required as conditions for completion of the transaction. Vista’s securityholders approved the transaction by the required majorities at a special securityholders’ meeting held on November 16, 2006. On November 29, 2006, the Supreme Court of the Yukon Territory granted its Final Order approving the Plan of Arrangement. Subject to receipt of the remaining required approvals, as well as completion of the registration of our common shares under the Exchange Act, the transaction is currently expected to close early in the second quarter of 2007.

The following description relating to Allied Nevada, and the information concerning Allied Nevada’s business, properties, property interests and management included in this Annual Report on Form 10-K assumes the completion of the Arrangement and the transactions contemplated therein.

General Description of the Business of Allied Nevada

Allied Nevada will be engaged in the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects in the state of Nevada. Our approach to acquisitions of gold projects will be to seek projects which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the mineralized material. In addition, our management will look for opportunities to improve the value of the gold projects that we own or control through exploration drilling and/or introducing technological innovations. We expect that emphasis on gold project acquisition and improvement will continue in the future.

At the Effective Date, we will own the Hycroft mine, the Wildcat, Maverick Springs, Mountain View, Hasbrouck and Three Hills projects and the 50 Nevada properties acquired by Vista through the acquisition of F.W. Lewis, Inc. In addition, we will also hold the interests currently held by the Pescios in 53 properties, including royalty and/or other interests in Beowawe, Cobb Creek, Dixie Flats, Dome, Wild Horse, Eden, Elder Creek, NAD, North Carlin, North Mill Creek, Pony Creek, Switch and Six Mile, Toy, Tusk, Rock Creek, Santa Renia, South Silver Cloud, Tonka and Woodruff properties. All of these properties are located in Nevada. See “Item 2. Properties” for information about the properties and property interests we will own at the Effective Date.

We do not produce gold in commercial quantities and do not expect to generate revenue from this source in the near future. We will be dependent on cash from our initial working capital, potential funding from external sources and cash flow from AMR payments received with respect to the interests acquired from the Pescios as part of the Pescio Nevada Assets.

Plan of Operation

Our business plan will be to use the best available management, technical expertise and geologic talent to expand existing discoveries and where feasible, to develop these properties into producing high quality mines or significant royalty streams. Initially, we will place priority and emphasis on the evaluation of the deeper high grade potential at the Hycroft mine and the design of a drilling program to evaluate already identified targets with the potential to add to current mineral reserves. The Hycroft mine is maintained on a care and maintenance basis, but production could commence on short notice depending on the availability of qualified labor and required mining equipment. The decision to re-start operations will be deferred until the evaluation of larger potential mineral reserves is completed. It is estimated that this evaluation will be completed by late 2007.

Until we start generating sufficient cash flow from gold production and/or production royalties, we will be dependent on our initial working capital, potential funding from external sources and cash from AMR payments received with respect to interests in certain Nevada-based mining properties acquired from the Pescios as part of the Pescio Nevada Assets. Our initial working capital will be approximately $10 million, representing the $25 million that Vista will transfer to us along with its

Vista U.S. shares in exchange for Allied Nevada Shares, less the $15 million in cash that we will transfer to the Pescios in exchange for the Pescio Nevada Assets. This $10 million will be reduced by amounts required to pay amounts owing to Vista in connection with loans that Vista may make to Vista U.S. pursuant to the Arrangement Agreement. As of December 31, 2006, this loan balance was $357,201 including $3,308 in accrued interest. See “ – Business Development – Arrangement Agreement”, above. During the first twelve months of our operations commencing in or about April 2007, cash from these AMR payments is expected to be approximately $2.8 million. We will regularly review all of our property interests, and joint venture relationships with the goal to establish the best approach to bring value to our portfolio of property interests and other assets.

During the first twelve months of our operations assuming commencement in April 2007, our total operating expenditures are expected to be approximately $6.75 million. As discussed below, these expenditures will encompass four general areas, namely Corporate General and Administration ($2.8 million), Hycroft mine holding costs ($1.3 million), Hycroft exploration ($2.0 million), and Nevada generative exploration ($651,000). We estimate that Allied Nevada will have a total of nine employees by the end of the first twelve months of our operations commencing April 2007. Six employees will be based in the corporate office and three employees will be based at the Hycroft mine.

Corporate General and Administration costs are expected to be approximately $2.8 million during our first twelve months of operations commencing April 2007, representing expenditures for strategic direction and management as well as those activities and expenditures required to operate a public company. These include costs associated with executive management wages and benefits, office rent and operating costs, public company stock exchange listing fees, legal, audit and other professional fees, Sarbanes-Oxley compliance and general taxes, as well as repayment of amounts owing to Vista for outstanding loans.

Approximately $1.3 million will be spent on the holding costs at the Hycroft mine. These expenditures are required to keep the property in safe, environmentally sound working order, and to maintain compliance with operating permits and local, state and federal regulations.

Discretionary spending of $2.0 million is anticipated for exploration activities at the Hycroft mine. These activities will include exploration drilling, sample assays, geologic field work, mine design and resource evaluation, environmental design and planning, and metallurgical test work.

We expect to spend approximately $651,000 on our Nevada regional exploration program. These funds will be spent on exploration land purchase installment costs, to maintain options on exploration properties and to conduct initial exploration activities on multiple properties located in Nevada.

We do not plan to purchase or sell any significant plant or equipment through our first twelve months of operations commencing April 2007.

Property Interests and Mining Claims

Our exploration activities will be conducted in the state of Nevada. Mineral interests may be owned in this state by (a) the United States, (b) the state itself, or (c) private parties. Where prospective mineral properties are owned by private parties, or by the state, some type of property acquisition agreement is necessary in order for Allied Nevada to explore or develop such property. Generally, these agreements take the form of long term mineral leases under which we acquire the right to explore and develop the property in exchange for periodic cash payments during the exploration and development phase and a royalty, usually expressed as a percentage of gross production or net profits derived from the leased properties if and when mines on the properties are brought into production. Other forms of acquisition agreements are exploration agreements coupled with options to purchase and joint venture agreements. Where prospective mineral properties are held by the United States, mineral rights may be acquired through the location of unpatented mineral claims upon unappropriated federal land. If the statutory requirements for the location of a mining claim are met, the locator obtains a valid possessory right to develop and produce minerals from the claim. The right can be freely transferred and, provided that the locator is able to prove the discovery of locatable minerals on the claims, is protected against appropriation by the government without just compensation. The claim locator also acquires the right to obtain a patent or fee title to his claim from the federal government upon compliance with certain additional procedures.

Mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of the public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of a patented mining claim is challenged by the BLM or the U.S. Forest Service on the grounds that mineralization has not been demonstrated, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Such a challenge might be raised when a patent application is submitted or when the government seeks to include the land in an area to be dedicated to another use.

Reclamation

We generally are required to mitigate long-term environmental impacts by stabilizing, contouring, resloping and revegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Allied Nevada’s principal reclamation liability will be at the Hycroft mine. A new bond was put in place by Vista on April 16, 2004, and payments aggregating $6.6 million were made during 2004 which is expected to cover anticipated reclamation costs for the existing disturbance at the Hycroft mine.

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that Allied Nevada is in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the Nevada and United States and in any other jurisdiction in which we will operate. There are no current orders or directions relating to Allied Nevada with respect to the foregoing laws and regulations.

Environmental Regulation

Our gold projects will be subject to various federal and state laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. It is our policy to conduct business in a way that safeguards public health and the environment. We believe that Allied Nevada’s operations will be conducted in material compliance with applicable laws and regulations.

Changes to current state or federal laws and regulations in Nevada, where we operate currently, or in jurisdictions where we may operate in the future, could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our projects.

During 2006, there were no material environmental incidents or non-compliance with any applicable environmental regulations on the properties to be held by Allied Nevada. Allied Nevada did not incur material capital expenditures for environmental control facilities during 2006.

Competition

Allied Nevada competes with other mining companies in connection with the acquisition of gold properties. There is competition for the limited number of gold acquisition opportunities, some of which is with companies having substantially greater financial resources than Allied Nevada. As a result, Allied Nevada may have difficulty acquiring attractive gold projects at reasonable prices.

Management of Allied Nevada believes that no single company has sufficient market power to affect the price or supply of gold in the world market.

Please see “Item 1A. Risk Factors – Risks Relating to Our Company — We face intense competition in the mining industry” below, for additional discussion related to our current and potential competition.

Employees

As at the Effective Date, Allied Nevada will have approximately four full-time employees, of whom three will be employed at the Hycroft mine. We expect the number of employees to increase to nine during our first twelve months of operations commencing in 2007. Allied Nevada uses consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management. Carl Pescio, a director of Allied Nevada, has been engaged to provide consulting services to us. On February 15, 2007, Allied Nevada entered into a non-competition agreement and a professional service agreement with Mr. Pescio. Both agreements have two-year terms. Under the non-competition agreement, Mr. Pescio has agreed that during the agreement term he will not carry on business in the State of Nevada which is similar to or in any way competitive with our mineral property-related business. Under the professional service agreement, Mr. Pescio is to provide services as directed by us, for which we will compensate him at the rate of $1,000 per day worked plus reimbursement of his reasonable out-of-pocket expenses at cost. The services to be provided by Mr. Pescio under this agreement include assisting us with technical review of our exploration programs and activities and in expanding or rationalizing our land holdings, as well as identification of potential exploration joint venture opportunities and assisting us and our joint venture partners with investor relations activities. This agreement may be terminated at any time with the written consent of the parties, or by us for cause.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. The risks described below are not the only ones facing us or otherwise associated with an investment in our common stock. Additional risks not presently known to us or which our management currently considers immaterial may also adversely affect our business. We have attempted to identify the major factors that could cause differences between actual and planned or expected results, and have included the risk factors that we believe are material. If any of the following risks actually happen, our business, financial condition and operating results could be materially adversely affected.

Risks Relating to the Arrangement

There is no existing market for our common stock, and a trading market that will provide holders with adequate liquidity may not develop for the common stock. In addition, once Allied Nevada common stock begins trading, the market price of its shares may fluctuate widely.

There is currently no public market for Allied Nevada common stock and there can be no assurance that an active trading market for Allied Nevada common stock will develop after the Arrangement or be sustained in the future.

We cannot predict the prices at which Allied Nevada common stock may trade after the Arrangement. The market price of the common stock may fluctuate widely, depending upon many factors, some of which may be beyond the control of Allied Nevada including, but not limited to, fluctuations in the price of gold; announcements by us or competitors of significant acquisitions or dispositions; and overall market fluctuations and general economic conditions.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Investors may be unable to accurately value our common stock.

Investors often value companies based on the stock prices and results of operations of other comparable companies. Currently, no public gold exploration company exists that is directly comparable to our size and scale. Further, the Pescios’ assets had previously been privately held. Prospective investors, therefore, have limited historical information about certain of the properties held by Allied Nevada upon which to base an evaluation of Allied Nevada’s performance and prospects and an investment in our common stock. As such, investors may find it difficult to accurately value our common stock, which may cause the common stock price to trade below Allied Nevada’s true value.

Vista may sell our common stock on behalf of non-resident Vista shareholders to meet its Canadian withholding tax obligations. Vista may also sell shares of our common stock withheld to facilitate payment of taxes by Vista in connection with the Arrangement. These sales may negatively impact the trading price of Allied Nevada common stock.

If Vista is deemed to have paid a dividend for Canadian tax purposes as a consequence of the Arrangement, it will hold back Allied Nevada common stock otherwise payable to Vista shareholders who are non-residents of Canada for purposes of the Income Tax Act (Canada), as amended, and will sell these shares to fund Canadian withholding taxes. Vista may also sell shares of our common stock withheld to facilitate payment of taxes by Vista in connection with the Arrangement. Any such sales may negatively impact the trading price of our common stock. See also “Risks Relating to our Company – Future sales of our common stock in the public or private markets could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings” and see “Item 5. Market Price for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – The Arrangement – Transaction Mechanics”.

Risks Relating to Our Company

We are at an early stage of development and have no operating history as an independent company. Our future revenues and profits are uncertain.

We are an exploration-stage venture without operating history as an independent company. We were incorporated in September 2006 and we will commence operations with properties and other mineral assets formerly held by Vista and the Pescios. See “Item 1. Business – General Description of the Business of Allied Nevada”. None of these properties is currently producing gold in commercial quantities and there can be no assurance that these properties, or others that may be acquired in the future, will produce gold in commercial quantities or otherwise generate operating earnings. Although our properties will include the Hycroft mine, operations at the Hycroft mine were suspended in December 1998, and the site was placed on care and maintenance and remains at this status today. Even if we re-commence mining activities at the Hycroft mine or commence development activity on other properties, we may continue to incur losses beyond the period of commencement of such activity. There is no certainty that we will produce revenue, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, investors might not be able to realize returns on their investment in our common stock. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we lose key personnel or are unable to attract and retain additional personnel, we may be unable to establish and develop our business.

Our development in the future will be highly dependent on the efforts of key management employees, namely, Scott Caldwell (currently President, Chief Executive Officer and Chief Financial Officer) and other key employees that we hire in the future. Loss of any of these people could have a material adverse effect on Allied Nevada. Although we plan to enter into employment agreements with Mr. Caldwell, as well as other key employees as determined by Allied Nevada, we do not have and currently have no plans to obtain key man insurance with respect to any of our key employees. As well, Allied Nevada, as a new corporation, will need to recruit and retain other qualified managerial and technical employees to build and maintain our operations. If we are unable to successfully recruit and retain such persons, our development and growth could be significantly curtailed.

We are dependent on third parties.

Our success may be dependent on the efforts and expertise of third parties with whom we have contracted. A large number of the properties in which Allied Nevada holds interests are subject to third party contracts. Third parties are responsible for exploration and discovery with respect to certain of Allied Nevada’s mineral properties and related assets. Such third parties are not under Allied Nevada’s control or direction. We are dependent on such third parties for accurate information with respect to our mining properties and related assets and the progress and development of such properties and assets. The third parties control the time of exploration and, if warranted, the development of certain of Allied Nevada’s mining properties and related assets. A third party may be in default of its agreement with Allied Nevada, without our knowledge, which may put the property and related assets at risk.

We will depend on outside sources to place our mineral deposit properties into production.

Our ability to place our properties into production will be dependent upon using the services of appropriately experienced personnel or contractors and purchasing equipment, or entering into agreements with other major resource companies that can provide such expertise or equipment. There can be no assurance that we will have available to us the necessary expertise or equipment when and if we place our mineral deposit properties into production.

Our lack of operating experience may cause us difficulty in managing our growth.

As a newly-formed entity, Allied Nevada is establishing operating procedures for evaluating, acquiring and developing properties, and negotiating, establishing and maintaining strategic relationships. Our ability to manage our growth, if any, will require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage growth effectively, our business and financial condition would be materially harmed. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources.

If we fail to comply with the Sarbanes-Oxley Act of 2002, our business may be adversely affected.

As a new reporting company under the Exchange Act, we will be subject to certain provisions of the Sarbanes-Oxley Act of 2002. This Act, and related rules and regulations adopted by the SEC and stock exchanges, affects corporate governance, securities disclosure, compliance practices, disclosure controls and procedures, and financial reporting and accounting systems. Section 404 of the Sarbanes-Oxley Act of 2002, for example, requires companies subject to the reporting requirements of the United States securities laws to do a comprehensive evaluation of their internal controls over financial reporting. Beginning with our annual report on Form 10-K for the year ending December 31, 2008, we will need to document and test our internal control procedures, our management will need to assess and report on our internal control over financial reporting and our independent accountants will need to issue an opinion on that assessment and the effectiveness of those controls. If we fail to comply with Section 404 when we are required to comply, or if we or our independent auditors identify issues in our compliance with requirements relating to internal controls, we may be prevented from providing the required financial information in a timely manner (which could materially and adversely impact our business, financial condition and the trading price of our common stock), prevent us from otherwise complying with the standards applicable to Allied Nevada as a public company and subject us to adverse regulatory consequences.

We cannot be certain that our acquisition, exploration and evaluation activities will be commercially successful.

We currently have no properties that produce gold in commercial quantities. Substantial expenditures are required to acquire existing gold properties, to establish ore reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot assure you that any gold reserves or mineralized material acquired or discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis.

The price of gold is subject to fluctuations, which could adversely affect the realizable value of our assets and potential future results of operations and cash flow.

Our principal assets are gold reserves and mineralized material. We intend to attempt to acquire additional properties containing gold reserves and mineralized material. The price that we pay to acquire these properties will be, in large part, influenced by the price of gold at the time of the acquisition. Our potential future revenues are expected to be, in large part, derived from the mining and sale of gold from these properties or from the outright sale or joint venture of some of these properties. The value of these gold reserves and mineralized material, and the value of any potential gold production therefrom, will vary in proportion to variations in gold prices. The price of gold has fluctuated widely, and is affected by numerous factors beyond our control, including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the price of gold, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the price of gold would adversely affect our asset values, cash flows, potential revenues and profits.

Mining exploration, development and operating activities are inherently hazardous.

Mineral exploration involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, that we could elect not to insure Allied Nevada against such liabilities due to high premium costs or other reasons, in which event, we could incur significant costs that could have a material adverse effect on our financial condition.

Reserve calculations are estimates only, subject to uncertainty due to factors including metal prices, inherent variability of the ore and recoverability of metal in the mining process.

There is a degree of uncertainty attributable to the calculation of reserves and corresponding grades dedicated to future production. Until reserves are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and ore may vary depending on metal prices. Any material change in the quantity of reserves, mineralization, grade or stripping ratio may affect the economic viability of our properties. In addition, there can be no assurance that gold recoveries or other metal recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

We face intense competition in the mining industry.

The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for qualified employees, our exploration and development programs may be slowed down or suspended. We compete with other gold companies for capital. If we are unable to raise sufficient capital, our exploration and development programs may be jeopardized or we may not be able to acquire, develop or operate gold projects.

We may be unable to raise additional capital on favorable terms.

The exploration and development of our development properties, specifically the construction of mining facilities and commencement of mining operations, may require substantial additional financing. Significant capital investment is required to achieve commercial production from each non-producing property. We will have to raise additional funds from external sources in order to maintain and advance our existing property positions and to acquire new gold projects. There can be no assurance that additional financing will be available at all or on acceptable terms and, if additional financing is not available to us, we may have to substantially reduce or cease operations.

Future sales of our common stock in the public or private markets could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.

Future sales of substantial amounts of our common stock or equity-related securities in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. As of the Effective Time it is estimated that 39,500,000 Allied Nevada Shares will be outstanding on a fully diluted basis. Although the exact number of Allied Nevada Shares issuable to Vista under the Arrangement will not be determined until immediately prior to the Effective Date, based on a number of assumptions set out previously, we anticipate that 25,495,000 shares will have been issued to Vista Shareholders pursuant to the Arrangement in reliance on the exemption from registration under the Securities Act pursuant to Section 3(a)(10) thereof and will be freely transferable by persons other than affiliates of Allied Nevada or Vista without restriction or registration under the Securities Act and approximately 1,500,000 shares will have been retained by Vista to facilitate payment of taxes by Vista, and 12,000,000 shares will have been issued to the Pescios. The Allied Nevada Shares issued to the Pescios will upon issuance be “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including an exemption contained in Rule 144 under the Securities Act. We are obligated to register 35% of these shares, or 4,200,000, for resale on a registration statement on Form S-1. The remainder of the shares held by the Pescios or their transferees will remain restricted securities and accordingly will be subject to resale restrictions. We cannot predict the effect, if any, that future sales of our common stock, or the availability of our shares for future sale, will have on the trading price of our common stock.

Our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval, which could delay or prevent a change in corporate control or result in the entrenchment of management or the board of directors, possibly conflicting with the interests of our other stockholders.

Upon completion of the Arrangement, the Pescios will own approximately 31% of the issued and outstanding shares of Allied Nevada. In addition to being a major stockholder, Mr. Pescio is a director of Allied Nevada and also has an understanding with Vista that he will nominate one person, in addition to himself, for election to the Allied Nevada Board prior to the Effective Date. Mr. Pescio has not exercised this right. Because of the Pescios’ major shareholding and Mr. Pescio’s position on the Allied Nevada Board as well as his possible nomination of another director, the Pescios could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us or entrenching our management or the board of directors, which could conflict with the interests of our other stockholders and, consequently, could adversely affect the market price of our common stock.

Some of our directors may have conflicts of interest as a result of their involvement with other natural resource companies.

Some of our current directors are directors or officers of other natural resource or mining-related companies, or may be involved in related pursuits that could present conflicts of interest with their roles at Allied Nevada. Robert Buchan is a director of bcMetals Corporation, Katanga Mining Limited and Endeavor Mining Capital Corp. W. Durand Eppler is CEO and a director of Coal International PLC, Augusta Resource Corporation and NEMI Northern Energy & Mining Inc. Terry M. Palmer is a director of Apex Silver Mines Limited. Michael B. Richings is President, CEO and a director of Vista and is a director of Zaruma Resources Inc., which holds interests in mining properties. A. Murray Sinclair is a director of General Minerals Corporation and Premier Gold Mines Limited. Carl Pescio is a director of Tornado Gold International Corp. As well, Mr. Pescio may pursue ventures with mining properties other than those held by Allied Nevada. As a condition to completion of the Arrangement, Mr. Pescio is required to enter into a non-competition agreement with Vista and Allied Nevada on terms satisfactory to all parties, acting reasonably. We have entered into non-competition and professional service agreements with Mr. Pescio. See “Item 1. Business – General Description of the Business of Allied Nevada — Employees”.

These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict to a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict.

There may be challenges to our title to our mineral properties.

There may be challenges to title to the mineral properties in which we hold a material interest. If there are title defects with respect to any properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert our management’s time from ongoing exploration and development programs.

Our exploration and development operations are subject to environmental regulations, which could result in incurrence of additional costs and operational delays.

All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our projects. We will be subject to environmental regulations with respect to our properties in Nevada, under applicable federal and state laws and regulations.

Our properties in Nevada occupy private and public lands. The public lands include unpatented mining claims on lands administered by the BLM Nevada State Office. These claims are governed by the laws and regulations of the U.S. federal government and the state of Nevada.

U.S. Federal Laws

The BLM requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the U.S. National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or EIS prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project Allied Nevada undertakes.

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Our mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the rules.

CERCLA imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. The groups who could be found liable include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to our properties.

Nevada Laws

At the state level, mining operations in Nevada are also regulated by the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection. Nevada state law requires the Hycroft mine to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, we are required to hold Nevada Reclamation Permits required under NRS 519A.010 through 519A.170. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, required changes to operating constraints, technical criteria, fees or surety requirements.

Item 1B.	Unresolved Staff Comments

This Item is not applicable to Allied Nevada because we are a new Exchange Act registrant and this Annual Report on Form 10-K is our first required periodic filing under the Exchange Act.

Item 2.	Properties

Description of Assets to be Acquired from Vista

As part of the Arrangement, Allied Nevada will acquire the Vista Nevada Assets from Vista. The Vista Nevada Assets consist of six mineral projects, all of which are located in Nevada. Allied Nevada will acquire the Vista Nevada Assets by acquiring all of the issued and outstanding shares of Vista Gold Holdings Inc. from Vista. The Vista Nevada Assets include the Hycroft mine and the Wildcat, Maverick Springs, Mountain View, Hasbrouck and Three Hills projects, and the properties held through F.W. Lewis, Inc. Allied Nevada will hold the Hycroft mine through its indirect wholly-owned subsidiary, Hycroft Lewis Mine, Inc.; and the Maverick Springs, Mountain View, Hasbrouck, Three Hills and Wildcat projects through its indirect wholly-owned subsidiary, Vista Nevada Corp. In addition, the properties acquired by Vista through the acquisition of F.W. Lewis, Inc. will be held through Allied Nevada’s indirect wholly-owned subsidiary, Victory Gold Inc. Detailed information regarding these properties is set out below. Estimates of reserves and mineralization herein are subject to the effect of changes in metal prices, and to the risks inherent in mining and processing operations.

The following table summarizes material information concerning the properties that will be acquired from Vista by Allied Nevada as part of the Arrangement. The reader is directed to the more comprehensive information about these properties starting on page 19, immediately following this summary table.

Nevada Projects to be Acquired from Vista by Allied Nevada

Summary Information

Property Name	Approximate Acreage	Vista Ownership Interest	Geology	Exploration/ Mining History	Mineralization and Other

Hycroft Mine	12,230 acres	100%, subject to underlying net profits interest	Gold and silver occurs in eruptive volcanic breccias along structural zones.	Vista produced over 1 million ounces of gold from 1987-1998 by heap leaching.	At a cutoff grade of 0.005 opt cyanide-soluble gold, estimated gold mineralized material is 52.7 million tons grading 0.019 opt gold. Feasibility study updated, fully permitted and bonded.

Wildcat	1,389 acres	100%, subject to underlying 0.4-1.0% royalties	Structurally controlled epithermal gold and silver in volcanics.	Historic small scale mining of veins. Extensively drilled by former operators.	Mineralized material above a cut-off grade of 0.010 opt gold is estimated at 38.1 million tons grading 0.018 opt gold and 0.16 opt silver.

Maverick Springs	3,900 acres	45%, subject to underlying royalties and annual lease payments of $100,000 (Vista’s share is 45%)	Sediment hosted disseminated gold/silver system.	Prior exploration and drilling by Vista and SSRI and others.	Mineralized material is estimated at 69.6 million tons grading 0.01 opt gold and 1.0 opt silver at a silver-equivalent cut-off grade of 1.0 opt silver. Vista in joint venture with SSRI.

Mountain View	2,360 acres	50%, with an option to acquire additional 50% by paying $250,000, subject to underlying 1.0% and 1.5% royalties	Severance rhyolite hosts gold mineralization under cover.	Previously drilled and explored by others, Vista has drilled on the property.	Estimated 23.2 million tons of gold mineralized material grading 0.013 opt gold at a cut-off grade of 0.006 opt gold.

Hasbrouck	1,300 acres	100%, subject to underlying 2.0% and 1.5% royalties	Gold is hosted in volcanics below sinter deposits of an epithermal, hot spring environment.	Previously explored and drilled by other operators.	Mineralized material above a cut-off of 0.010 opt gold is estimated at 20.3 million tons grading 0.023 opt gold and 0.32 opt silver. Newmont can back in for 51%.

Three Hills	201 acres	Part of Hasbrouck agreement	Gold occurs in silicification zone where faults cut the volcanics.	Previously explored and drilled by other operators.	Gold mineralized material above a cut-off of 0.01 opt gold is estimated at 5.7 million tons grading 0.023 opt gold. Newmont can back in for 51%.

F.W. Lewis Inc. Properties	19,000 acres	100%			No mineralization has been estimated. 50 Nevada mineral properties to be evaluated for minerals.

Hycroft Mine

The Hycroft mine and related facilities are located 54 miles west of Winnemucca, Nevada. The Lewis mine was acquired by Vista in early 1987 and the construction of the adjacent Crofoot mine project was completed in April 1988. Mining operations at the Hycroft mine were suspended in December 1998, and the site was placed on care and maintenance. The Hycroft mine is fully permitted for resumption of production and bonded for past production activities. Gold production, from continued leaching and rinsing of the heap leach pads, continued in 2000 and 2001. In 2002, 2003, 2004 and 2005, the amount of gold recovered was not material, as expected. The mine is currently on care and maintenance. From inception in 1987 until suspension of mining operations in December 1998, the Hycroft mine produced over 1 million ounces of gold.

In January 2005, Vista announced that it had signed an agreement with Canyon Resources Corporation to grant Canyon a six-month option to purchase the Hycroft mine. In August 2005, Canyon elected not to exercise their option to purchase the Hycroft mine. As previously reported, during its option period Canyon completed 33 drill holes on the whole Hycroft property which confirmed average grades for the ore body. See “— Geology and Ore Reserves” and “— Updated Feasibility Study” below.

On December 13, 2005, Vista purchased the leasehold interest in the Lewis property at Hycroft as part of the acquisition of F.W. Lewis, Inc. See “— F.W. Lewis, Inc. Properties”.

Operating Statistics

Operating statistics for the Hycroft mine for the period 2001 to 2006 were as follows:

	Years ended December 31
	2006	2005	2004	2003	2002	2001
Ore and waste material mined (000’s of tons)	Nil	Nil	Nil	Nil	Nil	Nil
Strip ratio	Nil	Nil	Nil	Nil	Nil	Nil
Ore processed (000’s of tons)(1)	Nil	Nil	Nil	Nil	Nil	Nil
Ore grade (oz. gold/ton)	N/A	N/A	N/A	N/A	N/A	N/A
Ounces of gold produced	Nil	Nil	Nil	Nil	Nil	3,232
Cash operating costs ($/oz. of gold)(2)	N/A	N/A	N/A	N/A	N/A	$210

(1)	Ore processed means ore placed on pads but not necessarily leached during the year.

(2)	Cash operating costs are composed of all direct mining expenses including inventory changes, refining and transportation costs, less by-product silver credits.

Geology and Ore Reserves

The Hycroft mine is located on the western flank of the Kamma Mountains. The deposit is hosted in a volcanic eruptive breccia and conglomerates associated with the Tertiary Kamma Mountain volcanics. The volcanics are mainly acidic to intermediate tuffs, flows and coarse volcaniclastic rocks. Fragments of these units dominate the clasts in the eruptive breccia. Volcanic rocks have been block- faulted by dominant north-trending structures, which have affected the distribution of alteration and mineralization. The Central Fault and East Fault control the distribution of mineralization and subsequent oxidation. A post-mineral range-front fault separates the orebody from the adjacent Pleistocene Lahontan Lake sediments in the Black Rock Desert. The geological events have created a physical setting ideally suited to the open-pit, heap-leach mining operation at the Hycroft mine. The heap leach method is widely used in the southwestern United States and allows the economical treatment of oxidized low-grade ore deposits in large volumes.

The known gold mineralization within the Crofoot and Lewis properties extends for a distance of three miles in a north-south direction by 1.5 miles in an east-west direction. Mineralization extends to a depth of less than 330 feet in the outcropping to near-outcropping portion of the deposit on the northwest side to over 990 feet in the Brimstone deposit in the east. Not all the mineralization is oxidized and the depth of oxide ore varies considerably over the area of mineralization.

The Crofoot and Lewis properties together comprise approximately 12,230 acres. The Crofoot property, originally held under lease, is owned by Hycroft Resources & Development, Inc. subject to a 4% net profits interest retained by the former owners, and covers approximately 3,544 acres. The Lewis property, which virtually surrounds the Crofoot property, covers approximately 8,686 acres and was purchased by Vista as part of the acquisition of F.W. Lewis, Inc. in December 2005. The mine is accessible by road and has access to adequate supplies of water and power.

Updated Feasibility Study

In January 2006, Vista announced results of an updated feasibility study for the possible restart of operations at the Hycroft Mine. The updated study was issued by MDA of Reno, Nevada, a consulting firm, in accordance with Canadian National Instrument 43-101 guidelines. The study and verification of the data employed in the study was undertaken under the supervision of Mr. Neil Prenn, P. Eng., a qualified person independent of Vista and Allied Nevada.

The Hycroft estimate of gold mineralized material on which the feasibility study was based and which was used by MDA to calculate mineral reserves was prepared by Ore Reserves Engineering (“ORE”) of Lakewood, Colorado, under the direction of Mr. Alan Noble, P. Eng., a qualified person independent of Vista. The results of the ORE estimate of gold mineralized material, at a cutoff grade of 0.005 ounces per ton cyanide-soluble gold showed the known Brimstone deposit contains an estimated 52.7 million tons of gold mineralized material at a grade of 0.019 ounces of gold per ton, and were previously reported by Vista in a press release dated August 4, 2005.

Based on guidelines provided by the SEC, proven and probable mineral reserves were determined within a design pit based on a $400 per ounce gold price employing a Lerchs-Grossman optimization. Gold recovery by heap leach is estimated at 57% for both proven and probable reserves. Drill spacing for proven reserves is 100 feet or less, and for probable reserves is between 100 and 200 feet. The results are summarized in the following table:

	Short Tons (millions)	Fire Assay Gold Grade (opt)	Contained Gold Ounces	Hycroft Mineral Reserve Estimate (0.005 opt cyanide-soluble gold cutoff grade)
Gold Price US$400 per ounce Reserve Category				Estimated Recovery	Waste Tons (millions)	Strip Ratio (Waste:Ore)	Drill Hole Spacing (ft)
Proven	8.144	0.026	211,744	57%			≤100
Probable	14.905	0.022	327,910	57%			>100, < 200
Totals	23.049	0.023	539,654	57%	32.674	1.42	—

On August 14, 2006, MDA of Reno, Nevada, issued a technical report describing the work done by it previously.

Exploration

Management believes that there is significant potential to extend the oxide mineralization to the south, along strike, at both the Central Fault and Brimstone deposits, but the greatest upside lies in the largely unexplored sulfide mineralization below the Brimstone deposit, as well as higher grade intercepts along the Central Fault.

Current gold mineralized material at Brimstone is limited to the oxide cap of an apparently large but previously unexplored gold-bearing sulfide system. Two diamond drill holes, drilled in 1996 and earlier, intercepted gold mineralized sulfides averaging 0.023 ounces per ton gold and 0.5 ounces per ton silver over intervals exceeding 500 feet in thickness. In 1996, Vista also intercepted 30 feet of gold mineralization in drill hole 95-2728. This intercept assayed 0.155 ounces per ton gold at a true depth of 310 feet below surface. The hole terminated in this mineralization; the true width of the mineralization is not known.

Wildcat

Wildcat is located about 35 miles northwest of Lovelock and 26 miles south of the Hycroft mine in Pershing County, Nevada. The project consists of 74 unpatented claims and 4 patented claims, comprising 1389.6 acres.

During September and October 2003, Vista concluded due diligence reviews and executed formal purchase agreements to acquire the Wildcat project and the associated exploration data in three separate transactions. On September 23, 2003, Vista purchased 71 unpatented mining claims from Monex Exploration, a partnership, for $200,000 on signing and $300,000 on August 11, 2004. On commencement of commercial production, Allied Nevada will make a one-time production payment in the amount of $500,000. Thirteen of the claims are subject to an underlying 0.4% net smelter return royalty (“NSR”), and the remaining 58 claims are subject to an underlying 1% NSR.

On October 12, 2003, Vista purchased a 100% interest in the Vernal unpatented mining claim from David C. Mough and Jody Ahlquist Mough for $50,000 on signing and $50,000 on October 1, 2004, for a total consideration of $100,000.

On October 28, 2003, Vista purchased four patented mining claims and exploration data from Sagebrush Exploration, Inc. (“Sagebrush”) for 50,000 Vista Shares issued and delivered to Sagebrush upon the closing of the transaction. The four patented claims are subject to an underlying net smelter returns royalty of 1% for gold production between 500,000 and 1,000,000 ounces, increasing to 2% on production in excess of 1,000,000 ounces.

Geology

Wildcat lies in the Seven Troughs Range which is underlain by Triassic and Jurassic sedimentary rocks and has been intruded by Cretaceous granodiorite. Volcanic domes and plugs of rhyolite, quartz latite, trachyte, and andesite have been emplaced by Tertiary volcanism. Tertiary flows of pyroclastic debris, and vitrophyres of rhyolite, quartz latite, trachyte, and andesite composition blanket much of the area. The property contains structurally controlled epithermal gold and silver mineralization identified in four areas: Hero/Tag, Main, Northeast and Knob 32. The four areas have generally similar geology and mineralization with precious metals mineralization spatially associated with the contact between granodiorite and overlying tuff. Gold mineralization occurs with low-temperature silica, chalcedony and pyrite. The Main, Northeast, and Knob 32 deposits appear to be part of the Hero/Tag deposit, though structurally displaced.

The principal low-grade zone that essentially encompassed all the mineralization is tabular and dips gently to the southeast. There appear to be two main styles of mineralization based on mapping, sampling, and statistics. There is a broad, low-grade zone surrounding higher-grade material. The principal host is the tuff in which the low-grade precious metal mineralization is represented by pervasive and intense silicification. The underlying granodiorite also contains a low-grade disseminated style of mineralization with higher grade silicified breccias occurring generally as stockwork within it. Generally, the granodiorite has higher grade and is not silicified. Any silicification is restricted to adjacent veins and veinlets, occasionally being discrete veins as were exploited historically, but also resulting in a large-tonnage stockwork. All of the tuff was altered by epithermal solutions; however, much of the granodiorite is unaltered. High-grade material includes multi-episodic chalcedonic silica veins and breccias.

On November 11, 2003, MDA of Reno, Nevada completed a third-party technical study for Vista. Using data from one underground channel sample, 245 reverse circulation drill holes and 11 diamond drill holes totaling 95,466 feet, gold mineralized material above a cut-off grade of 0.010 ounces of gold per ton was estimated at 38.1 million tons grading 0.018 ounces of gold per ton and 0.16 ounces of silver per ton.

On August 14, 2006, MDA of Reno, Nevada, issued a technical report describing the work done by it previously.

Maverick Springs

The Maverick Springs project is located in northeast Nevada at the southeast end of the Carlin Trend belt of gold-silver mineralization, approximately half-way between Elko and Ely, Nevada. The property consists of 86 claims with a total area of approximately 3,900 acres.

On October 7, 2002, Vista completed the acquisition of a 100% interest in the Maverick Springs gold and silver project from Newmont Mining Corporation (“Newmont”) and the Mountain View gold project (described below) from Newmont’s wholly-owned subsidiary Newmont Capital Limited (“Newmont Capital”). To acquire the interest in Maverick Springs, Vista paid cash of $250,000 and issued 141,243 equity units to Newmont, each unit comprised of one Vista Share and one two-year Vista Warrant. Newmont retained a 1.5% NSR, and on October 7, 2003, Vista issued to Newmont 122,923 Vista Shares and 122,923 Vista Warrants. All of the foregoing Vista Warrants expired unexercised. In addition, pursuant to acquisition agreement terms Vista completed 34,060 feet of drilling as of October 7, 2004, and was required to complete an additional 15,940 feet of drilling before October 7, 2006, such drilling was completed in August 2006. Allied Nevada may terminate this agreement at any time. After October 7, 2006, Newmont had a one-time right to acquire a 51% interest in the Maverick Springs project, by paying to Allied Nevada twice the amount that Allied Nevada and, historically Vista, have spent on the project, including acquisition costs. In the event that were to Newmont exercise this right, Newmont would relinquish its 1.5% NSR. This one-time right expired 60 days after receipt of data on the property from Allied Nevada, which data was required to be delivered within 30 days of October 7, 2006. In January 2007, Newmont informed Vista that it would not be exercising this right.

Maverick Springs is subject to a lease agreement, between Newmont and Artemis Exploration Company. The lease was entered into on October 1, 2001, and the key terms include: payment of advance minimum royalties of $50,000 on October 1, 2003, (this has been paid) and advance minimum royalties of $100,000 on October 1, 2004, (this has been paid), $100,000 on October 1, 2005 (this has been paid) and each year thereafter while the agreement is in effect; work commitments of 6,400 feet of exploration drilling, on or before October 1 in each of 2002 (extended by agreement to November 15, 2002), 2003 and 2004 (these commitments have been met), a preliminary economic evaluation to be conducted by October 1, 2004 which was extended to April 7, 2005 (this has been completed); and a net smelter returns royalty based on a sliding scale ranging from 2% to 6%, depending on gold and silver prices at the time of production.

On June 9, 2003, Vista entered into an agreement granting Silver Standard Resources Inc. (“SSRI”) an option to acquire its interest in the silver mineralized material hosted in the Maverick Springs project. Allied Nevada will retain its 100% interest in the gold mineralized material. The agreement with SSRI is subject to the terms of the Newmont purchase agreement. Under the agreement, SSRI was to pay $1.5 million over four years, of which $949,823 was paid to Vista in 2003, $428,481 in 2004 and $144,285 in 2005, completing the $1.5 million obligation. Since SSRI has satisfied the $1.5 million obligation, all costs incurred for Maverick Springs are now being shared by the two corporations as stated below. SSRI and Vista have formed a committee to jointly manage exploration of the Maverick Springs project. Allied Nevada is the operator and has a 45% vote on the committee, and SSRI has a 55% vote. Since SSRI has completed its $1.5 million in payments, future costs will be shared by SSRI and Allied Nevada on the same ratio as established for operation of the management committee: Allied Nevada 45% / SSRI 55%, subject to standard dilution provisions.

Prior operators have conducted drilling on the Maverick Springs project. In November 2002, Vista completed a 7-hole reverse circulation drill program totalling 7,020 feet on the Maverick Springs project. The program consisted of seven vertical reverse circulation holes, stepped out 500 feet to 2,200 feet from previously identified mineralization. All seven holes encountered flat-lying mineralization, predominantly oxidized to depths of up to 900 feet. The program outlined continuous mineralization in a 2,200-foot by 1,200-foot area, immediately adjacent to known gold-silver mineralization. With additional in-fill drilling, this newly outlined mineralization has the potential to significantly increase the mineralized material.

In October 2003, Vista completed a 16-hole reverse circulation program totalling 14,015 feet, in October 2004, Vista completed a 13-hole reverse circulation program totalling 13,015 feet and in August 2006, Vista completed a 18-hole reverse circulation drill program totalling approximately 16,000 feet. Intercepts indicate the potential for bulk-mineable gold-silver mineralization.

Geology

Maverick Springs can be classified as a Carlin-type or sediment/carbonate hosted disseminated silver-gold deposit. Sediment hosted deposits are common within northern Nevada, although the systems are usually gold dominated with relatively minor amounts of silver. Silver and gold mineralization at Maverick Springs has been interpreted as a roughly antiformal or arch-shaped zone with an axis that plunges shallowly to the south and seems to flatten to horizontal over the northern half of the deposit. The limbs of the arch dip shallowly to moderately at 10-30o to the east and west. Overall, the mineralized zone is elongate in the north-south direction with a length of over 6,000 feet, a width of up to 3,000 feet, and a thickness of commonly 100-300 feet.

Mineralization consists of micron-sized silver and gold with related pyrite, stibnite and arsenic sulfides. It is usually associated with intense fracturing and brecciation, with or without accompanying whole-rock silicification or stockwork quartz.

Alteration consists of pervasive decalcification, weak to intense silicification and weak alunitic argillization. Massive jasperoid is common in surface exposures and in drill core. Oxidation has affected all sulfides on surface and is pervasive to a depth of at least 400 feet, intermittent to 900 feet, and generally absent below 1,000 feet.

Based on a third-party technical study completed on April 13, 2004, by Snowden Mining Industry Consultants of Vancouver, British Columbia, the Maverick Springs project contains approximately 69.6 million tons of mineralized material with an average grade of 0.01 ounces of gold per ton and 1.0 ounce of silver per ton at a silver-equivalent cut-off grade of 1.0 ounce of silver per ton.

On July 30, 2006, Snowden Mining Industry Consultants of Vancouver, British Columbia, issued a technical report describing the work done by it previously, and reporting drilling completed in 2004.

Mountain View

The Mountain View property is located in northwest Nevada near the Blackrock Desert. The property is approximately 15 miles northwest of Gerlach, Nevada in Washoe County; it straddles the boundary between the Squaw Valley and Banjo topographic quadrangles. The property currently consists of 127 claims with a total area of approximately 2,360 acres.

Vista’s acquisition of the Mountain View property was completed along with that of the Maverick Springs property, as described above. To acquire the interest in the Mountain View property, Vista paid cash of $50,000 and issued 56,497 equity units, each unit comprised of one Vista Share and a two-year Vista Warrant, to Newmont Capital, and Newmont Capital retains a 1.5% NSR. All of these Vista Warrants expired unexercised. In addition, Vista completed 8,055 feet of drilling before October 7, 2004, as required by the underlying agreement. Allied Nevada may terminate this agreement at any time. After October 7, 2006, Newmont Capital had a one-time right to acquire a 51% interest in the project, by paying to Allied Nevada twice the amount that Allied Nevada, and historically Vista, have spent on the project, including acquisition costs. In the event that Newmont Capital were to exercise this right, Newmont Capital would relinquish its 1.5% NSR. This one-time right expired 60 days after receipt of data on the property from Allied Nevada, which data was required to be delivered within 30 days of October 7, 2006. In January 2007, Newmont Capital informed Vista that it would not be exercising this right.

Newmont Capital’s interest in the Mountain View property is subject to an underlying lease and two other royalty arrangements, the principal terms of which are: the underlying lease grants a 50% interest to Newmont in all claims, with a few exceptions where a 5% interest is granted; and the lessee may purchase the remaining interest in the claims for $250,000 at any time. The lessee is obligated to purchase the remaining 50% for $250,000 on achieving commercial production. Also, the lessee shall pay a 1% NSR during production, with advance minimum payments of $25,000 per year. Advanced royalties are deductible from the net smelter returns royalty and cease upon purchase of the remaining interest of the underlying lease. A 1% NSR also applies to certain other claims.

Prior operators have conducted drilling on the Mountain View property. Vista completed a five-hole reverse circulation program totalling 4,330 feet in November 2003. The results indicate the presence of a new zone of bulk mineralization approximately 200 feet east of the known core of mineralization. Vista completed a five-hole reverse circulation program totalling 4,070 feet in 2004, and the results indicate potential bulk-mineable gold mineralization and the down-dip extension of higher- grade gold mineralization.

Geology

The dominant rock types in the area are Miocene volcanics and interbedded volcaniclastic sediments. Minor greenschist facies Permo-Triassic strata occur to the northeast and a large body of granodiorite makes up the bulk of the Granite Range to the east and south.

The Miocene lithologies consist of mafic tuffs, rhyolite tuffs and flows, volcaniclastic sediments and basalts. These units are separated from the Granite Range to the east by a range front normal fault that dips steeply to the southwest. The gold mineralization is hosted by a unit known as the Severance rhyolite that is sandwiched between the range front fault to the northeast and older Tertiary tuffs, flows and volcaniclastic sediments to the southwest.

Structure on the property is dominated by northwest and northeast trending faults. Major fault offsets occur along the range-front fault system and these are offset by the northeast trending structures. Recent alluvium is offset by the range front faults.

Based on a third-party technical study completed December 17, 2002, by Snowden Mining Industry Consultants of Vancouver, British Columbia, the Mountain View project contains approximately 23.2 million tons of gold mineralized material with an average grade of 0.013 ounces of gold per ton at a cut-off grade of 0.006 ounces of gold per ton.

On July 31, 2006, Snowden Mining Industry Consultants of Vancouver, British Columbia, issued a technical report describing the work done by it previously, and reporting drilling completed in 2003 and 2004.

Hasbrouck

The Hasbrouck property is located in southwestern Nevada about 5 miles south- southwest of the town of Tonopah in Esmeralda County, Nevada, adjacent to U.S. Highway 95 and approximately half-way between Reno and Las Vegas. The property consists of 22 patented lode mining claims and 61 unpatented lode claims that cover an area of approximately 1,300 acres.

On May 23, 2003, Vista executed a purchase agreement with Newmont Capital, which includes both the Hasbrouck property and the Three Hills property, which lies approximately 4.5 miles to the north-northwest. Terms of the purchase included a $50,000 cash payment on signing and $200,000 or, at Vista’s discretion, the equivalent in Vista Shares one year after signing. In June and July 2004, Vista issued to Newmont Capital an aggregate 50,475 Vista Shares at a deemed per share price of $3.96. The value of the Vista Shares was based on the average AMEX closing price of the Vista Shares over the ten-trading-day period ending one day before the first anniversary of the agreement. Newmont Capital, at its option, will retain either: (a) a 2% NSR in each project together with the right to a $500,000 cash payment at the start of commercial production at either project and a further $500,000 cash payment if, after the start of commercial production, the gold price averages $400 per ounce or more for any three-month period; or (b) the right to acquire 51% of either or both projects. The latter right would be exercisable only after the later of four years or the time when Allied Nevada, and historically Vista, have incurred aggregate expenditures of $1.0 million to acquire, explore and hold the projects and would include Newmont Capital paying to Allied Nevada cash equaling 200% of the expenditures made by Allied Nevada, and historically Vista, on the related property. In this event, Newmont Capital would become operator of a joint venture with Allied Nevada, and both parties would fund the project through to a production decision. Allied Nevada’s contribution to the joint venture during this period is capped at $5.0 million, $3.0 million of which Newmont Capital would finance for Allied Nevada and recover, with interest, exclusively from related project cash flows. Allied Nevada would also grant Newmont Capital a right of first offer with respect to subsequent sale of the projects by Allied Nevada. An additional 1.5% NSR on the Hasbrouck property is held by a private party.

Geology

The property is located on Hasbrouck Mountain, which is thought to lie along the western edge of a caldera. The mountain is underlain by gently dipping ash-flow, air-fall and waterlain tuffs and volcaniclastic sediments of the Miocene Siebert Formation. Several occurrences of chalcedonic sinter deposits occur near the summit of the mountain. Gold and silver mineralization in the Hasbrouck deposit appears to have formed relatively close to the paleo-surface in an epithermal, hot spring environment. The mineralization is concentrated in the Siebert Formation, in units stratigraphically below the chalcedonic sinter deposits that are exposed near the top of Hasbrouck Mountain. Two zones of mineralization are presently defined. The “Main” zone includes the bulk of mineralization at Hasbrouck, while the small “South Adit” zone lies 700 to 1000 feet to the south of the “Main” zone.

A third-party technical study was completed for Vista by MDA of Reno, Nevada on August 29, 2003. The Hasbrouck study was developed using data from 54,339 feet of drilling, principally comprised of 105 reverse circulation holes totaling 44,400 feet and 22 rotary drill holes totaling 8,980 feet. The drilling database was compiled from work performed by FMC Gold Co., Cordex Syndicate and Franco Nevada Inc. between 1974 and 1988. Based on this study, mineralized material above a cut-off of 0.010 ounces of gold per ton is 20.3 million tons with an average grade of 0.023 ounces of gold per ton and 0.32 ounces of silver per ton.

On August 14, 2006, MDA of Reno, Nevada, issued a technical report describing the work done by it previously.

Three Hills

Three Hills is located in southwestern Nevada about 1 mile west of the town of Tonopah in Esmeralda County, Nevada, and about 4.5 miles northwest of the Hasbrouck property described above. Three Hills consists of 15 unpatented lode claims totalling approximately 201 acres.

On May 23, 2003, Vista executed a purchase agreement with Newmont Capital, which included both the Hasbrouck property and the Three Hills property. The terms of this agreement are detailed under the Hasbrouck description above.

Geology

Three Hills is located in the Walker Lane structural domain of the Basin and Range physiographic province. It is in an area of structural disruption resulting from a series of orogenic events occurring in Paleozoic, Mesozoic and Cenozoic times. Basin and Range high-angle normal faults control the mineralization at Three Hills, where they cut the Siebert Formation. Gold mineralization occurs in a zone of pervasive silicification and in the Siebert Formation and the upper 10 to 30 feet of the Fraction Tuff. The contact between these two units contains consistently higher grades of gold and is more commonly argillized than silicified.

MDA of Reno, Nevada, completed a third-party technical study for Vista on August 29, 2003. The Three Hills study included data from 62,874 feet of drilling, comprised of 183 reverse circulation holes totaling 54,657 feet, 45 air-track and rotary holes totaling 6,320 feet and 9 diamond drill holes totaling 1,897 feet. The drilling was completed by Echo Bay Mines Ltd., Eastfield Resources, Saga Exploration and Cordex Syndicate between 1974 and 1996. Based on this study, gold mineralized material above a cut-off of 0.01 ounces of gold per ton was 5.7 million tons with an average grade of 0.023 ounces of gold per ton.

On August 14, 2006, MDA of Reno, Nevada, issued a technical report describing the work done by it previously.

F.W. Lewis, Inc. Properties

On December 13, 2005, Allied Nevada’s subsidiary Victory Gold Inc. (“Victory Gold”), acquired all of the outstanding shares of F.W. Lewis, Inc. (now named Victory Exploration Inc., “Victory Exploration”), the assets of which include 55 mineral properties in Nevada and Colorado. The acquisition was made by exercise of a purchase option originally held by Century Gold LLC (“Century Gold”) of Spring Creek, Nevada. Century Gold assigned the option to Victory Gold pursuant to an assignment and assumption agreement effective December 9, 2005. Under the terms of the assignment agreement, Vista paid Century Gold $150,000 in cash and also reimbursed Century Gold for the $250,000 it paid the owners of F.W. Lewis, Inc. toward the option exercise price of $5.1 million. In addition, Vista issued to Century Gold 250,000 Vista Shares valued at $1.218 million. To complete the exercise of this option, Vista paid the owners of F.W. Lewis, Inc., the remaining $4.85 million of the outstanding purchase price. Century Gold retained a 100% interest in two properties and a 50% interest in two other properties. The 53 properties retained by Victory Gold include a total of 9,280 acres of patented and 11,616 acres of unpatented mineral claims, the majority having gold, silver or copper discoveries or old mines located on the properties. The 53 properties include three Colorado properties, which will be retained by Vista.

Victory Exploration owns a production royalty interest in Lewis Mine at the Hycroft Mine. The production royalty (applying to approximately 70% of the reported reserves) is 5% NSR on gold and 7.5% NSR on other minerals, including silver. The production royalty on gold escalates on ore over 0.05 ounces per ton (opt) to a maximum of 10% NSR on ore grades over 0.14 opt. With the acquisition of Victory Exploration, Hycroft Lewis Mine, Inc., a wholly owned subsidiary of Vista U.S., is no longer subject to payment of this royalty to an outside party.

Included in the package (100% retained by Victory Gold) is a property in the Battle Mountain, Nevada Mining District, adjacent to and on trend with Newmont’s Phoenix-Fortitude property, although similar mineralization cannot be assured. This property is subject to pre-existing agreements with Madison Minerals Inc. (formerly Madison Enterprises Corp.) and Great American Minerals Exploration (Nevada) LLC. These agreements involve payments of $3,000 per month minimum royalty payments to Victory Gold, minimum exploration commitments of $250,000 per year, and an option to purchase the property for $2.0 million payable by December 31, 2007, with a retained 5% gross royalty on gold and a 4% NSR on other metals, and with annual advance minimum royalty (“AMR”) payments of $60,000 commencing on exercise of the purchase option. Madison and Great American also have an option to purchase the royalties from Victory Gold for $4.0 million in the first year following the date of exercise of the purchase option and escalating by $500,000 each year thereafter.

Allied Nevada plans to review the geology and exploration potential and prioritize the properties during 2007 for possible exploration and/or venture opportunities.

Description of Assets to be Acquired from the Pescios

As part of the Arrangement, Allied Nevada will indirectly acquire the Pescio Nevada Assets. The Pescio Nevada Assets include the Pescios’ royalty and other interests in 53 mining properties, all located in Nevada. Twenty of these properties have been explored to the extent that technical studies could be prepared for the properties. These studies were prepared in accordance with Canadian National Instrument 43-101 standards. All of the 53 properties in which the Pescios hold interests have been optioned and leased to other exploration companies in return for production royalties averaging about 2.6%, advance minimum royalties and, on some of the properties, work commitments. The Pescio Nevada Assets consist of interests in 53 Nevada mining properties, and include the royalty and other interests currently held by the Pescios in the Beowawe Gold Property, the Cobb Creek Property, the Dixie Flats Project, the Dome Property, the Wild Horse Property, the Eden Property, the Elder Creek Property, the NAD Property, the North Carlin Property, the North Mill Creek Property, the Pony Creek Property, the Switch and Six Mile Properties, the Toy Property, the Tusk Property, the Rock Creek Property, the Santa Renia Gold-Silver Property, the Six Mile Property, the South Silver Cloud Property, the Tonka Gold-Silver Property, and the Woodruff Gold-Silver Property.

One of the property interests to be acquired from the Pescios by Allied Nevada, namely the Pony Creek Property, has had an estimate of mineralized material prepared for it. As described more fully starting on page 46, based on a third-party technical report completed on August 31, 2006, by Richard H. Russell, an independent consultant from Sandy, Utah, the Pony Creek Property contains, at a cutoff grade of 20 feet at 0.015 ounces of gold per ton, gold mineralized material of 1,140,000 tons grading 0.057 ounces of gold per ton. Estimates of mineralization herein are subject to the effect of changes in metal prices, and to the risks inherent in mining and processing operations.

The following table summarizes material information concerning the 20 properties for which technical studies have been obtained as noted above. The reader is directed to the more comprehensive information about these properties starting on page 31, immediately following the summary table.

Selected Property Interests to be Acquired from the Pescios by Allied Nevada

Summary Information

Property Name/ Trend	Approximate Acreage	Pescio Original Interest	Pescio Retained Interest	Annual Advance Minimum Royalty	Work Commitment	Geology	Exploration/ Mining History

Beowawe/Cortez-Battle Mt.-Eureka Trend	1,878 acres	100%, but subject to option to purchase granted to Atna, which in turn optioned 70% to Apollo Gold Energy; if work commitment is complete by November 6, 2006, Atna will acquire property.	3% NSR	$75,000 on or before November 6, 2006 and $100,000 on or before November 6 for each subsequent year.	8,000’ of drilling	Volcanics and sediments cross cut by faults, geothermal system with gold, mercury, barite associated with quartz veins and pyritic breccia.	Old mine workings, 1983-1996 four companies drilled 39 shallow holes, 3 shallow holes in 2004.

Cobb Creek/ Independence Trend	1,000 acres	49%, subject to lease/purchase with Staccato	3% NSR (1% can be bought for $1.5 million)	49% of $75,000 in 2007, escalating to 49% of $150,000	5,000’ drilling per year	Andesitic basalt cut by quartz-calcite gold veins.	BHP/Utah and Orvana drilled 72 holes 1980s and 1990s.

Dixie Flats/ Carlin Trend	3,680 acres	Staccato Gold owns 100%	2% NSR (1% can be bought for $1.5 million)	$65,000		Webb Formation calcareous sediments. Gold with pyrite and barite associated with brecciated silicified and oxidized alteration.	Geophysics and geochem, Cordex drilled 10 reverse circulation holes 1996, BHP drilled 7 reverse circulation holes 1996 and 1997.

Property Name/ Trend	Approximate Acreage	Pescio Original Interest	Pescio Retained Interest	Annual Advance Minimum Royalty	Work Commitment	Geology	Exploration/ Mining History

Dome/Cortez- Battle Mt.- Eureka Trend	380 acres	49%, subject to lease to Senator	3% NSR (49% to Pescio) (1% can be bought for $750,000 w/in 5 yrs, $2 million after 5 yrs. Additional 1% can be purchased for $3 million)	49% of $35,000/yr escalating to $60,000 per year on January 3, 2014 in lease payments		Rhyolite with anomalous mercury and barium and weak gold values. Quartz in minor fractures, argillic alteration.	Grass roots stage exploration project.

Wild Horse/ Between Carlin and Independence Trends	440 acres	Same as Dome	Included with Dome	Included with Dome		Pyroclastic volcanic rocks overlain by sinter. Pyrite in banded chalcedony veins, breccias and rarely in silicifed tuffs.	1984-1989 four companies explored and 7,360’ reverse circulation drilling.

Eden/Sleeper Trend	1.360 acres	Sold to Mill City along with 8 other Pescio properties, who optioned 60% to Minterra.	3% NSR (1% can be bought for $1 million)	Escalating from $30,000 in 2004 to $100,000 in 2009 and beyond, unless option terminated.	$5 million in explor. & development over 5 yrs, 100,000’ of drilling —on the 9 properties. Minterra can earn 10% more by completing bankable feasibility study.	Silicified and strongly argillized zones in sediments along major faults.	3 companies have drilled 63 holes.

Elder Creek/ Cortez-Battle Mt.-Eureka Trend	460 acres	Same as Eden	Same as Eden	Same as Eden	Included with Eden	Gold is associated with faults in Valmy Formation sediments thrust over Devonian carbonates.	Shallow gold mineralization was mined by Alta Gold/NERCO joint venture in 1988.

NAD/Cortez- Battle Mt.- Eureka Trend	200 acres	Same as Eden	Same as Eden	Included with Elder Creek	Included with Eden	Upper-plate siliciclastic rocks host a gold anomaly where the upper plate rocks are exposed.	Some 47 holes have been drilled by 5 companies.

Property Name/ Trend	Approximate Acreage	Pescio Original Interest	Pescio Retained Interest	Annual Advance Minimum Royalty	Work Commitment	Geology	Exploration/ Mining History

North Carlin/ Carlin Trend	720 acres	Same as Eden	Same as Eden	Same as Eden	Included with Eden	The project is covered by post-mineral rocks. The target would be to drill test favorable rocks beneath cover, estimated at 1,000- 1,665 feet deep.	Early-stage exploration project.

North Mill Creek/Cortez- Battle Mt.- Eureka Trend	120 acres	Same as Eden	Same as Eden	Included with Elder Creek	Included with Eden	Upper plate Valmy Formation sediments host a large geochemical anomaly for arsenic, antimony and mercury.	3 adits, 5 bulldozer cuts, 9 reverse circulation drill holes by 4 companies 1995-1998.

Pony Creek/ Carlin Trend	11,680 acres	Sold to Mill City along with 8 other Pescio properties, who optioned 60% to Grandview Gold.	3% NSR, reducing to 2% if work commitments met and 1% more can then be bought for $1.5 million	Escalating from $30,000 in 2004 to $100,000 in 2009 and beyond, unless option terminated.	Grandview to spend $3.5 million by July 31, 2007, 30,000’ of drilling on Pony Creek and Elliot Dome.	Gold is related to felsite breccias and probably to felsic intrusions into graben faults.	Newmont explored and drilled 1980-1989, followed by others off and on through present.

Switch and Six Mile/ Between Cortez-Battle Mt.-Eureka and Carlin Trends	280 acres	Same as Eden	Same as Eden	Included with Eden	Included with Eden	Covered by post-mineral Tertiary volcanics. Claims are along major structures and targets would be at depth beneath the cover.	Early-stage exploration project.

Toy/Cortez- Battle Mt.- Eureka Trend	7,820 acres	Same as Eden	Same as Eden	Same as Eden	Included with Eden	Silicified and argillized upper plate Valmy Formation and igneous dikes with a major structural zone running through the property.	Unknown number of shallow holes tested upper plate rocks.

Property Name/ Trend	Approximate Acreage	Pescio Original Interest	Pescio Retained Interest	Annual Advance Minimum Royalty	Work Commitment	Geology	Exploration/ Mining History

Tusk/Cortez- Battle Mt.- Eureka Trend	1,080 acres	Same as Eden	Same as Eden	Same as Eden	Included with Eden	Covered by gravels and post-mineral tuff. A mineralized structural zone trends onto the property.	Some past drilling occurred, but no information is available.

Rock Creek/ Between Cortez-Battle Mt.-Eureka and Carlin Trends	1,240 acres	100%, leased to Duncan Park for 20 yrs along with South Silver Cloud	3% NSR increasing with gold price (1% can be bought for $1 million)	$30,000 in 2004 escalating to $150,000 in 2009 and thereafter	4,000’ drilling by 2006 and 5,000’/yr thereafter	Faults control alteration and mineralization in volcanics. Targets would be deeper than tested to date.	Other companies drilled 122 shallow holes.

Santa Reina/ Carlin Trend	487 acres	100% leased to DPHC	3% NSR (1% can be bought for $1 million)	$75,000 in 2007 escalating to $150,000 in 2009 and thereafter		Post mineral tuffaceous sediments cover the target area. A favorable structural setting exists within a projected favorable setting of rock units.	Very little work has been done on this property.

South Silver Cloud/ Between Cortez-Battle Mt.-Eureka and Carlin Trends	2,440 acres	Included with Rock Creek	Same as Rock Creek	Included with Rock Creek	Included with Rock Creek	Partially covered, hot-springs type system exposed. Targets are deeper than tested, for vein-type gold-silver.	At least 122 mostly shallow holes drilled by previous operators were not successful.

Tonka/Carlin Trend	240 acres	100%, subject to lease to Beaucache.	4% NSR (2% can be bought for $4 million)	$50,000 in 2007, escalating to $200,000 in 2011 and thereafter	5,000’ drilling by 2008 and 7,500’/yr thereafter	Silicified and baratized outcrops of Webb Formation siltstone in a favorable structural setting.	About 15 holes by previous operators. None are known to have reached current target depths.

Woodruff/Carlin Trend	360 acres	100%, subject to lease to Beaucache.	4% NSR (2% can be bought for $4 million)	$50,000 in 2007,	5,000’ drilling by 2006 and	Anomalous arsenic, antimony and	Several companies have explored

				escalating to $200,000 in 2011 and thereafter	7,500’/yr thereafter	mercury values around graben faults may indicate gold mineralization in favorable host rocks at depth.	the project. Two holes apparently were drilled, one shallow and a deep hole, which deflected and remained in unfavorable rocks.

Other Pescio Properties	The remaining 33 mining properties in which the Pescios hold property interests have not had technical reports completed in compliance with Canadian National Instrument 43-101 standards and are in various stages of exploration and evaluation.

Beowawe Gold Property

The property is located in the Cortez-Battle Mt.-Eureka Trend in north-central Nevada approximately 30 kilometers east of the town of Battle Mountain and 32 kilometers west of Carlin, Nevada. It currently consists of 100 non-contiguous mining lode claims (approximately 1,799 acres or 728 hectares) and fee land (approximately 79 acres or 32 hectares) in two basic blocks along an east west axis of approximately nine kilometres.

The Pescios are parties to the agreement dated November 7, 2002 with Atna Resources Ltd. and Atna Resources, Inc. (“Atna”) in accordance with which the Pescios granted to Atna the option to acquire 100% of the property subject to the obligation to pay a mineral production royalty equal to 3% NSR from the production of minerals from the property and to pay AMR payments of $75,000 on or before November 6, 2006, and $100,000 on or before November 6, 2007 and on or before November 6 of each subsequent year. Atna has entered into an agreement with Apollo Gold & Energy Inc. to earn up to a 70% interest in the property (subject to performance and satisfaction of certain conditions).

From 1959-1985, there were as many as 50 geothermal test wells drilled for the Beowawe project. The area has been explored for precious metals since 1983 and this included drilling by Chevron, Bow Valley, North and WX. In 1999, Balaclava Mines Inc. acquired the area and drilled a five-hole program. In 2002, Atna optioned the Beowawe claims from Carl Pescio. In 2003, Atna acquired more claims at Beowawe. In 2004, Prospectors Consolidated optioned the claims from Atna. The property was returned to Atna in 2005 and in the same year, Atna optioned the project to Apollo Gold & Energy Inc. Included in the Pescio option to Atna is the requirement to complete 20,000 feet of drilling by November 6, 2005. Atna has extended the requirement to complete the drilling until November 6, 2006 and the requirement to drill 20,000 feet has subsequently been reduced to 8,000 feet.

As part of the Arrangement, Allied Nevada will acquire the Pescios’ interest in the Beowawe Gold Property from the Pescios. Currently, the Pescios are the holders of a royalty on the claims, and are the beneficial or record owners of certain of the claims.

Geology

The geologic target is a low-sulfidation, epithermal precious metals system associated with Miocene aged volcanic rocks (bimodal assemblage) in western and northern Nevada. The project is located at the intersection of the Northern Nevada Rift (“NNR”) with a state-wide line of hot springs, geothermal wells and direct-use geothermal facilities. The claims cover part of the Malpais normal fault system with its intersection with the Dunphy Pass Fault Zone and intersection of these systems has created the controlling plumbing of the Beowawe Hot Spring system. Miocene volcanics along the fault system have been silicified and mineralized with gold and other gold indicator minerals (Hg, etc). The small Red Devil Mine lies on the property at the eastern end of the hotspring system and barite was exploited from the open cut Sansening Barite Mine adjacent to the eastern most claim block.

The past mining activities may present a limited potential for environmental liability as a result of the existence of open shafts, adits and waste dumps at the Red Devil mine and the open pit and staging areas at the barite mine.

The Beowawe Gold property geology includes Miocene aged basalts, andesitic basalts, and dacites that unconformably overlie and crosscut a basement of Ordovician clastic marine sedimentary rocks of the Valmy formation. District structural fabric is dominated by northeast and northwest high angled faults that act as conduits for the geothermal system that produced the mercury mineralization on the eastern edge of the property and focused the current activity that produced the sinter at the Geysers and supplies the thermal activity for the generation of electricity at the geothermal plant. Various exploration work to date has defined epithermal mineralization and alteration with coincidental trace element geochemical anomalies controlled by these steeply dipping structural conduits. This mineralizing event is thought to have emplaced the past mined mercury and barite in what is believed to be the upper-most levels of a low-sulphidation Au-Ag deposit. The Beowawe Gold property has a number of similarities to the nearby Mule Canyon deposit and the Ken Synder deposit (Midas District).

The project is accessed from Battle Mountain by taking U.S. Interstate 80 east for 45 km to the junction with State Highway 306. Exploration and mining could be conducted year-round, due to the established roads and the projects proximity to the nearby towns. The property has sufficient surface rights for future exploration or mining operations including potential waste disposal areas, heap leach pads and potential possession plant sites.

The climate is defined by hot summers and cold, windy winters. Precipitation is moderately light. The vegetation varies depending on elevation and moisture. Sagebrush and sparse grasses thrive on the valley floors while mountain mahogany, juniper and pinion trees grow on the lower slopes of the higher ranges to the south and west of the project ground.

Allied Nevada has not conducted exploration on the Beowawe property. Previous operators have undertaken exploration programs. A geologic map published by Struhsacker (1980) shows northeast striking, high-angle faults cutting through the southern portion of the area as the major structural feature with a cross cutting northwest trending Dunphy Pass Fault Zone.

Large chalcedonic quartz veins up to 5m across, dipping steeply to the south, outcrop on the property and are exposed for over one kilometre, subparallel with the range front. These veins form a strike-slip duplex displaying a left lateral sense of shear, and are cross-cut by multiple phases of later chalcedonic veins +/– carbonate. Pyrite rich breccias occur along and peripheral to the veins. This system is overprinted by a more recent gold-rich hydrothermal system, where fluids have traveled along the Malpais fault system. The veins occur within a graben, and the “bonanza level’ or boiling point is projected to be 150 to 300m below surface.

Most of the drilling occurred between 1983 and 1996 when four companies drilled at least 39 relatively shallow mineral exploration drill holes in the area of the current claim blocks. All of the drill holes from this period were rotary, vertical and relatively shallow (the deepest known being 141.7 meters but typically in the 65 meters range). In 2004, Prospectors Consolidated drilled additional 3 holes (548.6 metres).

In 2003, Atna contracted Zonge geosciences to carry out a dipole-dipole IP survey of 14 lines and the report indicates that the transition from the IP to resistivity anomaly at 150m to 225m below surface may reflect the bonanza or boiling point within the 409 set of large chalcedonic quartz veins, suggesting an excellent drill target.

Rock geochemical samples were taken on the property in a spot sampling approach. During the recent examination of the Beowawe Gold Property, three rock samples were collected from various locations across the property. Each sample was placed into a uniquely numbered, sealed sample bag and delivered to the laboratory.

Standard permits for issues related to drilling and other such surface disturbances may be required. The proximity to the geothermal production wells and known subsurface plumbing system may require additional permits and additional operating steps for drilling on the project with blowout prevention technology.

No estimate of gold mineralized material utilizing acceptable Canadian Institute of Mining and Metallurgy standards has been calculated for the Beowawe property due to the early stage of exploration work on the property. In addition, no known metallurgical testing has been performed on any type of sampling medium from the Beowawe property.

In June 2006, Apollo announced that they had applied for drill permits to complete a drill program on the property.

Cobb Creek Property

The Cobb Creek Property-McCall Area is located in the Independence Trend in northern Elko County, Nevada, approximately 5 miles southwest of the town of Mountain City, Nevada. The property consists of 51 claims covering approximately 1,000 acres on the Humboldt National Forest. The property is accessible approximately 90 miles from Elko, following I-80 expressway to Nevada highway 225, north to Maggie Summit Road. At Maggie Summit Road, turn west off paved highway NV 225 to Bieroth Ranch Road, which is taken to the west for 5 miles on a gravel and dirt road to the property.

BH Minerals Inc. (“BH”) entered into a lease/purchase agreement dated as of December 24, 2003 for the Cobb Creek claims with claim owners, the Pescios and Don Jennings. Mr. Jennings’ interest is 51% and the Pescios’ is 49%. BH will make the following lease payments to the Pescios and Mr. Jennings:

1.	$45,000 no later than January 15, 2004;

2.	$40,000 first anniversary;

3.	$50,000 second anniversary;

4.	$75,000 third anniversary;

5.	$100,000 fourth anniversary;

6.	$125,000 fifth anniversary;

7.	$150,000 sixth anniversary and each anniversary thereafter.

BH will complete at least 5,000 feet of drilling on the property in year one followed by a yearly commitment of 5,000 feet until completion of the bankable feasibility. BH shall have the option to pay the Pescios $10 per foot committed to and not drilled and to purchase 1% of the 3% production royalty for $1,500,000 prior to completion of the bankable feasibility study.

In a letter dated December 23, 2003, Staccato Gold Resources Ltd. (“Staccato”) agreed to acquire the property on a joint venture 50/50 basis with Bell Coast Capital Corporation (“Bell Coast”). Bell Coast will pay the first payment of $45,000 to acquire the property on behalf of the joint venture and Staccato will pay to Bell Coast $22,500 plus shares on completion of a financing scheduled to take place in January 2004.

As part of the Arrangement, Allied Nevada will acquire the Pescios’ interest in the Cobb Creek Property from the Pescios. The Pescios are the holders of a royalty on the claims, and the holders of a 49% beneficial or record ownership interest in certain of the claims.

An approved Plan of Operations Permit and/or Letter of Intent Permit with the U.S. Forest Service, is necessary to conduct any work plan on the U.S. Forest Service Lands.

Geology

The project area is situated in the Basin and Range province, characterized by north-northeast trending mountain ranges separated by alluvial filled valleys. The project area is specifically located in the Independence Mountains, which has its highest points at 10,438 feet (at McAfee) and 10,198 feet (at Jacks). The climate is characterized by winters with temperatures between 0 and 40 degrees Fahrenheit and summer temperatures between 35 and 85 degrees Fahrenheit.

The stratigraphy at the Cobb Creek Property consists of the western facies, Ordovician Valmy Group comprised of the lowermost greenstones and argillite of the Snow Canyon formation equivalent to the Rodeo Creek formation in the Carlin district and Comus formation in the Getchell/Pinson/Chimney district. Underlying the Snow Canyon/Rodeo Creek formation are carbonates of the Van Duzer formation consistent with the carbonate units beneath the Valmy elsewhere in the Independence Range, Gold Acres, and the Carlin district. In these gold deposits the carbonate units are called the Popovich/Wenban, Hanson Creek and Roberts Mountain formation in the eastern facies, lower plate. Three periods of structural deformation at Cobb Creek include late Paleozoic age N40E and N70E asymmetrical fold axis, low angle shear features, and strong N70E striking shear fabric in the greenstones; Mesozoic age N60-70W structures; and late Cretaceous age, high angle N30E and N30W trending structures.

The gold mineralization at Cobb Creek-McCall occurs within an altered andesite to basaltic rock unit cut by quartzcalcite gold bearing veins. The gold mineralization, from the past literature at Cobb Creek-McCall is thought to be formed from mesothermal gold solutions related to sheared, greenstone beds in the Valmy Formation. Conflicting evidence has resulted in differing opinions on the age of mineralization, whether the alteration and gold mineralization is related to Tertiary (30-40 Ma) as typical at Jerritt Canyon or the older, 110 to 80 Ma range. Gold mineralization is primarily associated with argillized greenstones with quartz-pyrite-arsenopyrite stockwork, veining, and breccias. The strong structural control on this gold mineralization is displayed by the association with low angle quartz-calcite mineralized zones near argillized fault zones and spatially associated with the intersections of N60-70W, N30E, and N30-35W structures. At McCall, the ore zones show distinctive resistivity highs with no associated aeromagnetic response. Geochemistry shows a strong correlation between gold and arsenic. However, on a broader scale the metal geochemistry for Au, Ag, As, Sb, Cu, and Mo does not appear to change between fresh and unaltered rock. Therefore, previous workers conclude that the high regional metal geochemistry is not related to mineralization but to regional alteration from a depositional phenomenon or a large convection system at depth.

A third party technical report completed on September 18, 2006, by Michael R. Pawlowski, a Consultant from Gilbert Arizona, indicated the work at the Cobb Creek Property has not been sufficient to define mineralized material. All geological data including 72 drill holes with 5-foot gold drill hole assays, trench sampling gold assays and surveys taken from historical data on the Cobb Creek-McCall exploration programs in the 1980’s and 1990’s of BHP/Utah and Orvana have been put into a database. All past geological data at the Staccato office in Elko, Nevada was reviewed and appears to be within past industry standards. Additional sample verification of BHP/Utah and Orvana’s drill hole assays is needed to result in an estimate of mineralized material. The drill hole intercepts are thought to represent true widths, but can not be verified, due to the flatlying replacement nature of the gold mineralization and feeder structures in Carlin type gold deposits, similar to many other gold deposits in northeast Nevada.

Most of the Cobb Creek area is covered by alluvium, which hinders exploration but allows potential opportunities for covered targets. Cobb Creek offers untested potential for deep underground, structurally controlled “Carlin-type” deposits. Targets for future exploration drilling in the Cobb Creek-McCall zone are in a series of major low-angle thrust faults and steep fault structures that has trapped gold mineralization in the favorable, receptive host rock in the upper plate Ordovician Valmy limestones/greenstones or more likely, the lower plate, Devonian-Mississippian Van Duzer limestone.

A two-phase exploration program is recommended for the Cobb Creek project. The Phase One exploration program, estimated to cost $304,000, includes primarily deep drill holes at McCall to test for high-grade, Carlin-type feeder structure; step-out drilling at the McCall and Beaver zones; geologic data compilation and reconnaissance to identify and then claim stake additional targets; and preliminary metallurgical studies. The Phase Two exploration program, estimated to cost $358,000, includes primarily in-fill drilling at McCall followed by a preliminary scoping and permitting for drilling, environmental, and additional metallurgical studies to serve as a basis for future decisions.

Dixie Flats Project

The Dixie Flats Project is a pediment play located in the southern Carlin Trend, Elko County, Nevada.

The Dixie Flats Project was originally acquired from BHP International Minerals Inc. (“BHP”) in September 1998, and currently consists of 5 3/4 sections (approximately 3680 acres) including 134 leased claims (Pescio lease), and 1280 acres of leased fee ground (E.L. Cord Foundation lease). The Dixie Flats Project was owned by Bell Coast and is now under option to Staccato who owns a 100% interest, subject to a 2% NSR held by the property vendor, Carl Pescio. Under a letter agreement, Staccato must pay $65,000 AMR.

As part of the Arrangement, Allied Nevada will acquire the Pescios’ interest in the Dixie Flats Project from the Pescios. Allied Nevada will own certain of the Dixie Flats royalties while Staccato maintains its 100% interest in the property subject to the royalties. Staccato has an option to acquire 1% NSR for $1.5 million prior to the completion of a bankable feasibility study.

Geology

The Piñon Range is underlain by a thick sequence of Paleozoic carbonate and clastic sedimentary rocks, consisted of Devonian eastern assemblage carbonate rocks, Mississippian to Permian overlap assemblage clastic and carbonate rocks, and tertiary sedimentary and volcanic rocks.

Webb Formation is the basal unit of the overlap assemblage and unconformably overlies Devils Gate Limestone. Calcareous mudstones, siltstones, and sandstones in the lower part of the Webb are the dominant host for gold deposits in the southern Carlin Trend. The Webb Formation and overlying Chainman Shale and Diamond Peak Formation represent a coarsening-upward, mostly clastic sequence that records the filling of the foreland basin beginning with fine-grained mudstone, limestone, shale and siltstone and followed by coarse-grained sandstone and conglomerate.

The Paleozoic rocks are intruded by Tertiary dikes and overlain by Tertiary sedimentary and volcanic rocks including the Elko Formation, Indian Well Formation, and an unnamed basalt unit.

Rocks at the Evans Mine Property are a sequence of reactive Antler Sequence limestones and clastic rocks which were deposited unconformably on the upper plate of the Roberts Mountains allochthon. The Evans Mine section is stratigraphically lower than the Webb Formation, but a potential reactive host is in the Oxyoke Canyon Sandstone of the underlying Devonian Nevada Group. At the Evans Mine, a small barite prospect, mineralization occurs as strataformal replacement bodies in Devonian limestone and dolomite along a north-northeast trending fault. Anomalous gold and arsenic in jasperized limestone have been reported from local trenches and pits.

The target at Dixie Flats is a Rain-style gold deposit hosted in Mississippian Webb Formation at its contact with the underlying Devonian Devils Gate Limestone. The Rain and Emigrant Springs deposits are typified by baritic jasperoid breccias in the Webb Formation along high-angle faults. Dixie Flats targets are blind and complicated by basin-and-range normal faulting. Paleozoic bedrock is at a prospective depth in the western portions of the project area as indicated by geophysics and previous drilling.

CSAMT profiles clearly define the northeast-trending boundary of the deep Dixie Flats basin to the east. BHP completed gravity, CSAMT, ground magnetics, soil gas, and sagebrush biogeochemistry surveys over all the property. The CSAMT profiles reveal northeast-striking horst and graben structures in the shallower parts of the Dixie Flats basin. Numerous soil gas and sagebrush geochemical anomalies coincide with CSAMT linears.

Cordex and BHP drilled 17 widely spaced reverse-circulation holes ranging from 440 to 960 feet in depth on the property in 1996-1997. Seven holes penetrated the Webb Formation target horizon. Significant gold grades were encountered in three holes, with the best intercept of 30 feet of 0.012 ounces per ton in Cordex hole DX-5 in Section 7. Bedrock is at a depth of 155 to 720+ feet in the drill holes, and Webb Formation is at a depth of 500+ feet. CSAMT, drilling, and sagebrush geochemistry indicate shallow targets in Sections 5 of the current land position.

In the year 2000, High Desert Mineral Resources of Nevada, Inc. (“High Desert”) completed approximately 22 square miles of geologic mapping on BLM, Tomera Stonehouse Ranch, and Bank of Chicago land to the west, east, and south of the Dixie Flats Project. Geologic mapping concentrated on delineating volcanic stratigraphy in the Indian Well Formation and structure in the southern part of the Dixie Flats claim block. The Indian Well Formation was broken into four main units and further subdivided during mapping. Thirty-nine samples of altered Indian Well Formation tuff and chalcedony-calcite veins were collected and analyzed for gold. The altered tuffs and veins appear to be barren of gold suggesting that the Indian Well Formation may be younger than any gold mineralizing events in the mapped area.

The work to date has defined numerous drill targets on the ground based upon anomalies from multiple techniques. The regional mapping has assisted in suggesting the potential location of the Rain structure as it may cross onto the property.

Previous drilling has demonstrated that there will be high water flow requiring extra compressors for reverse circulation drilling or extra lost-circulation controls for a diamond-drilling program. A two-phased work program is recommended to drill test the project. The recommended Phase I program is estimated to cost $275,000. A second phase of drilling would be conducted contingent upon favorable results of the first phase. The location of these Phase II holes would be identified as Phase I was being completed. Phase II as proposed, is estimated to cost $375,000.

Elevations range from 5400 to 6300 feet. To access the property from Elko, Nevada, one can follow the Bullion Road, an improved dirt road, southwest for approximately 20 miles along the road. No utilities were observed on or near the property. All essential services such as fuel, food and lodging are available in Elko.

The temperatures are cool to cold during the winter and are warm during the summer with cool nights. The vegetation varies depending on elevation and moisture. Sagebrush and sparse grasses thrive on the valley floors while mountain mahogany, juniper and pinion trees grow on the lower slopes of the ranges. Exploration and mining could be conducted year-round, due to the established road and its proximity to Elko. The property has sufficient area within the claim boundaries for future exploration or mining operations including potential tailings storage areas, potential waste disposal areas, heap leach pads areas and potential processing plant sites. Surface rights must be acquired but it is not expected to be a problem given there has not been a problem in obtaining the access in the past.

The Dixie Flats project area was previously explored by Cordex Exploration (“Cordex”) and BHP. Cordex leased the Pescio claims in November 1995 and the intervening Cord Foundation ground in March 1996. They completed six line-miles of CSAMT and drilled ten reverse circulation holes in 1996. The holes were drilled in Sections 5, 7, 8 and 18 and range in depth from 645 to 960 feet for a total of 8360 feet. The Webb Formation was oxidized and silicified in three of the holes, and gold mineralization was encountered in two holes (DX-5 and DX-6 in Section 7, T31N, R54E). The best gold intercept was 0.012 opt from 730 to 760 feet in DX-5. Gold mineralization is associated with brecciated, silicified, and oxidized alteration in the Webb Formation. The mineralization contains variable amounts of barite and pyrite. Cordex subsequently dropped the property late in 1996.

BHP staked Section 30, T31N, R54E and Section 36, T31N, R53E south of the Cordex Holdings in 1996. They acquired the Pescio and Cord Foundation ground in 1997 and staked Sections 28 and 32, T32N, R54E to complete the maximum land package but these BHP staked claims have been relinquished and are no longer part of the land holdings.

BHP completed gravity, CSAMT, ground magnetics, soil gas and sagebrush biogeochemical surveys over all the current land position in 1996-1997. The sagebrush survey revealed gold and trace element anomalies that correspond to north-, northeast-, and east-west-trending CSAMT linears.

BHP drilled seven reverse-circulation holes in 1996 and 1997 in Sections 7, 30 and 32. The holes ranged from 440 to 950 feet in depth for a total of 5075 feet. Bedrock is at a depth of 155 to 720+ feet in the drill holes, and Webb Formation is at a depth of 500+ feet. CSAMT, drilling, and sagebrush geochemistry indicate shallow targets in Sections 5 of the current land position.

High Desert completed approximately 22 square miles of geologic mapping in the year 2000 on BLM, Tomera Stonehouse Ranch, and Bank of Chicago land to the west, east and south of the Dixie Flats project. This is in addition to mapping that was completed in 1999 on Newmont and Maggie Creek Ranch land to the north and west of the Dixie Flats claim block. Geologic mapping in 2000 concentrated on delineating volcanic stratigraphy in the Indian Well Formation and structure in the southern part of the Dixie Flats Claim block. Indian Well Formation tuffs that could be traced for tens of miles along the eastern flank of the Piñon Range were also evaluated for their potential as a host for gold deposits.

Thirty-nine samples of altered tuff, siltstone and limestone were collected and analyzed for gold. All samples were barren of gold. No physical work has been completed on the Dixie Flats claim blocks since 2000 due to budgetary constraints.

The early project sampling was conducted using industry standard professional sampling techniques. There are extensive reports and data detailing the sampling methods and analyses procedures used by the previous lessee companies and is available for review and verification within the project files housed in Elko, Nevada. The sample preparations and analyses were conducted by large professional mining companies, who used professional assaying laboratories for their samples taken in the Dixie Flats Project area.

No estimate of mineralized material utilizing acceptable Canadian Institute of Mining and Metallurgy standards has been calculated for Dixie Flats Project. Similarly, no metallurgical testing has been carried out on drill cuttings from the Dixie Flats Property or other types of sampling medium.

Dome Property

The Dome Property comprises four non-contiguous claim blocks totalling 19 unpatented lode mining claims located in the Cortez-Battle Mt.-Eureka Trend. The claims total approximately 380 acres and are located in the Sheep Creek Range, 20 miles north-northeast of Battle Mountain. The claims cover parts of Section 2 in Township 34 North, Range 46 East, and Sections 26 and 36 in Township 35 North, Range 46 East.

The claims which comprise the Dome Property (and the Wild Horse Property) were originally staked by Richard R. Redfern (“Redfern”) and the Pescios. The Dome Property and the Wild Horse Property were leased by Redfern and the Pescios to Senator Minerals Inc. (“Senator”) under the mining lease dated effective January 4, 2004. Redfern holds a 51% interest and the Pescios a 49% interest, in the royalties in the Dome Property.

The primary term of the mining lease is 20 years, terminable at any time by Senator upon delivery of notice. Senator may extend the term of the mining lease beyond the primary term by paying a lease payment of $60,000 per year on or before the anniversary date of the mining lease following expiration of the primary term. Under the mining lease, Senator paid the sum of $17,150 to the Pescios together with 20,000 shares of Senator’s common stock. Under the mining lease, Senator paid the sum of $8,925 to Redfern together with 20,000 shares of Senator’s common stock. Senator is obligated to pay lease payments on or before January 3 of each year during the term of the mining lease, in the amount of $35,000 on January 3, 2005, escalating to the sum of $60,000 on January 3, 2014, and each subsequent anniversary date during the primary term. Senator is obligated to pay a mineral production royalty equal to 3% NSR from the production of minerals from the Dome Property and the Wild Horse Property, subject to Senator’s option to purchase one-third of the royalty (representing 1% of the NSR) by payment of the sum of $750,000 within five years following the effective date of the mining lease or by payment of the sum of $2,000,000 at any time after five years after the effective date of the mining lease. Senator also has the option to purchase an additional one-third of the royalty (representing 1% NSR) at any time by payment of the sum of $3,000,000.

As part of the Arrangement, Allied Nevada will acquire the Pescios’ interest in the Dome Property from the Pescios. The Pescios are the holders of a royalty on the claims, and are the beneficial or record owners of certain of the claims.

Geology

The Dome Property is situated along the NNR, a Miocene age structural zone that hosts several current and past producing mines, and one major development project.

The Dome Property is in flat, grass and sagebrush-covered desert, with elevations ranging between 5,180 feet in the northwestern corner of the property and 5,360 feet along the southern property border. The climate is favorable for year-round mining, with all supplies and services needed for a successful exploration program available in the area.

Within the Great Basin province, exposed rock units range from late Pre-Cambrian meta-sediments to Pleistocene cinder cones.

The majority of rock in the property area consists of Tertiary volcanic flows, domes, pyroclastic materials, and related reworked sediments that unconformably overlie a basement composed of Ordovician Valmy Formation sediments. To the southwest of the property, rocks of the Ordovician-age Valmy Formation are overlain by Silurian-age Elder Sandstone and Devonian-age Slaven Chert.

Rhyolite float observed on the property is medium- to course-grained and very strongly silicified. Some float is porphyritic with sub-rounded quartz grains ranging from 2 mm to 10 mm. Minor fracturing is quartz-filled. Chalcedonic quartz float, possibly sinter, is locally vuggy, with botryoidal quartz growths showing weak to moderate hematite surface staining. Occasional float appears brecciated with irregular masses of cream-colored argillic alteration. Amygdaloidal basalt appears fresh, sharp-edged and generally unaltered.

Access from Battle Mountain is by paved Highway 35 for 6 miles, 8 miles on Izzenhood Road (paved secondary and gravel), then 13 miles on unimproved “two track” dirt trails to the Dome Property.

Since the late 1990s, much of the exploration focus in Nevada has been on so-called Midas-Style, deep, often bonanza grade, vein-hosted epithermal gold-silver mineralization.

In the early to mid 1990s, Western States Minerals staked an area covering the Dome Property. Exploration carried out was likely minimal as there is no evidence of trenching or drilling on the property. In 2002, geochemical rock sampling by Redfern consisted of 2 samples that are both anomalous in mercury. Sample 153355 returned slightly elevated lead, gallium and sulfur values of 27.5 ppm, 20.55 ppm and 0.56% respectively. Sample 153356 returned an elevated barium value of 1,121 ppm.

The Dome Property is at the grass-roots stage of the exploration process. Exploration has been limited to surface prospecting and limited geochemical sampling of altered bedrock. Previous work done indicates scattered argillic alteration, brecciation, silicification, anomalous mercury values, and weak gold values, possibly indicating the presence of a mineralizing system. The observed surface indications are similar to subtle features found above high-grade vein systems in the Ivanhoe and Midas districts and additional exploration is warranted.

The Dome Property does not show any evidence of previous drilling.

Recorded sampling of the Dome Property is limited to a few reconnaissance scale rock chip geochemical samples, which are marked by a metal tag bearing the sample number affixed to the sample site. Rock chip samples collected by Redfern were submitted to the Elko office of ALS Chemex for analysis by Standard Fire Assay with an atomic absorption spectrophotometry finish. No program has been initiated to systematically sample the Dome Property.

The rock samples taken by Edward Harrington, a geologist, during the Property investigation in 2003 were sent to International Plasma Laboratory Ltd (“IPL”), Vancouver, BC and the samples were maintained in locked storage until delivered to IPL for analysis.

The principal target on the Dome Property is a low-sulfidation epithermal gold-silver deposit, typically found primarily as quartz-adularia-calcite veins in volcanic rock. Veins are the typical “bonanza” type, carrying significant gold and silver. Gold grades in the percent range have been recorded for select samples from this class of deposit, which includes the Midas and Sleeper deposits.

Permits and reclamation bonds will be required for all exploration or mining activities that disturb the surface.

Other than a review of the assay certificates, land status checks, and the Dome Property examination, the information available for this property has not been verified.

Wild Horse Property

The Wild Horse Property is located 60 miles north-northwest of Elko, on the western edge of the Tuscarora Mountains between the Carlin Trend and Independence Trend. The property comprises a contiguous block of 22 unpatented lode mining claims. The claims total approximately 440 acres and are located in the Cornucopia Mining District, Elko County, Nevada, USA. The claims cover parts of Sections 16, 20 and 21 in unsurveyed Township 42 North, Range 50 East.

As noted above under “—Dome Property”, the claims which comprise the Wild Horse Property (and the Dome Property) were originally staked by Redfern and the Pescios, and are currently controlled by Senator under a mining lease. Redfern holds a 51% interest and the Pescios a 49% interest in the royalties in the Wild Horse Property.

As part of the Arrangement, Allied Nevada will acquire the Pescios’ interest in the Wild Horse Property from the Pescios. The Pescios are the holders of a royalty on the claims, and are the beneficial or record owners of certain of the claims.

Permits and reclamation bonds are required for all exploration or mining activities that disturb the surface.

Geology

Access to the property is by paved Highways 225 and 226 for 68 miles, 6 miles on SSR-11 graded dirt road, 12 miles along the IL Ranch graded dirt road then five miles on unimproved “two track” dirt trails to the property.

The property is in moderately rugged grass- and sagebrush-covered desert. Elevations in the area range between 5,700 feet in the southwestern corner of the claim block and 6,449 feet on a hilltop in the claim block center. The topography does not impose any significant challenges for the construction of mining or milling facilities. Mining and exploration in the region takes place year-round with only occasional weather-related difficulties. Winters are cool to cold, with moderate snowfalls. Summer days are warm to hot, with cool nights. The area is fairly dry, with infrequent rains during the summer. Elko is the major local center providing almost any mining-related supplies or services. Mining can be conducted year-round in the area.

The general stratigraphic framework of the property consists of Eocene- and Oligocene-age pyroclastic volcanic rocks, overlain by Oligocene- to younger Miocene-age hot-spring sinter. Locally, volcanic rocks may be interbedded with sedimentary rocks of tuffaceous nature. Eocene-age rocks occur east of hill 6449 and are separated from Oligocene-age rocks to the west by a north-south trending fault.

The Wild Horse mineralizing system is likely bounded by the major north-south fault, interpreted to cut the eastern portion of the property, and the major Owyhee-Red Cow Creek fault corridor to the west indicated by the South Fork of the Owyhee River. The property is also reportedly cut by north-, north-northwest- and east-trending faults. The northeast-southwest orientation of the sinter cap on hill 6449 suggests a northeasterly trending fault system. At the two mines, five miles to the east of the property, mineralization is generally associated with faults that trend north-south, east-west and northeast-southwest. Northwest-trending faults tend to offset or truncate mineralized structures. Miocene-age rocks are not mineralized or altered.

From 1984 through 1989, at least four mineral exploration companies (Superior Oil Company (Minerals Division), Placid Oil Company, Freeport, and Barrick Gold Exploration Inc.) carried out work programs on and around the current property, which included 179 soil samples, 360 rock samples, 7,360 feet of reverse circulation drilling, and 5 miles of IP geophysical surveys.

In 2003, property owner Redfern conducted rock sampling. Samples were taken from banded chalcedony and quartz veining on the southwestern slope of hill 6449. Banding is interpreted to show multiple hydrothermal pulses of silica deposited in the fracture system.

With respect to mineralization, brecciated fine- to medium-grained rhyolitic tuff contains angular fragments (<3 cm) of banded chalcedonic quartz. Calcedony fragments exhibit hematite staining on fracture surfaces and local vugs. Tuff fragments show low to moderate amounts of clay alteration with little or no hematization. In the area of hill 6449, tuffs have been moderately to well silicified. Hematization is generally weak to moderate but can be very strong locally. Pyrite is reportedly the only identified sulfide mineral on the property, and occurs in trace to minor amounts disseminated within the banded chalcedony veins, breccias and rarely in silicified tuffs. No disseminated or vein-hosted sulfide mineralization was observed during the 2003 property examination.

The property is at an early stage in the exploration process. During a property examination in 2003, five rock samples were taken. Rock chip samples were taken as continuously as possible across the geological occurrence being sampled, while select samples consist of rock fragments chosen to best represent the geological occurrence being sampled.

A magnetometer survey was carried out on the property in 1987, but survey results were not available. The Wild Horse Property has had at least 7,360 feet of reverse-circulation drilling.

Recorded rock sampling of the property is limited to reconnaissance-scale rock chip geochemical samples.

The Wild Horse Property is of sufficient merit to justify the following two-phase exploration program. Phase 1 work should comprise grid location, geological mapping, and geophysical surveys estimated to cost approximately $104,000. Phase 2 is contingent on identifying suitable targets through Phase 1 work and should diamond drilling of suitable targets. As drill holes are expected to reach vertical depths of up to 1,800 feet, it is estimated that a minimum of four holes, with a combined length of 7,200 feet, may be necessary. Phase 2 is estimated to cost approximately $575,000.

Eden Property

The Eden Property is located in the Sleeper Trend 14 miles southwest of the town of Winnemucca, on the northwestern side of the East Range in the Western Nevada Rift, a set of structural features defined by aeromagnetics lineaments. The Eden Property consists of a total of 68 unpatented lode mining claims (RC claim group) comprising approximately 1,360 acres, of which 64 claims are located in Sections 4 and 8 in T34N, R36E in Pershing County and 4 claims in Section 26 T35N, R36E in Humboldt County. The property can be accessed by a frontage road along Interstate 80.

The Eden Property was sold by the owners, the Pescios, to Mill City in accordance with a purchase agreement. Mill City optioned it to Minterra along with eight other properties in letter agreements dated September 6, 2004 in which approximately 12,200 acres of U.S. Federal land in north-central Nevada were optioned including the Elder Creek, NAD, North Carlin, North Mill Creek, Switch and Six Mile, Toy and Tusk properties. Minterra has the right to earn a 60% interest in the nine properties by incurring an aggregate of $5,000,000 of exploration and development expenditures on the properties over five years, completing a minimum of 100,000 feet of drilling, and making certain cash reimbursements and issuing shares of common stock to Mill City. Minterra may elect to earn a further 10% interest in any property by completing a bankable feasibility study on the property. The Pescios will continue to receive advance royalty cash payments credited against a 3% NSR, of which 1% can be purchased prior to the start of production for $1,000,000. In 2005, the Pescios agreed that their right to receive cash payments will cease if the Minterra option agreement is terminated and will remain suspended until the property is re-optioned.

As part of the Arrangement, Allied Nevada will acquire the Pescios’ interest in the Eden Property from the Pescios. The Pescios are the holders of a royalty on the claims, and hold contractual rights that may in certain circumstances require the record owner to transfer ownership of the claims to the Pescios.

Prior to commencement of any surface disturbance, permits must be obtained from the BLM and a reclamation bond must be posted.

Geology

Elevations on the property range from around 4,300 feet to over 5,600 feet. The topography generally consists of low to high rolling hills with locally steep topography. The property is generally covered by sagebrush and grass with a few juniper and pinyon pines. The temperatures are cool to cold during the winter, with occasional moderate snowfalls, and are warm during the summer with cool nights. The climate is favorable for year-round mining, and exploration may be done from May through November.

Power for a mine/mill complex can be brought in from the various locations in the region. Water is generally not available on the surface, but can be obtained from BLM wells and other sources at various locations near the property. The claims carry with them the surface rights for mining and no local residents are present. Although the property is generally hilly, sufficient flat areas are present on or near the property area for potential processing plant sites, tailings storage areas, waste disposal areas and leach pads.

The Eden Property is underlain by Triassic marine sediments of the Grass Valley Formation of the Auld Lang Syne Group. These sediments have been intensely folded, faulted and intruded by latite and andesite sills and dikes. Strong argillic alteration and silicified zones occur along major faults throughout the property extending up to 3,000 feet from the range front. This zone of silicified and strongly argillized rock contains strongly anomalous (>0.1 ppm) gold values.

Nearly the entire Eden Property consists of the late Triassic Grass Valley Formation, a unit of shaley to massive siltstone and argillite with thin interbeds of sandstone and limestone. The formation is about 2,000 feet thick in the project area. Marker beds are not present and thrust faulting has confused the stratigraphic relationships. The Lower Grass Valley Formation consists of light grey to reddish brown siltstone beds 10 to 50 feet thick that have been metamorphosed to phyllitic, shaley siltstone and argillite. Light brown, fine- to coarse-grained feldspathic sandstone interbeds occur throughout the Lower Grass Valley section. Several beds are nearly coarse enough to be considered quartz pebble conglomerate. Other beds display cross-bedding and flute marks on their base. All sandstone beds have been metamorphosed to quartzite or silicified to some extent and most are cut by one to three centimeter-thick white quartz veins. The Upper Grass Valley Formation contains calcareous siltstone and about 30 percent limestone interbeds. Limestone beds are light gray, finely granular, average about 30 feet thick and are weakly to moderately recrystallized.

The Late Triassic Grass valley Formation was strongly folded, thrust faulted and weakly metamorphosed during the Nevadan Orogeny in Cretaceous time. The Triassic sequence generally dips 55º to the northwest and the strata are separated into 3 northeast-trending blocks by northwest-dipping thrust faults representing two repetitions in the Triassic section. Several synclines and anticlines parallel this trend and beds are overturned locally. Several N45ºW trending normal faults offset other structures and break the property into four or five fault blocks east of the range front. The N15ºE trending range front fault scarp is the largest high-angle structure on the property, and is traceable for over 3 miles along strike. Exploration drilling indicates that the west side of the scarp has been down dropped over 400 feet.

Geologic mapping, geochemical sampling, and drilling have been completed on the Eden property. Homestake Mining Co., Freeport, and Amax Exploration (“Amax”) have all drilled on the property, and Decker Exploration apparently did no drilling. A total of 63 drill holes have been completed to date. None of the 63 holes drilled on the property have yet indicated a major economic gold deposit on the Eden Property, although significant intervals of low-grade gold were intersected in the drilling. The primary, range front- pediment target was tested and only barren gravels were encountered to depths of 450 feet, possibly indicating considerable displacement along the range front scarp. However, a target still exists beneath the gravel. None of the 20 holes drilled by Amax encountered any significant intercepts of potentially economic mineralization. The 18 Amax holes drilled along the range front and pediment indicate any gold target in this area would-be covered by 300 feet to 450 feet of alluvium. This drilling eliminated the range front area as a bulk-mineable, low-grade Amax target.

Previous operators targeted the property for a bulk-mineable low-grade gold deposit. This does not preclude the possibility of the discovery of a Sleeper-type deposit on the Eden Property. Based on available information from the previous operators the following are the reasons for concluding exploration potential remains:

•

as best that can be determined, all previous holes drilled at the Eden Property are relatively shallow. At the time of the drilling programs, depths of greater than 400 feet in the alluvium were thought to be excessive.

•

the zone of banded quartz/calcite veins most prominent along the range front fault scarp remains the primary and most viable target at the Eden Property. The pediment probably covers similar veins that could be explored below depths of 400 feet.

•	the Eden Property is located on northeast-trending range front faults which cut across the Western Nevada Rift.

•	the country rock at the Eden Property is Triassic Auld Lang Syne Group.

It is recommended that the primary focus of an exploration program at the property should be the structures occupied by banded quartz/calcite/manganese veins that are prominent along the range front. Additional claims should be staked in the NW corner of Section 4 along the range front to cover pediment on the north end of the property, and private property along the range front trend should be acquired. Exploration along the pediment/range front scarp could begin immediately in the southwestern claims. Another look at structural zones and breccias east of the pediment/range front scarp in the Triassic country rock, or in preserved volcanics, could generate viable targets.

Elder Creek Property

The Elder Creek Property is located in the Cortez-Battle Mt.-Eureka Trend and consists of 23 unpatented lode mining claims comprising approximately 460 acres and located about 11 kilometers southeast of the North Mill Creek property primarily in Section 13, T28N, R45E, and Sections 18 and 19, T28N, R46E, approximately 10-11 kilometers northwest of the Gold Acres mine and Pipeline deposit. The town of Battle Mountain lies 40 kilometers to the north- northwest of the property.

The Elder Creek Property is subject to the Purchase Agreement — North Mill Creek/Elder Creek/NAD Property dated effective June 1, 2003, between the Pescios and Mill City Gold Corp. (“Mill City”), which provides for payments described below for the acquisition of the Elder Creek, North Mill Creek and NAD properties. Under the purchase agreement, Mill City agreed to pay to the Pescios the sum of $16,667 and agreed to issue 125,000 shares of the common stock of Mill City in consideration of the Pescios’ agreement to sell the Elder Creek, North Mill Creek and the NAD properties. Mill City is obligated to pay certain payments to the Pescios, beginning with $30,000 on June 1, 2004, escalating to $200,000 on June 1, 2009, and each subsequent anniversary of the effective date of the purchase agreement. On commencement of commercial production, the minimum annual payments apply to the mineral production royalty payable to the Pescios. The purchase agreement obligates Mill City to pay to the Pescios an AMR equal to 4% NSR from the production of minerals from the Elder Creek, North Mill Creek and the NAD properties, subject to the option and right of Mill City to purchase a portion of the royalty representing 1% NSR for the sum of $1,000,000. If Mill City does not exercise the option to purchase the royalty before commencement of commercial production, Mill City’s option expires and terminates. By amendment dated May 15, 2004, the foregoing minimum payments to the Pescios were reduced by one-half and Mill City was relieved of its obligation to complete 5,000 feet of exploratory drilling on or before June 1, 2006.

The purchase agreement for the Elder Creek, North Mill Creek and the NAD properties is subject to the letter dated August 2, 2004 amending the purchase agreement. This amendment confirmed the reduction of the minimum payments by one-half and the release of Mill City from its initial exploratory drilling work commitment. This amendment also reduced the NSR payable to the Pescios under the purchase agreement from 4% to 3%.

By amending agreement in 2005, among Mill City, Minterra, Britannia Gold Corp. and the Pescios, Mill City and the Pescios agreed that the foregoing reduced minimum payments would be made on September 1 instead of June 1 each year and acknowledged and confirmed that if the option granted by Mill City to Minterra to acquire up to a 70% interest in the Elder Creek, North Mill Creek and the NAD properties terminated, the provisions of the amendment dated August 2, 2004, would apply to the purchase agreement and Mill City would be relieved of the obligation to make any minimum payments to the Pescios until such time as Mill City re-optioned the property to a third party.

As part of the Arrangement, Allied Nevada will acquire the Pescios’ interest in the Elder Creek Property from the Pescios. The Pescios are the holders of a royalty on the claims, and hold contractual rights that may in certain circumstances require the record owner to transfer ownership of the claims to the Pescios.

Geology

The geology of the Elder Creek Property consists of Ordovician Valmy Formation quartzites, chert, meta-siltstone, sandstone and greenstones. Like most of the region, this assemblage was thrust over Devonian carbonates during the Mississippian Antler Orogeny. The sedimentary rocks were intruded by dacite- andesite dikes and sills, dated at around 38 Ma. The Cortez Trend developed before these intrusions and was certainly in place at the initiation of Basin and Range structures (22 Ma).

The dominant feature of the Elder Creek property area is the Elder Creek deposit, one of many gold deposits along the northwest-oriented Cortez Trend. Gold mineralization is closely associated with northwest and northeast high-angle and bedding plane faults in upper plate rocks. Almost all faults display pre- syn- and post-mineralization movements. A thrust fault exposed in the open pit strikes N40oW and dips to the southwest along bedding. This thrust fault separates a large block of overlying unoxidized Valmy meta-siltstones, cherts, and small quartzite beds in the hanging wall, from gold-bearing quartzite in the footwall. A highly mineralized breccia zone 10 to 25 feet wide is formed by the thrust fault. Five perpendicular northeast-striking fault breccia zones in the quartzites also appear to be feeders for the main gold deposit. The Carbon fault, named for the abundant carbon along the structure, is the most dominant structural feature in the Elder Creek deposit. It transects the pit, striking northeast and dips steeply to the northwest. A prominent N65ºW to N70ºW dike-filled structure may be an important feeder zone.

In the mined area, mineralization consists of native gold associated with drusy, quartz veinlets and limonite. Hematite, goethite and jarosite are present within these veins, which appear to be a later weathering product after pyrite. The gold mineralization also occurs in clay-altered intrusive dikes and sills. Barite is also present in the mine area and consists of clear crystals found only in vugs of euhedral quartz.

Gravity and airborne magnetic data in the vicinity of the Elder Creek Property show the proximal relationship to a hidden intrusion, likely genetically related to the Gold Acres Intrusion, perhaps connected at depth. The Elder Creek Property falls along structures which offset and facet the lower plate stratigraphic section. This setting is apparent in the gravity data. The property lies within the McCoy Cove-Cortez Lineament, a structural zone that parallels the north edge of the Caetano volcanic field. The zone is typified by structural complexity, lower plate windows, intrusions and gold deposits.

The near-surface gold mineralization at Elder Creek is a guide to and possibly indicative of a high-grade gold deposit in lower plate carbonate rocks. The lower plate assemblage at the Pipeline/South Pipeline deposits host several million ounces of gold, including high-grade gold along the feeder structures. The Elder Creek Property has potential for high-grade gold along exposed structures where they intersect lower plate rocks at depth. Drilling on the property has yet to test this target.

Access is from Beowawe on State Highway 306 approximately 40 kilometers south down Crescent Valley, then approximately 16 kilometers west along gravel roads and jeep trails. Elevations range from 5,000 feet to over 7,200 feet. The topography can be locally severe and generally consists of low to high rolling hills. The property is generally covered by sagebrush and grass with a juniper and pinion pines. The temperatures are cool to cold during the winter, with occasional moderate snowfalls, and are warm during the summer with cool nights. The climate is favorable for year-round mining and exploration may be done from May through November, after which road access is limited by snow during the winter and mud in the spring. Conditions can vary from year to year.

Water is generally not available on the surface, but can be obtained from BLM wells and various locations near the properties. The claims carry with them the surface rights for mining. There are sufficient flat areas present on or near the property areas for potential processing plant sites, tailings storage areas, waste disposal areas and leach pads.

The Elder Creek gold mineralized zone was discovered by Mapco in 1984. NERCO bought Mapco in 1985 and drilled the anomalous areas. In 1988, Alta Gold entered into a joint venture with NERCO to put Elder Creek into production and the mine had a daily average production of combined gold-bearing rock and waste of 12,000 tonnes.

Drilling of a series of deep holes on the Elder Creek Property is recommended. Extensive soil and rock sampling, various geophysical surveys and drilling have been completed on the property, but the primary target — structures intersecting the lower plate rocks — has not been tested at all on the property. The Elder Creek Property exhibits major structures and Carlin-style geochemistry.

Surface and drill hole sampling were conducted prior to the involvement of Minterra and it is assumed that the sampling methods employed were industry standards based on the professionalism exhibit by NERCO and Mapco. It is further assumed that the surface and drill samples of previous programs were prepared and secured to industry standards in light of the use of industry accepted assay laboratories.

Prior to commencement of any surface disturbance, permits must be obtained from the appropriate office of the BLM which permits exploration activities such as trenching, drilling or construction of new roads.

Minterra has not conducted any metallurgical or related tests on any material from the Elder Creek Property and there are no data available from previous operators pertaining to mineral processing or metallurgical testing.

NAD Property

The NAD Property is located in the Cortez-Battle Mt.-Eureka Trend and consists of ten NAD unpatented lode mining claims comprising approximately 200 acres located in Sections 15 and 16, T27N, R46E, Lander County, Nevada. The property is 48 kilometers southeast of the town of Battle Mountain. The claims are within eight kilometers of the Gold Acres mine and Pipeline deposits, located to the northeast of the property, and within 16 kilometers of the Cortez mine and the Cortez Hills deposit, southeast of the property. The NAD claims cover a series of major northeast trending structures.

The NAD Property was sold by the owner, the Pescios, to Mill City, who optioned it to Minterra along with eight other properties. For a description of the principal terms of the purchase agreement relating to the NAD Property, see “— Elder Creek Property”.

As part of the Arrangement, Allied Nevada will acquire the Pescios’ interest in the NAD Property from the Pescios. The Pescios are the holders of a royalty on the claims, and hold contractual rights that may in certain circumstances require the record owner to transfer ownership of the claims to the Pescios.

Geology

The NAD claim area is underlain by Paleozoic upper-plate siliciclastic rocks composed of quartzite, siltstone, chert, and black shale, which crop out along a low-lying northeast-trending ridge. The Paleozoic sediments are overlain by Tertiary gravels on the north and northwest, Tertiary welded tuff on the southwest, and Quaternary alluvium on the south and east. Altered dikes were intersected in the drilling and are seen on the surface. A gold anomaly in soil and rock exists in the area of exposed upper plate rocks, with the highest values appearing to be closely associated with the northwest striking faults. The chert and shale on the west side of the ridge are mapped as the Devonian Slaven Chert, and the quartzite holding up the east part of the ridge is mapped as Ordovician Valmy Formation. The Valmy Formation and Slaven Chert are mapped in thrust contact along a west-northwest trending fault placing the Valmy over the Slaven.

Given the similarity of the Valmy and Slaven, the formational assignments are speculative in the absence of fossil dates. Field relations and drill logs indicate that the chert-shale-siltstone package and the quartzite are gradational through a thick zone of mixed chert-siltstone containing quartzite lenses. The chert-shale-quartzite sequence may be a normal Valmy assemblage and a thrust relationship with the Slaven is not necessary. The existence of a west-northwest trending structure separating dominantly chert-shale from dominantly quartzite is supported by alteration and geochemistry, but the fault may be a high-angle normal structure rather than a thrust fault.

There are no lower plate carbonate rocks exposed within or adjacent to the property, but lower plate rocks are projected to underlie the area. The southwest edge of the Gold Acres Window lies 5 kilometers to the northeast and the west edge of the Cortez Window lies 11 kilometers to the east of the property. Depth to the lower plate in the NAD area is entirely speculative and is constrained only by N. A. Degerstrom’s shallow drilling which remained in the upper plate to depths of 400 feet.

Degerstrom owned the original NAD property and they drilled 26 holes mostly along the northeast trending ridge in the area of a strong geochemical anomaly. Newmont Exploration drilled seven holes, mostly north of the mineralized ridge, to a maximum of 1,000 feet. Placer Dome U.S. (Cortez Joint Venture) drilled five holes scattered around the Degerstrom property. Royal Gold drilled eight holes during 1996 and 1997. Gold Fields Exploration drilled a 3,000-foot hole in 2000 without hitting any significant mineralization or intersecting the lower plate sequence. No drilling has been conducted by Mill City or Minterra. Great Basin Geophysics was contracted to conduct a gravity survey along the NAD property area.

A soil survey performed by Degerstrom over the property on a 200 foot by 200 foot grid covering the original claim block of 113 claims indicates that the topographic ridge of Paleozoic rock hosts low-grade mineralization in the sediments along with areas of significant high-grade gold enrichment. A separate weaker anomaly lies along the south flank of the ridge at its eastern end.

Gravity and airborne magnetic data in the vicinity of the NAD Property show the proximal relationship of the property to an intrusion. The NAD Property lies directly across the Gold Acres Intrusion from the Pipeline deposit, and lies along structures which offset and facet the lower plate stratigraphic section. This setting is apparent in the gravity data. The NAD Property lies within the McCoy Cove-Cortez Lineament, a structural zone that parallels the north edge of the Caetano volcanic field.

Access is approximately 40 kilometers south along State Highway 306 from Beowawe, then south-southwest along a well-maintained gravel road another 8 kilometers to a jeep trail to the property. Elevations range from 5,000 feet to over 7,200 feet. The topography can be locally severe and generally consists of low to high rolling hills. The properties are generally covered by sagebrush and grass with a juniper and pinyon pines. The temperatures are cool to cold during the winter, with occasional moderate snowfalls, and are warm during the summer with cool nights. The climate is favorable for year-round mining and exploration may be done from May through November, after which road access is limited by snow during the winter and mud in the spring. Conditions can vary from year to year.

Water is generally not available on the surface, but can be obtained from BLM wells and various locations near the properties. The claims carry with them the surface rights for mining. There are sufficient flat areas present on or near the property areas for potential processing plant sties, tailings storage areas, waste disposal areas and leach pads.

The exposed upper plate rocks at the NAD property have been tested without reaching lower plate carbonates. The northeast structural zone has only received limited shallow drilling, also without testing lower plate rocks. Therefore, potential remains at the NAD property to find high-grade gold mineralization within lower plate carbonate rocks, especially along and west of the northeast structural zone.

Drilling of a series of deep holes is recommended. Extensive soil and rock sampling, various geophysical surveys and drilling have been completed on the NAD Property, but the primary target — structures intersecting the lower plate rocks — has not been tested.

Surface and drill hole sampling were conducted prior to the involvement of Minterra and it is assumed that the sampling methods employed were industry standards based on the professionalism exhibited by Newmont Exploration, Placer Dome U.S., Royal Gold and Gold Fields Exploration. It is further assumed that the surface and drill samples of previous programs were prepared and secured to industry standards in light of the use of industry accepted assay laboratories.

Prior to commencement of any surface disturbance, permits must be obtained from the appropriate office of the BLM which permits exploration activities such as trenching, drilling or construction of new roads. A reclamation bond must be posted prior to any surface disturbance on the property; however, no EIS is needed to conduct such work in the area in which the property is located.

Minterra has not conducted any metallurgical or related tests on any material from the NAD Property and there are no data available from previous operators pertaining to mineral processing or metallurgical testing.

North Carlin Property

The North Carlin Property lies in the southern portion of the main Carlin Trend, currently the largest and most productive group of gold deposits in North America. The property consists of 36 unpatented lode mining claims comprising approximately 720 acres and located in Section 2, T33N, R52E within the Carlin Trend, just 4 miles north of the town of Carlin in Elko County, Nevada. The claim area is entirely covered with Tertiary sediments of the Carlin Formation east of the Carlin Window, and the claims were located to cover the southeast projection of the Carlin Window.

The North Carlin Property was sold by the owner, the Pescios to Mill City who optioned it to Minterra along with nine other properties, comprising approximately 12,200 acres of Federal land, in a letter agreement dated September 6, 2004. Minterra has the right to earn a 60% interest in the nine properties by incurring an aggregate of $5,000,000 of exploration and development expenditures on the properties over five years, completing a minimum of 100,000 feet of drilling, and making certain cash reimbursements and issuing shares of common stock to Mill City. Minterra may elect to earn a further 10% interest in any property by completing a bankable feasibility study on the property. The Pescios will continue to receive advance royalty cash payments credited against a 3% NSR, of which 1% can be purchased prior to the start of production for $1,000,000. In 2005, the Pescios agreed that their right to receive cash payments will cease if the Minterra option agreement is terminated and will remain suspended until the property is re-optioned.

The nine properties under option to Minterra are held by Mill City as per letter agreements signed in 2003 (revised in 2004) with the claim locator, the Pescios. Under the agreement for the North Carlin property, Mill City has paid $16,667 and issued 125,000 common shares of Mill City to the Pescios in exchange for a 100% interest in the property. An amount of $1,667 was paid at the time of signing of the letter agreement and $5,000 and issuance of the common shares within 5 business days of the parties signing the agreement. An amount of $5,000 was paid within 45 days of the parties signing the agreement and $5,000 within 90 days of the parties signing the agreement. The Pescios were granted a NSR of 3%, and escalating property payments are to be made to the Pescios beginning within 60 days of the date a third party enters into an option agreement with Mill City. Minterra agrees to reimburse Mill City for all filing fees and/or holding costs for the property paid by August 30, 2004 for the 2004-2005 assessment year, and Minterra commits to pay all 2005-2006 BLM, County fees and holding costs for the property.

Mill City and the Pescios have a two mile AOI for the North Carlin property that requires either party to notify the other if either party stakes claims or otherwise acquires any property around the original claim block. This newly acquired property may become part of the property agreement. Minterra and Mill City have subsequently agreed that any further claims that may be staked or acquired to expand the area of any of the projects shall be considered part of such project and shall be subject to the Minterra/Mill City agreement.

As part of the Arrangement, Allied Nevada will acquire the Pescios’ interest in the North Carlin Property from the Pescios. The Pescios are the holders of a royalty on the claims, and hold contractual rights that may in certain circumstances require the record owner to transfer ownership of the claims to the Pescios.

Geology

The project area is covered by post mineralization, Tertiary Carlin Formation and minor volcanic rocks which conceal any alteration or mineralization. The North Carlin Property has never been explored due to the cover rocks and what has been perceived as an excessive depth to favorable host rocks. As part of its EIS to expand nearby mines, water monitoring holes were drilled by Newmont Exploration from 1992 to 1996. One line of water monitoring holes drilled south of the North Carlin Property show the depth through Tertiary cover to lower plate carbonate rocks varies from 1,000 feet to 1,665 feet. It is a reasonable assumption that depths to favorable host rocks on the North Carlin Property will be comparable.

Altered Webb Formation outcrops approximately 3 miles northeast and south of the North Carlin Property.

Major northwest-trending structures, as evidenced by the abrupt north-northwest deflection of the Humboldt River, are seen south of the North Carlin Property and are indicative of the likely structural fabric on the property. Regional gravity and airborne magnetic data for the area indicate that the North Carlin Property is favorably located midway between two large intrusive complexes. Landsat imagery indicates that a strong northeast-trending lineament and a north-south structure intersect in the claim block, likely indicative of a favorable structural setting in lower plate rocks beneath the gravel cover.

The North Carlin Property lies in the southern portion of the main Carlin Trend, currently the largest and most productive group of gold deposits in North America. More than 40 separate deposits have been defined since disseminated gold mineralization in carbonate rocks was first discovered in November, 1961 by Newmont Exploration geologists in the Trench B discovery.

The North Carlin Property is located in terrain typical of north-central Nevada Basin and Range high desert physiography. Elevations on the property are around 5,000 feet to over 5,200 feet. The topography generally consists of low rolling hills and the property is covered by sagebrush and grass. The climate is favorable for year-round mining and exploration may be done from May through November, after which road access is limited by snow during the winter and mud in the spring. Conditions can be highly variable from year to year (Abbott, 2003).

A highly trained mining-industrial workforce is available throughout north-central Nevada. Power for a mine/mill complex can be brought in from the various locations in the region. Water is generally not available on the surface, but can be obtained from BLM wells and other sources at various locations near the property. The claims carry with them the surface rights for mining, and sufficient flat areas are present on or near the property area for potential processing plant sites, tailings storage areas, waste disposal areas and leach pads.

The North Carlin Property is an early-stage exploration project. There is no information concerning any prior exploration work available for the North Carlin Property. Minterra, Mill City or Mr. Pescio have not drilled any holes nor defined any gold mineralized material on the property. As there are no historic or current gold mineralized materials for the North Carlin Property, there is no evidence of any mineral production from the property.

No gold mineralization has been detected on the surface of the North Carlin Property. The property is covered in large part by recent gravels and the bedrock portions of the property have not been sampled.

No assays are available from Newmont Exploration water wells drilled near the North Carlin Property. No drilling was conducted on the North Carlin Property itself and no sample information is available for the property.

Prior to commencement of any surface disturbance, Minterra must obtain permits from the BLM office in Elko, Nevada which permit activities such as trenching, drilling, or construction of new roads. Minterra must also post a reclamation bond prior to performing any surface disturbance on the property; however, no EIS is needed to conduct such work in the district in which the property is located.

Data are primarily from published sources. It is therefore concluded that all data pertaining to the North Carlin property area are accurate and reliable.

North Mill Creek Property

The North Mill Creek Property is located in the Cortez-Battle Mt.-Eureka Trend in Section 24, T29N, R44E, Lander County, Nevada, approximately 29 kilometers south-southwest of the town of Battle Mountain. The six unpatented lode mining claims comprising approximately 120 acres cover upper plate folded and faulted Valmy Formation siltstone, shale and quartzite.

For a description of the principal terms of the purchase agreement relating to the North Mill Creek Property, see “Elder Creek Property”.

As part of the Arrangement, Allied Nevada will acquire the Pescios’ interest in the North Mill Creek Property from the Pescios. The Pescios are the holders of a royalty on the claims, and hold contractual rights that may in certain circumstances require the record owner to transfer ownership of the claims to the Pescios.

Geology

The North Mill Creek Property is located on the western edge of the Goat Ridge Window within an allochthonous stack of imbricate thrust slices of western siliceous facies sediments of the Ordovician Valmy Formation on the west flank of the Shoshone Range. The allochthonous Valmy sediments have been thrust eastward along the Roberts Mountains Thrust Fault, over autochthonous lower plate, eastern carbonate facies sediments. The lower plate assemblage is the preferential host rock for gold mineralization within the Cortez Trend. Favorable lower plate stratigraphy is exposed within the Goat Ridge Window which is located about 2,500 feet east of the North Mill Creek Property. The window of lower plate rocks is exposed because a series of major northwest-trending dextral dip-slip faults appear to have effectively upthrown the central structural block at a flexure point in the main structural zone. This phase of deformation is superimposed upon the lower plate rocks and has structurally interfingered both upper and lower plate assemblages. A series of at least four intrusive events has affected the area and previous drilling has intersected dikes and tremolite-epidote-quartz-calcite alteration.

Soil and rock sampling results of the deformed Valmy siltstones, shales, quartzites and carbonates have indicated that a large area, 800 feet by 3,200 feet, has very anomalous concentrations of arsenic, antimony and mercury. This geochemical anomaly is also moderately anomalous in gold and is spatially associated with a series of northwest trending high-angle faults which are part of the Goat Ridge Window structural complex as well as a northwest-trending dip slope exposure of one of a series of stacked thrust faults.

Access is south from Battle Mountain approximately 20 miles south on State Highway 305, then east along jeep trails for about 5 miles. Elevations range from 5,000 feet to over 7,200 feet. The topography can be locally severe and generally consists of low to high rolling hills. The property is generally covered by sagebrush and grass with juniper and pinion pines. The climate is favorable for year-round mining and exploration may be done from May through November, after which road access is limited by snow during the winter and mud in the spring. Conditions can vary from year to year.

Water is generally not available on the surface, but can be obtained from BLM wells and various locations near the properties. The claims carry with them the surface rights for mining. There are sufficient flat areas present on or near the property areas for potential processing plant sites, tailings storage areas, waste disposal areas and leach pads.

Airborne magnetic data in the vicinity of the North Mill Creek Property show the property is situated directly on the Mt. Lewis Caldera’s margin. The property lies within the McCoy-Cove-Cortez Lineament, a structural zone that parallels the north edge of the Caetano volcanic field. The zone is typified by structural complexity, lower plate windows, intrusions and gold deposits.

Drilling to date on the North Mill Creek Property has failed to test lower plate rocks. Deep drilling has intersected bleached siltstone, possible hornfels, and abundant calcite veining at depth in upper plate rocks, which would be expected near decalcified ore zones in lower plate rocks. Work completed to date at North Mill Creek has demonstrated the potential for a structurally controlled high-grade gold deposit within the lower plate carbonate assemblage. Strong surface alteration and geochemistry indicate the intensity of the system; however, the target remains untested.

Three adits were apparently the first exploration work in the North Mill Creek area. Additional early work consists of a series of five bulldozer cuts which expose a northwest trending, 20o to 40o southwesterly-dipping thrust cemented with quartz, calcite with limonite. NERCO located claims in 1998 and drilled three reverse circulation rotary (“RCR”) holes. Cyprus Minerals, Inc. drilled three reverse circulation holes (435, 320 feet, and 485 feet) in 1995 to test these surface anomalies, and encountered strongly broken Valmy sediments with strongly anomalous arsenic, antimony and mercury values. Eastfield Resources drilled two RCR holes in 1996 and one in 1997. Barrick drilled a hole in September 1998 and did not intercept any anomalous gold. No drilling has been conducted by Mill City or Minterra.

Drilling of a series of deep holes on the North Mill Creek Property is recommended. Extensive soil and rock sampling, various geophysical surveys and drilling have been completed on the property, but the primary target — structures intersecting the lower plate rocks — has not been tested at all on the property. The North Mill Creek Property exhibits major structures and Carlin-style geochemistry along with anomalous gold in drilling at the North Mill Creek Property.

Surface and drill hole sampling were conducted prior to the involvement of Minterra and it is assumed that the sampling methods employed were industry standards based on the professionalism exhibited by NERCO, Cyprus Minerals, Inc., Eastfield Resources and Barrick. It is further assumed that the surface and drill samples of previous programs were prepared and secured to industry standards in light of the use of industry accepted assay laboratories.

Prior to commencement of any surface disturbance, permits must be obtained from the appropriate office of the BLM which permits exploration activities such as trenching, drilling or construction of new roads. A reclamation bond must be posted prior to any surface disturbance on the property; however, no EIS is needed to conduct such work in the area in which the property is located.

Minterra has not conducted any metallurgical or related tests on any material from the North Mill Creek Property and there are no data available from previous operators pertaining to mineral processing or metallurgical testing.

Pony Creek Property

The Pony Creek Property is located in the Larrabee mining district of Elko County, Nevada, in the southern half of the Carlin Trend, 28 miles southeast of the town of Carlin and 19 miles south of Newmont Gold Company’s Rain Mine.

Management of Vista has been advised by the Pescios that the Pony Creek Property consists of 584 unpatented lode mining claims (approximately 11,680 acres). The property is located across the crest of the southern part of the Pinyon Range at elevations ranging from 6,600 feet to about 8,000 feet. Access to the property from the west is by traveling the Indian Pony road off State Highway 278, or from the east via the Red Rock Ranch road off a junction with State highway 228.

Pursuant to an agreement with the Pescios, Mill City owns a 100% interest in the property and pays the Pescios a NSR of 3%. Escalating annual property payments must be made to the Pescios and Mill City may purchase 1.0% of the 3.0% NSR for a total of $1 million. Mill City must also pay annual rentals to the BLM of $125 per claim on or before September 1 of each year and appropriate county filing fees to the Elko County Recorder on or before November 1 of each year.

If the conditions stated in the option agreement signed July 27, 2004 between Grandview, Mill City and the Pescios are satisfied, then the NSR will be reduced to 2% and Grandview will be given the option to purchase 1% of the 2% NSR, up to the time of commencement of production from the property for $1.5 million.

Pursuant to this option agreement with Mill City on July 27, 2004, Grandview Gold Inc. earned an option to purchase a 60% interest in the property and committed to spend a minimum of $3.5 million by July 31, 2007, complete a minimum of 30,000 feet of drilling on the Pony Creek and Elliot Dome properties and assume all BLM and County fees with respect to the property. By an amendment agreement dated December 17, 2004, the Pescios agreed that their right to receive cash payments will cease if the Grandview option agreement is terminated and will remain suspended until the property is re-optioned.

Prior to commencement of any surface disturbance, permits must be obtained from the BLM which permits exploration activities and a reclamation bond must also be posted.

Newmont Exploration Ltd. (“Newmont Exploration”) conducted regional exploration programs in search of additional gold deposits along the Carlin trend. In 1980 a stream-sediment sampling program identified anomalous gold and arsenic associated with an altered rhyolite body at what is now the Pony Creek Property. Newmont located 100 claims in 1980 to cover the prospect and located 80 more claims in 1982 to cover additional ground. Newmont began drilling in 1981 and conducted drill programs through 1985. Newmont conducted additional drilling campaigns in 1987 and 1989 with limited success. An option was acquired by Westmont Mining, Inc. in 1990, and in April of 1993 Quest International Management Services, Inc. (formerly Ramrod Gold, Inc.) acquired Westmont. Quest then joint ventured the property with Uranerz U.S.A., Inc. in 1994. Uranerz drilled a total of 15 holes in 1994-1995 before terminating the JV in 1995. In 1997 Quest purchased Newmont’s remaining interest in the property and signed a JV agreement with Barrick. Four holes were drilled by Barrick before they terminated the agreement in 1998. In 1999, Quest International Resources was acquired by Standard Mining Co. and it abandoned the Pony Creek property. Mr. Pescio acquired Pony Creek by staking claims in the fall of 1999. Homestake optioned the property shortly afterward. A year later, after drilling 5 reverse circulation drill holes, Homestake terminated their agreement with Mr. Pescio. Nevada Contact Inc. optioned the property from the Pescios in 2001 and drilled 8 holes before terminating the agreement in early 2003. In July 2003, Mill City optioned the property from the Pescios.

As part of the Arrangement, Allied Nevada will acquire the Pescios’ interest in the Pony Creek Property from the Pescios. The Pescios are the holders of a royalty on the claims, and hold contractual rights that may in certain circumstances require the record owner to transfer ownership of the claims to the Pescios.

Geology

Most of the property is comprised of dry, sagebrush-and grass-covered hills with a few juniper and pinyon pines. The climate is favorable for year-round mining and exploration may be done from May through November. Topographic coverage consists of the Bailey Mtn. And Robinson Mtn., Nevada 7.5’ quadrangles.

Power for a modern mill can be brought in from the vicinity of Elko, but ranch power is available only a few miles away. Water is not available on the surface, but was encountered in most of the reverse circulation drill holes. Water may also be present in sufficient quantities in the nearby valleys to the east and west. The claims carry with them the surface rights for mining. Although the area is hilly, sufficient flat areas are present in the property area for potential processing plant sites, tailings storage areas, waste disposal areas and leach pads.

The Pony Creek property lies along the axis of a regional Mesozoic anticline that parallels the crest of the Pinyon Range. The project area is within a zone of convergence of two major structural trends which are the boundaries of a north-south series of grabens and half grabens collectively referred to as the Pinyon Graben. A series of Tertiary felsic intrusives have been emplaced at various points along this structural zone.

The lithologies of the region include the allochthonous, eugeoclinal, siliceous western assemblage, the autochthonous, miogeoclinal, eastern carbonate assemblage and the mixed overlap assemblage. The Late Devonian Early Mississippian Roberts Mountain Thrust and the post Pinyon Anticline, Mesozoic thrust faults have moved the western assemblage and a significant portion of the overlap series over the eastern facies. Other important stratigraphic units of the region are Mississippian through Pennsylvanian clastics of the overlap assemblage which overlie both autochthonous and allochthonous units of the Roberts Mountains Thrust. Younger Late Pennsylvanian to Early Permian clastics disconformably overlie the overlap assemblage.

In the Pinyon Range, high-angle northeast and northwest trending faults and north trending faults, all with oblique displacement, and a younger set of east trending normal faults, are important elements in the structural framework of the region. A Tertiary-age wrench faulting event, characterized by strike-slip faulting and intrusion of felsic rocks into graben faults, probably contributed to the emplacement of gold deposits into the Pinyon Graben.

Gold mineralization in the Bowl area is related to felsite breccias. The porphyritic phase consists of a series of rocks from feldspar porphyry to quartz porphyry and ranges in color from white to medium gray. The fragmental unit contains up to 5% of 1 to 2 mm diameter rounded and embayed quartz phenocrysts and feldspar phenocrysts in a white to light gray, fine-grained, ash-rich, clastic matrix. The dark colored felsite is very similar to the feldspar porphyry except that the aphanitic felsite is often nearly black. Porphyritic felsite appears to be interbedded with the fragmental felsite in gently dipping tabular masses up to 100 thick. In the Pot Holes area a lens of fragmental felsite approximately 60 feet thick intersects the low-angle fault that is at the base of the Robinson Thrust plate. The felsite breccias of the Bowl area may be fault breccia to explosion breccias. The breccia fragments are of variable lithology, reportedly including sediment fragments. The matrix, which is generally altered, consists of fragmental felsite and is termed a “sandy” rhyolite. The breccias are mineralized in the Bowl area and possibly are important hosts in other parts of the property.

Alteration within the rhyolite intrusive includes classic quartz-sericite-pyrite (Qsp) associated with north and northeast trending shears. The shear zones are fragmental and brecciated and contain very fine-grained quartz, sericite and pyrite/goethite, both as disseminations and on fractures. Away from the shear zones the rhyolite gradually becomes fresher, grading outward from relict feldspar ghosts into porphyritic rhyolite. In the center of the intrusive along the east flank of Rhyolite Hill, as well as in some other areas, the intrusive has a granular texture and feldspars have been altered, leaving open clay-filled vugs. The sanded rhyolite consists of medium-grained rounded clasts of glassy rhyolite breccia occurring near the margins and at the base of the intrusive, and locally as narrow stockwork zones in the intrusive. The distribution and texture of the sanded rhyolite suggest that the unit formed in vitric chill margins and apparently was partially fluidized by subsequent hydrothermal activity. Sediments along the margins of the intrusive and immediately beneath the rhyolite have been silicified, decalcified and sulfidized and, in and around the mineralized cells, have been extensively oxidized (hypogene). Sediments also occur as xenoliths throughout the rhyolite and can be observed in outcrop and in subsurface. The margins of the xenoliths are usually partially absorbed and most contacts are gradational.

A total of 175 drill holes have been completed on the Pony Creek property from 1981 through 2004. Total drill footage is 95,511 feet for an average of 546 feet per hole. Two of the holes were core holes and the rest were rotary reverse circulation drill holes. A total of 66 holes were angle holes, the other 109 holes were drilled at 90º.

Based on a third-party technical report completed on August 31, 2006, by Richard H. Russell, a consultant from Sandy, Utah, the Pony Creek Property contains, at a cutoff grade of 20 feet at 0.015 ounces of gold per ton, gold mineralized material of 1,140,000 tons grading 0.057 ounces of gold per ton. The Pony Creek Property is of sufficient merit to justify additional drilling for sediment-hosted gold targets. A two phase exploration program totaling 20,000 feet of reverse circulation drilling is recommended and would cost an estimated total of $800,000. Phase 1 would involve detailed mapping to precisely site the drill holes, then 10,000 of rotary reverse circulation drilling would be completed at a total cost of $400,000. Depending on the success of the first phase, the second phase is recommended to follow-up on mineralization discovered during the first phase and to involve 10,000 feet of rotary reverse circulation drilling at a total cost of $400,000.

Switch and Six Mile Properties

The Switch and Six Mile properties are located between the Cortez-Battle Mt.-Eureka Trend and the Carlin Trend in T36 and 37N, R46E in northern Elko County, approximately 55 miles northwest of the town of Elko and approximately 10 to 14 miles south of the mines at Midas. The Six Mile claim group consists of 14 claims comprising approximately 280 acres located in Sections 3 and 4, T36N, R46E. Access to the claim groups is south from Midas, which can be accessed via State Highway 789.

The Six Mile Property and the Switch Property was sold by the owners, the Pescios to Mill City who optioned them to Minterra along with seven other properties, comprising approximately 12,200 acres of Federal land, in a letter agreement dated September 6, 2004. Minterra has the right to earn a 60% interest in the nine properties by incurring an aggregate of $5,000,000 of exploration and development expenditures on the properties over five years, completing a minimum of 100,000 feet of drilling, and making certain cash reimbursements and issuing shares of common stock to Mill City. Minterra may elect to earn a further 10% interest in any property by completing a bankable feasibility study on the property. The Pescios will continue to receive advance royalty cash payments credited against a 3% NSR, of which 1% can be purchased prior to the start of production for $1,000,000. In 2005, the Pescios agreed that their right to receive cash payments will cease if the Minterra option agreement is terminated and will remain suspended until the property is re-optioned.

As part of the Arrangement, Allied Nevada will acquire the Pescios’ interest in the Six Mile Property and the Switch Property from the Pescios. The Pescios are the holders of a royalty on the claims, and hold contractual rights that may in certain circumstances require the record owner to transfer ownership of the claims to the Pescios.

Prior to commencement of any surface disturbance, permits must be obtained from the BLM and a reclamation bond must be posted.

There is no information concerning any prior exploration work available for the Switch or Six Mile properties. Minterra, Mill City or Mr. Pescio have not drilled any holes nor defined any gold mineralized material on either of the properties. As there is no historic or current gold mineralized material for the Switch or Six Mile properties, there is no evidence of any mineral production from either of the properties. The author of the technical report is not aware of any systematic exploration that has been done on the Six Mile property. No gold mineralization has been detected on the surface of the claim groups. The property is covered in part by recent gravels and the bedrock portions of the property have not been sampled. No drilling has been done on the claim groups. No sample information is available for the property. Minterra has not conducted any metallurgical or related tests on any material from either the property. There are no estimates of gold mineralized material for the property. The Switch and Six Mile properties are early-stage exploration projects.

Geology

Elevations on the properties range from around 5,100 feet to over 6,100 feet. The topography generally consists of low to high rolling hills. The properties are generally covered by sagebrush and grass with a very few juniper bushes. The temperatures are cool to cold during the winter, with occasional moderate snowfalls, and are warm during the summer with cool nights. The area is fairly dry, with infrequent rains during the summer. The climate is favorable for year-round mining and exploration may be done from May through November.

Power can be brought in from various locations in the region. Water is generally not available on the surface, but can be obtained from BLM wells and other sources near the property. The claims carry with them the surface rights for mining. There are sufficient flat areas for potential processing plant sites, tailings storage areas, waste disposal areas and leach pads.

Both the Switch and Six Mile claim groups are covered by post-mineralization Tertiary volcanics that are an unknown thickness and obscure the prospective Paleozoic sequence. The gold target is Midas-Ivanhoe-type paleothermal hot springs structurally controlled high-grade gold mineralization, primarily in the volcanic sequence. Both properties exhibit silicification and argillization in the volcanics and volcanic sediments. The Switch claims show quartz veining and/or quartz-pyrite veining along structures.

Both claim groups are located along northeast/southwest trending major structures. Structures such as these act as feeders and are the focus of high-grade gold mineralization in the Midas and Ivanhoe districts.

The Six Mile claim group is covered by Quaternary and Tertiary gravels and, in part, by an apparently older unit of tuffaceous sedimentary rocks. Again, the thickness of this unit is unknown and can only be determined by drilling.

Surface geology at the Switch property is dominated by rhyolite that may be equivalent to the Craig rhyolite, a sequence that covers the mineralized Hollister sequence. The thickness of this unit is unknown on the Switch property, but could be extremely variable due to a highly irregular pre-Tertiary surface, as is the case in the Ivanhoe district, and/or to structural offset. Drilling will be required to test the depth to potentially mineralized horizons.

The target deposit type at both Switch and Six Mile is a Midas- and/or Ivanhoe-type of paleothermal high-grade gold deposit. The properties are within the NNR, a long north-northwest trending alignment of deep-seated faults, which acted as the conduit for Miocene volcanic rocks, and along which several gold-silver-mercury deposits occur. The mineral deposits were formed as part of the rifting event, during or slightly after emplacement of the volcanic rocks. The gold deposits formed beneath synvolcanic hot springs which produced large areas of silicification and surface sinter terraces. Some of the sinters have been prospected and mined for mercury, especially in the Ivanhoe district and at the Silver Cloud mercury mine. The gold deposits found beneath the paleothermal hot springs are typically banded quartz-calciteadularia veins along the feeder structures and sometimes occur as replacement deposits or as disseminations into the volcanic rocks.

It is recommended that additional available land in the vicinity of both the Switch and Six Mile properties be acquired to at least double the size of each claim block. It is also recommended that some sort of remote sensing geophysical method, such as CS-AMT, be used to better define structure on the properties and assist in the definition of drill targets for high-grade gold mineralization.

Toy Property

The Toy property comprising approximately 7,820 acres is located in east-central Lander County approximately 50 miles south of the town of Battle mountain, about 20 miles south of the Pipeline gold deposit and approximately 12 miles southwest of the Cortez Hills gold deposit. The town of Austin is about 40 miles south-southwest of the property. Access to the property is via well-maintained gravel road that runs down Grass Valley from Cortez. Approximately 12.5 miles south of the Cortez Hills area a jeep trail runs into the interior of the property.

The Toy Property was optioned by Mill City to Minterra along with eight other properties, comprising approximately 12,200 acres of Federal land, in a letter agreement dated September 6, 2004. Minterra has the right to earn a 60% interest in the nine properties by incurring an aggregate of $5,000,000 of exploration and development expenditures on the properties over a period of five years, completing a minimum of 100,000 feet of drilling, and reimbursing Mill City approximately $203,000 for 2004-2005 claim holding fees and underlying advance royalty payments. Minterra will be responsible for future claim maintenance fees and underlying advance royalty payments. Minterra also issued Mill City 1,000,000 shares of its the capital stock. Minterra may elect to earn a further 10% interest in any property by completing a Bankable Feasibility Study on such property. Mill City can elect at any time after Minterra earns a 60% interest to convert to a 20% net profits interest.

The Toy Property is held by Mill City as per letter agreements signed in 2003 (revised in 2004) with the claim locators, the Pescios. The agreement for the Toy Property states that in exchange for a 100% interest in the property, Mill City has paid and issued common shares of Mill City to the Pescios. The Pescios will continue to receive advance royalty cash payments credited against a 3% NSR, of which 1% can be purchased prior to the start of production for $1,000,000.

In 2005, the Pescios agreed that their right to receive cash payments will cease if the Minterra option agreement is terminated and will remain suspended until the property is re-optioned.

As part of the Arrangement, Allied Nevada will acquire the Pescios’ interest in the Toy Property from the Pescios. The Pescios are the holders of a royalty on the claims, and hold contractual rights that may in certain circumstances require the record owner to transfer ownership of the claims to the Pescios.

Prior to commencement of any surface disturbance, permits must be obtained from the BLM and a reclamation bond must be posted.

There are no known samples or sample results from the property. Minterra has not conducted any metallurgical or related tests on any material from the property. There are no estimates of gold mineralized material for the property.

Geology

Elevations on and around the property range from around 5,400 feet to over 7,500 feet. The claim group currently consists of a total of 391 claims. The topography can be locally severe, but generally consists of low to high rolling hills. The property is generally covered by sagebrush and grass as well as juniper bushes and pinyon pines. The temperatures are cool to cold during the winter, with occasional moderate snowfalls, and are warm during the summer with cool nights. The area is fairly dry, with infrequent rains during the summer. The climate is favorable for year-round mining and exploration may be done from May through November.

Power can be brought in from various locations in the region. Water is generally not available on the surface, but can be obtained from BLM wells and other sources near the property. The claims carry with them the surface rights for mining. There are sufficient flat areas for potential processing plant sites, tailings storage areas, waste disposal areas and leach pads.

The Toy Property is located in the Cortez Gold Trend (Central Battle Mountain/Eureka Trend), which contains several large sediment-hosted gold deposits. The claim group of 391 unpatented lode mining claims is centered on a major north-south structural zone that consists of distinctive topographic lineaments as seen in the Landsat image of the Toy Property area. The Toiyabe gold deposit, located less than 2 miles to the north, is along this structural zone, as are two windows in the upper plate rocks which expose lower plate rocks mapped as Devonian Nevada Group and the Devils Gate and Wenban Limestones. Published mapping shows a portion of one of the windows exposing lower plate rocks in the northeastern part of the Toy claim block. Not shown on the published mapping are a series of altered Tertiary mafic to felsic dikes that cut the Ordovician Valmy on the east side of the structural zone. Also not shown is a marbleized dolomitic limestone, likely lower plate and possibly Silurian in age, that crops out in two areas near the northeast-center of the property. The primary target is west of the east margin of the north-south structural zone that is prominent on the Landsat image. The structural zone runs north-northwest through the Toy Property and extends to the north and projects into the pediment south of the Pipeline deposit. Mineralization at both the Pipeline and South Pipeline deposits is localized along north- to northwest-trending high-angle faults.

Alteration is present as silicification and argillization of Valmy Formation and argillization of the dikes. The extent of the alteration and its geochemical character are unknown at the present time. An unknown number of shallow drill holes tested unaltered upper plate rocks east of the structure, apparently without reaching the lower plate assemblage.

The target concept for the Toy Property is disseminated gold mineralization hosted by lower plate rocks, the same setting as the Cortez area gold deposits. Gold mineralization is largely controlled by north-trending (northwest to northeast) high-angle structures, along which submicroscopic gold was emplaced in carbonate host rocks of the lower plate assemblage. The host rock contains anomalous amounts of arsenic, antimony and mercury, and these trace elements are usually associated with the gold mineralization. A window exposing Devonian lower plate carbonate rocks was mapped in the northeastern part of the Toy claim block.

The Toy Property is a significant land package of 391 unpatented lode mining claims covering prospective rocks in a favorable structural zone. Since the early 1990’s, continued exploration in the Cortez Trend has led to several major gold discoveries. The Toy property is located within the Cortez Trend a short distance from several major gold deposits and, as a result, has high potential for the discovery of a significant gold deposit in lower plate rocks.

The Toy Property is an excellent gold prospect that requires drill target definition and testing. Sampling and mapping are recommended to establish patterns of trace element mineralization (As, Sb and Hg) that would possibly indicate the location and extent of primary gold mineralization, and better determine the structural fabric of the property. Geophysics, specifically 3D-IP, would be used in the alluvial covered area of the property define structural zones at depth. After target definition, an initial drilling program of 4,500 feet of reverse circulation drilling in six to eight holes would commence with the primary objective of testing lower plate rocks along the prominent north-south structures the transect property.

Tusk Property

The Tusk Property comprising approximately 1,080 acres is located in the Cortez-Battle Mt.-Eureka Trend in T31 and 32N, R44E, on the eastern side of the Battle Mountain Range and approximately five miles southwest of Battle Mountain. The property consists of 54 unpatented lode claims and is within three miles of the copper/gold mines at Copper Basin on the east side of the Battle Mountain mining district. The property can be accessed from Battle Mountain by travelling a short distance south on State Highway 305, then east on gravel roads and jeep trails.

The Tusk Property was sold by the owners, the Pescios to Mill City who optioned it to Minterra along with eight other properties, comprising approximately 12,200 acres of Federal land, in a letter agreement dated September 6, 2004. Minterra has the right to earn a 60% interest in the nine properties by incurring an aggregate of $5,000,000 of exploration and development expenditures on the properties over five years, completing a minimum of 100,000 feet of drilling, and making certain cash reimbursements and issuing shares of common stock to Mill City. Minterra may elect to earn a further 10% interest in any property by completing a bankable feasibility study on the property. The Pescios will continue to receive advance royalty cash payments credited against a 3% NSR, of which 1% can be purchased prior to the start of production for $1,000,000. In 2005 the Pescios agreed that their right to receive cash payments will cease if the Minterra option agreement is terminated and will remain suspended until the property is re-optioned.

As part of the Arrangement, Allied Nevada will acquire the Pescios’ interest in the Tusk Property from the Pescios. The Pescios are the holders of a royalty on the claims, and hold contractual rights that may in certain circumstances require the record owner to transfer ownership of the claims to the Pescios.

Prior to commencement of any surface disturbance, permits must be obtained from the BLM and a reclamation bond must be posted.

The number and location of any prior claims on this property area are unknown. There is no information concerning any prior exploration work available for the Tusk Property. Minterra, Mill City or the Pescios have not drilled any holes nor defined any gold mineralized material on the property. An old drill hole, as evidenced by a pile of drill cuttings, is located in the northeast corner of the northern Tusk claim block. No information is available for that hole. Although at least one hole was drilled on the current claim block, the author of the technical report is not aware of any systematic exploration that has been done on the property. No metal mineralization has been detected on the surface of the property. The property is covered by pediment and the targets must be tested by drilling. There is no drilling information available for the property. No sample information is available from the property. There is no gold mineralized material currently defined at the Tusk Property.

Geology

Elevations on the property range from around 4,600 feet to over 5,000 feet. The topography generally consists of low rolling hills and the property is partially covered by sagebrush and grass. The temperatures are cool to cold during the winter, with occasional moderate snowfalls, and are warm during the summer with cool nights. The area is fairly dry, with infrequent rains during the summer. The climate is favorable for year-round mining and exploration may be done from May through November.

Power can be brought in from various locations in the region. Water is generally not available on the surface, but can be obtained from BLM wells and other sources near the property. The claims carry with them the surface rights for mining. There are sufficient flat areas for potential processing plant sites, tailings storage areas, waste disposal areas and leach pads.

The Tusk Property, located immediately southeast of the Copper Basin area, is covered by Quaternary gravels and the Caetano Tuff. Based on the proximity of the property to exposures of the Antler Sequence 4,000 feet west of the property, it is reasonable to assume the property is underlain by the Antler Sequence. This supposition is further supported by the fact that altered Havallah Sequence rocks outcrop on and adjacent to the Tusk Property in low hills near the range front. Other than the presence of the altered Havallah Sequence cherts and argillites, the geology of the Tusk Property is unknown at this time. No drill hole data are available, as drilling on the property is apparently restricted to one hole in the northeast corner of the northern claim block.

The Tusk Property is at the southeast projection of a mineralized structural zone. The Antler Sequence is an excellent ore host, especially where structurally prepared and near and/or in contact with Tertiary intrusives. The Tusk Property is in the correct structural regime in the Battle Mountain district, being at a structural intersection on the east limb of a major anticline, and appears to be within a reasonable distance of a buried intrusive, as indicated by geophysical evidence.

The exploration model for the Tusk Property is the Marigold subdistrict, located approximately 25 miles northwest of Tusk on the northwest side of the Battle Mountain district. Gold mineralization in the Marigold area occurs in coarse- to fine-grained clastic rocks of the Antler Sequence, and in quartzite and argillite of the Ordovician Valmy Formation. Exploration drilling in the Marigold area discovered several buried ore zones covered by up to 300 feet of alluvium.

Rock Creek Property

The Rock Creek Property consists of 62 unpatented lode mining claims, totalling approximately 1,240 acres, located between the Cortez-Battle Mt.-Eureka Trend and the Carlin Trend 28 miles west northwest of Carlin, on the east flank of the Sheep Creek Range.

The Rock Creek unpatented mining claims were located by the Pescios. The Pescios and Duncan Park Holdings Nevada Ltd., a Nevada corporation (“Duncan Park”), entered into a mining lease dated February 7, 2003, in accordance with which the Pescios leased the Rock Creek Property and South Silver Cloud Property unpatented mining claims to Duncan Park for a primary term of 20 years, subject to extensions after the primary term upon payment of an AMR in the amount of $150,000 on or before each anniversary date of the mining lease. Under the mining lease, Duncan Park paid to the Pescios an AMR in the amount of $20,000 and issued 50,000 shares of the common stock of Duncan Park. The mining lease provides for payment of AMR payments beginning with the sum of $30,000 on the first anniversary of the effective date of the mining lease and escalating to the sum of $150,000 on the sixth and subsequent anniversaries of the effective date of the mining lease. The mining lease obligates Duncan Park to pay the Pescios a production royalty equal to 3% NSR from the production of minerals from the Rock Creek Property and the South Silver Creek Property. The royalty percentage rate is adjustable based upon the price of gold and the average grade of ore mined from the properties. The royalty percentage rate increases by 0.1% NSR for each increase of $10 in the price per ounce of gold from the base of $320 to a maximum of $420 per ounce. The royalty percentage rate is also subject to adjustment by 0.1% of the NSR for each 0.05 ounce of gold per ton in the average grade above 0.5 ounces of gold per ton. Duncan Park has the option and right to purchase one-third of the royalty representing 1% NSR for the sum of $1,000,000. The royalty purchase option expires on commencement of production of minerals from the properties.

The mining lease obligates Duncan Park to complete 4,000 feet of exploratory drilling on the Rock Creek Property and the South Silver Creek Property within three years after the effective date of the mining lease and 5,000 feet of exploratory drilling during each subsequent lease year.

As part of the Arrangement, Allied Nevada will acquire the Pescios’ interest in the Rock Creek Property from the Pescios. The Pescios are the holders of a royalty on the claims, and are the beneficial or record owners of certain of the claims.

Geology

The Rock Creek Property is situated along the NNR, a Miocene-age structural zone which hosts Newmont Mining Corporation’s Midas gold-silver mine. The property is partly covered by Quaternary gravels, but altered and veined volcanic rocks are exposed at Rock Creek. The property is broken by N- to NNW-trending, high-angle normal faults, associated with the NNR. Alteration and mineralization are controlled by these structures. The Rock Creek prospect has moderate-grade gold veining exposed at the surface. In the Rock Creek target area, Pliocene basalt flows are underlain by a 1,200+ foot thick sequence of Miocene andesites, dacites and rhyolites.

The exploration target on the property is Midas-Style vein type gold-silver deposits. Other companies who worked in this area drilled at least 122 mostly shallow holes on the property. No holes have been drilled to intersect the vein systems at depths of ±1,000 feet.

Access is by Interstate Highway 80 to Dunphy, and then north and west on maintained dirt roads for 35 miles to the property. The property is in hilly, sagebrush-covered desert and the climate is favorable for year-round mining. A trained mining-industrial workforce is available at Carlin and Elko. Elevations in the area are between 4,800 feet at the southern mouth of Rock Creek Canyon to 5,767 feet on a hilltop along the northern projection of the Rock Creek vein system.

Barrick, Echo Bay and Freeport drill-tested at least two additional areas of alteration/veining, located 800 and 1,900 feet west of the main Rock Creek vein system. The Barrick hole was 1,200 feet deep, entirely in volcanic rocks, but never tested the main Rock Creek vein system, as it was drilled west of the main structure.

Freeport Exploration Company explored the property and drilled at least 12 holes at Rock Creek. Kennecott conduced mapping, sampling, and drilled 15 holes at Rock Creek in 1987. Due to the wide spacing of drilling at the time, no firm estimate of gold-silver grades was given. Western States Minerals Corporation (“WSM”) conducted exploration on the Rock Creek Property in the 1980’s and 1990’s. Echo Bay Exploration conducted exploration at Rock Creek in 1989 and 1990 (Echo Bay, 1990), drilling a total of 54 holes. Sante Fe Pacific Mining Corporation, in a joint venture with Cambior USA, drilled 3 holes NW of the main Rock Creek vein system. No material exploration work has been done on the Rock Creek Property after WSM in 1992, and prior to its acquisition by DPHC.

A least 102 holes have been drilled into the Rock Creek target area. The types of drilling and sampling used are not known. These holes were drilled by large, professional mining companies who ostensibly used industry-standard practices in the taking and preparation of samples. These samples, similarly, were likely assayed in large, professionally accredited assay laboratories, according to industry standards. Verifiable assay certificates or documentation of sampling, bagging, security, and transportation practices used in the Rock Creek programs by the lessee companies are not available.

The mapping, sampling, and drilling at the Rock Creek target has shown that a significant gold-silver vein system is exposed over a N-S length of 5,900 feet, in which drilling by several companies has defined a substantial body of low-grade gold-silver mineralization in the upper 200 feet of the system. The southern end of the Rock Creek system is cut off by a major Range-front fault. The vein systems may continue northward under cover, as suggested by the drilling by Western States Minerals Corporation. No determination of the depth of the vein systems has been made, as no holes have yet been drilled to vertical depths of 1,000+ feet below the sinters at Rock Creek. Several factors suggest that Rock Creek is a Silver Cloud — Midas-style gold-silver vein system, including: the type of host rocks, location within the NNR province, the high silver-to-gold ratios found in mineralized drill intercepts, and the high selenium and mercury values present.

No mine production has been reported from the Rock Creek Property and no metallurgy has been completed on the Rock Creek Property.

DPHC must get permits from the BLM office in Elko prior to conducting “significant” surface disturbance, such as trenching, drilling, or construction of new roads. No EIS is needed to conduct such work in this district.

Santa Renia Gold-Silver Property

The Santa Renia Gold-Silver Property consists of 27 unpatented lode mining claims, totalling approximately 487 acres, located 34 miles northwest of Carlin on the northwest margin of the Carlin Trend. Access is by the paved Newmont Road to the Carlin Mine, continuing through Barrick’s Goldstrike property, and then by occasionally maintained dirt roads to the property.

A Mining Lease Agreement, signed on February 13, 2003, between DPHC and the Pescios stipulated an AMR payment of $20,000 and 50,000 shares of DPHC common stock upon signing of the lease agreement. Future AMR payments were to be made as follows: $30,000 on the first anniversary of the lease; $40,000 on the second anniversary; $55,000 and 50,000 DPHC shares on the third anniversary; $75,000 on the fourth anniversary; $100,000 on the fifth anniversary; and $150,000 on the sixth and subsequent anniversaries thereafter. The aforesaid AMR payments are to be deducted from a 3% NSR retained by the Pescios on the Santa Renia Gold-Silver Property. DPHC may purchase 1% of the 3% NSR, up to the time of commencement of production from the property, for $1,000,000.

As part of the Arrangement, Allied Nevada will acquire the Pescios’ interest in the Santa Renia Gold-Silver Property from the Pescios. The Pescios are the holders of a royalty on the claims, and are the beneficial or record owners of certain of the claims.

Prior to commencement of any “significant” surface disturbance, permits must be obtained from the BLM.

Geology

The elevations range between 5,440 feet on the eastern valley floor, to 5,960 feet on the mountain in the southeastern corner of the property. The property is in high, sagebrush covered desert, and the climate favorable for year-round mining. The hilly nature of the topography and the small size of the property claim block would restrict the ability of a mine operator to place minesite facilities wherever desired. Most supplies are available at Elko, which has all the needed equipment, supplies and services for mining companies to carry out full sequence exploration and mining development on the property.

Upper Plate Vinini Fm. basement rocks are exposed at the surface, immediately north and east of the property. This section of Vinini Fm. appears to be separated from Devonian Slaven Chert on the east by a major, N15W-trending fault which runs along Antelope Creek, just east of the property. A cap of Miocene-age rhyolitic flows and “shallow intrusive” rocks forms a hill to the south of the western part of the property and also covers the southeastern part of the property.

The property lies in between the rhyolite hill and the Vinini outcrops, along the trend of an ENE-trending high-angle fault graben. These ENE-trending faults may have post-dated the NW-trending Carlin Trend fault/mineralizing systems, and be part of the Midas-age Hollister system, which has numerous E-W to ENE-trending gold-silver bearing vein structures. Mineralized ENE-trending fault structures also control gold-silver mineralization on the Rodeo Creek property, which lies just southeast of the property, across Antelope Creek. The Antelope Creek Fault was mapped along the trace of Antelope Creek, and this could represent the west boundary of the Bootstrap Limestone rift block, as discussed above. The structural intersection of the ENE-trending graben with the probable west-dipping Antelope Creek Fault lies immediately east of the Santa Renia Gold-Silver Property boundary, and has never been tested for gold-silver mineralization by drilling.

Post-mineral, tuffaceous sediments of the Carlin Formation blanket the area surrounding the rhyolite cap hill, on all sides of the property.

Asarco staked the Jammer Chair 1-19 lode claims, totalling 357 acres on September 12, 1996, but later dropped them without doing any work on them. Mr. Pescio re-staked these same claims in December, 1998, as the Santa Renia Gold-Silver Property, and added 8 new lode claims for a total of 487 acres. Aur Resources USA Inc. (“Aur”) leased the claims from Mr. Pescio, and is the only company to have conducted any work on the property. They contracted with Pierson, deRidder, Johnson, Inc. to prepare aeromagnetic maps of the property area.

There has been no drilling done on the Santa Renia Gold-Silver Property. No work has been done on the property after Aur and prior to its acquisition by DPHC.

No rock or soil geochemical sampling was reported on the property. No samples were collected from the property because the target is buried and not likely to show any evidence on the surface.

Aur compiled aeromagnetic and gravity maps of the northern Carlin Trend. There are two aeromagnetic highs, one in the northern part of the Carlin Trend, at the Hollister-Hatter mines, and the other aeromag high south of the Newmont Gold’s Carlin and Pete Mines. In between these two spot highs, one smaller regional aeromag high is shown near a second Newmont Gold mine complex. These aeromag highs have been interpreted to represent large, subsurface igneous intrusive bodies. The Santa Renia Gold-Silver Property, lies on the east flank of the Hollister-Hatter aeromagnetic high.

Aur contracted PRJ to interpret PRJ’s proprietary North-Central Nevada aeromagnetic database for the property area. The PRJ survey was flown on 1/8 by 1/2 mile grid spacings, at a ground clearance of 500 feet. These PRJ data show that a strong, linear, NW-trending aeromagnetic high trends along the northeast corner of the property, cutting the northeast edge of the large Hollister-Hatter aeromagnetic high, which presumably is due to the presence of a large, magnetic granitic pluton of Jurassic age. The aeromag high follows, roughly, the trace of a NW-trending fault near the Rossi Barite mine. This may represent a major basement fault which was re-activated during the Carlin Trend tectonic-mineralizing event, about 39 million years ago.

Gravity data from gravity surveys show gravity highs under the Goldstrike/Carlin mine complexes. It also shows an ENE-trending, slight gravity high under the Hollister — Hatter area, despite the existence of a volcanic-filled basin there in the Midas Trough. The data show the property area to lay in a NE-trending gravity low, which could represent a basinal area with no granitic pluton, an area with no magnetically anomalous basement rocks, or an area with basement present at a greater depth than the areas to the northwest and southeast. Aur management dropped the property before any further work could be done on the property.

No drilling or metallurgy has been completed on the property. No estimates of reserves or gold mineralized material have been made on the property.

The principal target types on the Santa Renia Gold-Silver Property are:

(1)	Carlin-Style gold-silver replacement orebodies in favorable host rocks, which most commonly include limestone and dolomitic carbonate sedimentary strata, which on the property are the Devonian Popovich Formation and the Rodeo Creek unit. These replacement orebodies may, however, be found in almost any type of rock, such as the Goldstrike monzonite-diorite, if the mineralizing system is sufficiently strong. Silver is variable in these gold-dominant systems with some mines having higher silver values. Useful trace metal pathfinders associated with Carlin-Style mineralization are arsenic, antimony, mercury and thallium.

(2)	Midas-Style epithermal vein-type, low-sulfidation, gold-silver mineralization found in and alongside high-angle faults which were opened up or re-activated during tectonic activity of mid-Miocene age. Older Eocene-age fault systems probably have been re-activated along the Carlin Trend and have served as hosts for Miocene vein systems. These vein systems are directly related to bimodal mafic-felsic volcanism, but the volcanic rocks may not always be exposed, such as perhaps occurs at Rodeo Creek. Midas-Style vein systems typically contain higher silver contents, in addition to gold, and other useful trace metal pathfinders may include selenium, copper, lead, mercury, arsenic, and perhaps tellurium.

The triple structural intersection on the property where the ENE-trending graben meets the Antelope Creek Fault and the NW-trending fault/aeromagnetic high is the first-priority target for both Carlin-Style and Midas-Style gold-silver mineralization. This target area is ready for drilling, and no further preparatory exploration work need be conducted on it prior to drilling. No new road construction would be required to drill at this site.

South Silver Cloud Property

The South Silver Cloud property consists of 122 unpatented lode mining claims, totalling approximately 2,440 acres, located between the Cortez-Battle Mt.-Eureka Trend and the Carlin Trend 28 miles west northwest of Carlin, on the south flank of the Sheep Creek Range. Duncan Park entered into a mining lease with respect to the unpatented mining claims on the Rock Creek Property and the South Silver Creek Property. For a description of the principal terms of the mining lease, see “— Rock Creek Property”.

As part of the Arrangement, the Pescios’ interest in the property will be acquired by Allied Nevada from the Pescios. The Pescios are the holders of a royalty on the claims, and are the beneficial or record owners of certain of the claims.

Geology

The South Silver Cloud Property is situated along the NNR, a Miocene-age structural zone, which hosts several major gold mines. The property is partly covered by Quaternary gravels and is broken by N- to NNW-trending, high-angle normal faults, associated with the NNR. Alteration and mineralization are controlled by these structures.

The South Silver Cloud prospect is located north, along strike, from Rock Creek, and south of Silver Cloud. South Silver Cloud has several silica sinters exposed at the surface, and rocks associated with the sinters show locally anomalous values of pathfinder elements usually associated with Midas-Style gold-silver deposits. To the north in the South Silver Cloud target area, mercury-enriched hot spring opalite, sinter, and “blow-out breccia” overlies the tuffites and domes of latitic to rhyolitic volcanic rock. Most opalite sinters in the target areas show very low gold values at the surface, with variably high mercury contents. The exploration target on the South Silver Cloud Property is Midas-Style vein type gold-silver deposits.

Other companies who worked in this area drilled at least 122 mostly shallow holes on the South Silver Cloud Property. No holes have been drilled to intersect the vein systems at depths of below 1,000 feet.

An unmaintained dirt road continues northward for 13 miles through the property to the Antelope Creek Road at the north end of the South Silver Cloud Property. The property also may be accessed from Battle Mountain, driving north on paved Highway 35 for 6 miles to the graded dirt Izzenhood and Rock Creek Ranch Roads for 14 miles, then turning east on the graded dirt Antelope Creek Road to the South Silver Cloud dirt road turnoff and the property. The flats at South Silver Cloud, where the sinter outcrops are exposed are at an elevation of about 5,000 to 5,200 feet. The mercury sinter mine workings at the Silver Cloud Mine are exposed at an elevation of about 5,400 feet.

The property is in hilly, sagebrush-covered desert, and the climate is favorable for year-round mining. Exploration and mining may be conducted year-round, due to the established roads close to Battle Mountain, Dunphy, and Midas. Most supplies are available at Carlin and Elko, which have all the needed equipment, supplies and services for mining companies to carry out full sequence exploration and mining development projects. The flat or mesa-like nature of much of the topography would give a mine operator wide latitude in the siting/placement of minesite, tailings, or heap leach facilities.

WSM conducted exploration on the Property in the 1980’s and 1990’s. Santa Fe Pacific Mining Corporation conducted exploration on the surface silica sinters in the South Silver Cloud Target area, beginning in 1986. They drilled eight rotary drill holes on the property in 1988. They subsequently formed a joint venture with Cambior USA and drilled 10 reverse-circulation holes into mercury-enriched opalite sinter bodies at South Silver Cloud in 1990-1991. Two other drill holes were found on the property ACP-1,(2), which were drilled prior to Santa Fe’s work on the property. No material exploration work has been done on the property after WSM in 1992, and prior to its acquisition by DPHC.

At least 20 holes have been drilled into the South Silver Cloud Target area. The types of drilling and sampling used are not exactly known, but Cambior drilled the last 6 holes (SC-16 to –21) using reverse-circulation techniques. The holes were drilled by large, professional mining companies who ostensibly used industry-standard practices in the taking and preparation of samples. These collected drill hole samples, similarly, likely were assayed in large, professionally accredited assay laboratories, according to industry standards.

The drilling did not define any areas of economic gold-silver mineralization in the South Silver Cloud Target area. It did detect the presence of local structures and areas of pyritization. Local anomalous values of mercury and arsenic also were found.

The mapping, sampling, and drilling at the South Silver Cloud target on the property suggests that Gustin’s (1991) interpretation that it is part of a volcanic hot spring field is correct. Past exploration found areas with anomalous pathfinder geochemistry in sinters and associated Miocene volcanic rocks, but no significant gold or silver values. Certain drill holes did encounter significantly thick intervals of gold-poor pyrite mineralization and argillic alteration. Previous lessees recognized no structural mineral feeder systems of significance, and the possible northward projection of the Rock Creek gold-silver vein systems into the South Silver Cloud target area was not investigated sufficiently. The obvious near-surface hot-spring type gold targets appear to have been studied and drilled properly, but the possible presence of deeper vein-type gold-silver targets has not been investigated.

No metallurgy has been completed on the property.

DPHC must get permits from the BLM office in Elko prior to conducting “significant” surface disturbance, such as trenching, drilling, or construction of new roads. No EIS is needed to conduct such work in this district.

Tonka Gold-Silver Property

The Tonka Gold-Silver Property consists of 12 unpatented lode mining claims covering approximately 240 acres, located five miles south of Carlin on the north end of the Piñon Range. Tonka is reached by driving east on the Rain Mine Road for 0.4 mile to the unmaintained dirt Rye Patch Spring road, and continuing eastward on it for four miles to the property. The Tonka area is located in the Carlin Trend seven miles northwest of Rain, along the trend of the principal Rain fault system.

A Letter Agreement dated July 28, 2005, between Beaucache Gold Corp. (“Beaucache”) and the Pescios stipulated an AMR payment of $20,000 and 140,000 shares of Beaucache common stock upon signing of the lease agreement. Future AMR payments were to be made as follows: $35,000 on the first anniversary of the lease; $50,000 on the second anniversary; $80,000 on the third anniversary; $100,000 on the fourth anniversary; $150,000 on the fifth anniversary; and $200,000 on the sixth and subsequent anniversaries thereafter. The aforesaid AMR payments are to be deducted from a 4% NSR retained by the Pescios on the Tonka Gold-Silver Property. Beaucache may purchase 2% of the 4% NSR for $4 million prior to completion of a bankable feasibility study.

Beaucache was required to complete 5,000 feet of drilling on the property within the first three years after signing of the Letter Agreement, and 7,500 feet of drilling per year thereafter. Excessive footage drilled on the property in any year can be carried forward to the subsequent years. Beaucache may pay the Pescios $10 in lieu of each foot not drilled.

As part of the Arrangement, Allied Nevada will acquire the Pescios’ interest in the Tonka Gold-Silver Property from the Pescios. The Pescios are the holders of a royalty on the claims, and are the beneficial or record owners of certain of the claims.

Geology

Elevations range between 5,000 to 5,800 feet. The claims are in hilly, sagebrush-covered desert and the climate is favorable for year-round mining. Sufficient private and BLM land is available in the Tonka area to site any type of mining facility. Most supplies are available at Carlin and Elko, which have all the needed equipment, supplies and services for mining companies to carry out full sequence exploration and mining development on the property. The Woodruff- Tonka area has not had reported water shortages, but no aquifer testing or environmental baseline studies have been conducted.

A map of the location and geology of the Tonka target area shows a NE-trending band of Webb Formation, bounded on the west by Western Assemblage Vinini Fm., and cut by a series of NNW- to WNW-trending high-angle faults. Overlying the Webb to the east are blocks of Chainman Formation sandstones and siltstones and Diamond Peak Fm. conglomerates. An altered quartz latite dike was found in the southeastern corner of Section 32, which exhibited anomalous gold and pathfinder element geochem values. Webb Formation siltstones show silicification and baritization, pathfinders to ore at Rain, in several places in the Tonka claims area. Baritized outcrops are found, along the north-central edge of Section 32. Altered, silicified Webb outcrops are also found in the SW corner of Section 32.

The first reported exploration operator at Tonka was Pez Gold, who staked the “Gutsy” claims over the target area and drilled one rotary hole in 1988 in Section 32, northwest of an altered quartz latite dike. An unknown operator drilled four holes in Sections 31 and 32, for which no data are available. Corona Gold explored the property “sometime between 1989 and 1993” and drilled 2 holes in the NW  1/4 of Section 32. Cyprus Amax leased the property, sampled it, and drilled three holes in 1995. White Knight Gold (U.S.) Inc. acquired the Tonka property in 1996, and drilled five holes at the end of their lease term in 1998, before dropping the property. Kinross Gold U.S.A. then took 100 more rock chip geochemical samples later in 1998. Nevada Pacific Gold examined the property in 1998-1999, and prepared a gravity data contour overlay on an aerial photograph of the area, which is in possession of Mr. Pescio. No work has been done on the property after Kinross and prior to its acquisition by DPHC.

The various interested companies took a total of at least 270 rock chip samples and 415 soil geochemical samples from the Tonka property. Kinross took 100 additional rock chip samples in the area in 1998. The sampling of the surface outcrops of the Webb Formation rocks yielded generally low gold assay values, as well as low values of pathfinder trace elements.

The property vendor obtained a map of Bouguer Gravity contours, superimposed on an aerial photograph of the Tonka target area, from Nevada Pacific Gold. The original source of these gravity data is not known, nor the methodology of taking the data or compiling it. These gravity contour data indicate a NNW-trending gravity “high” ridge in the NE corner of Section 32, T. 33N. R. 53 E., bordering the NE-trending zone of outcropping Webb Formation in the west-half of Section 32. The contour data for anomalous gold values in soils suggest the possibility that zones of anomalous gold mineralization may be present following the southwest flank of the gravity high, which may reflect NW-trending faults alongside an uplifted basement high.

None of the Tonka drill holes for which the author of the technical report were able to obtain data reached the desired target horizon, the contact of the Webb Formation siltstones with the underlying Devil’s Gate Limestone. Some of the holes were lost due to bad ground, but many others were just not sited in localities from which it was feasible to reach the target at reasonable drill depths. The author believes that Cyprus holes T-95-2 and T-95-3 may have almost reached the Devil’s Gate target, having drilled at least 270 to 450 feet into the Webb Fm., which may be 600 to 750 feet thick in this area. These latter holes encountered black pyritic siltstones with local baritic horizons, interbedded with limestones. Barite is one indicator of proximity to gold mineralization at some mines in Nevada.

No mining has been conducted on the property. No metallurgy has been completed on the property. No estimates of reserves or gold mineralized material have been made on the property.

The principal target type on the property is Rain-Style gold-silver targets. Rain-Style gold-silver mineralization is typified by gold ores localized in silicified, baritized collapse breccias at the contact of the Mississippian Webb Formation siltstones with the underlying Devil’s Gate Limestone, over a nearly continuous length of 3 miles. Variations on the main theme occur in prospects elsewhere in the Rain District. Some of the breccia bodies are in the Webb Formation and some are in Devil’s Gate Limestone, such as the karst breccias found at the South Bullion deposit. Many deposits show gold mineralization in brecciated parts of both formations. Some workers believe that hydrothermal fluids which immediately preceded mineralization were responsible for the brecciation and extensive dolomitization of the uppermost part of the Devil’s Gate Limestone at Rain. One Newmont cross section shows a sulfidation (pyrite?) halo throughout much of a vertically-fractured layer of Webb Fm. above ore, but it is believed that the Webb is a nearly impermeable unit, with almost knife-edge contacts between ore and overlying waste rock, which shows little evidence of pathfinder element contamination.

Bodies of mineralized jasperoid, some quite large and continuous in lateral extent, are found in several of the deposits. The presence of jasperoid versus other types of silicification (chalcedonic to fine-grained crystalline) found in the deposits may be a function of depth at the time of deposition, with the Rain and Saddle deposits being deposited at greater depths than jasperoid-rich ones like Trout Creek.

Useful trace metal pathfinders associated with Rain-Style gold mineralization are arsenic, silver, antimony, mercury, thallium, and molybdenum. Lower-grade Rain-style deposits may have 10:1 Ag:Au ratios, while higher-grade deposits have a less than 1:1 ratio, and mercury may be higher in Rain-style than Carlin-style deposits.

Woodruff Gold-Silver Property

The Woodruff Gold-Silver Property consists of 18 unpatented lode mining claims covering approximately 360 acres, located in the Carlin Trend 5 miles south of Carlin on the north end of the Piñon Range. Access to Woodruff is by paved Highway 305 south 1 from Carlin to the Rain Mine Road, and then south for 3.5 miles on the occasionally maintained Woodruff dirt road directly to the property.

A Letter Agreement dated July 28, 2005 between Beaucache and the Pescios stipulated an AMR payment of $20,000 and 140,000 shares of Beaucache common stock upon signing of the lease agreement. Future AMR payments were to be made as follows: $35,000 on the first anniversary of the lease; $50,000 on the second anniversary; $80,000 on the third anniversary; $100,000 on the fourth anniversary; $150,000 on the fifth anniversary; and $200,000 on the sixth and subsequent anniversaries thereafter. The aforesaid AMR payments are to be deducted from a 4% NSR retained by the Pescios on the Woodruff Gold-Silver Property. Beaucache may purchase 2% of the 4% NSR for $4 million prior to completion of a bankable feasibility study.

Beaucache was required to complete 5,000 feet of drilling on the property within the first 3 years after signing of the Letter Agreement, and 7,500 feet of drilling per year thereafter. Exclusive footage drilled on the property in any year can be carried forward to subsequent years and Beaucache may pay the Pescios $10 per foot not drilled.

As part of the Arrangement, Allied Nevada will acquire the Pescios’ interest in the Woodruff Gold-Silver Property from the Pescios. The Pescios are the holders of a royalty on the claims, and are the beneficial or record owners of certain of the claims.

Geology

Elevations range between 5,800 feet in the southern arroyo bottoms to 6,481 feet on the hilltop at Woodruff. The claims are in hilly, sagebrush- covered desert and the climate is favorable for year-round mining. The hilly nature of the topography would restrict the ability of a mine operator to place minesite facilities wherever desired. Most supplies are available at Carlin and Elko, which have all the needed equipment, supplies and services for mining companies to carry out full sequence exploration and mining development on the property. The Woodruff-Tonka area has not had reported water shortages, but no aquifer testing or environmental baseline studies have been conducted.

Drilling by Kennecott on the Woodruff target in 1999 showed a thick section of autochthonous (“in-place”) Chainman Formation, uplifted by a north-trending high-angle fault. Interpretation of the geologic map indicates a north 5 degrees east (“N5E”) trending horst block at and adjacent to the Property on the east. These Chainman strata are folded into a complex, doubly-plunging (N and S) anticline, possibly representing a dome structure. Allochthonous strata of the Woodruff Formation form the west wall of the horst, and Diamond Peak conglomerates border the horst on the east. The absolute nature and configuration of the folding at Woodruff is not known, nor is the thickness of the Chainman Formation or the depth to the Webb Formation or to the Devil’s Gate – Popovich contact. Earlier explorers mapped a N23E subsidiary fault, which may be a Riedel-type shear off from the western horst boundary fault.

Sampling by Richard Redfern and by previous lessees showed anomalous values of arsenic, antimony, and mercury from the Woodruff target area around the west graben fault, as discussed below. These data are interpreted to show a geochemical leakage zone, perhaps indicative of gold mineralization at depth.

Work began at Woodruff in earnest in 1985, when Battle Mountain Gold Company drilled one hole on the Woodruff target. The company lost the data from this work, and no records of this drilling have been found. An examination of the drill site by Richard Redfern suggests that it was a shallow hole, perhaps 500 feet in depth, due to the small size of the drill cuttings pile.

A number of companies examined and sampled the property between 1985 and 2000, including Pez Gold, Cyprus, Barrick, Pittston Minerals, and Peñoles. Kennecott leased the property in 1999 and drilled one hole to a depth of 2,030 feet. The hole deflected eastward onto Newmont’s property, missed the target outlined by Mr. Pescio, and remained in Chainman Fm. for the entire length of the hole, according to a cuttings log by Dave Mathewson. No material exploration work has been done on the Woodruff property since Kennecott and prior to its acquisition by DPHC.

Gold values at the surface were uniformly low, except for one sample from the allochthonous Woodruff Fm. Arsenic appears to offer a possible good indicator of mineralization in the Rain District. The data show that the area around the west graben fault and the subsidiary fault exhibits a large zone with anomalous arsenic contents in rocks, both in Chainman Fm. and in the Woodruff Fm. rocks. A number of highly anomalous values also occur east of the graben fault.

Kennecott conducted a Complete Bouguer Gravity survey atop the Woodruff target in November, 1999. Data indicate gradually decreasing gravity in a WSW direction, with a single-point gravity low on the central western edge of the Woodruff claims area. It is not known whether the single-point low is of any material significance.

The results of the two holes drilled at Woodruff show no data pertaining to the Battle Mountain Gold drill hole. The Kennecott drill hole stayed in Chainman sandstones and siltstones for its entire length. The depth to Webb Formation was not defined by these drill holes, or by other available data.

No mining has been conducted on the property. No metallurgy has been completed on the property. No estimates of reserves or gold mineralized material have been made on the property.

The principal target type on the Woodruff Gold-Silver Property is Rain-Style gold-silver targets. Rain-Style gold-silver mineralization is typified by gold ores localized in silicified, baritized collapse breccias at the contact of the Mississippian Webb Formation siltstones with the underlying Devil’s Gate Limestone. Variations on the main theme occur in prospects elsewhere in the Rain District. Some of the breccia bodies are in the Webb Formation and some are in Devil’s Gate Limestone, such as the karst breccias found at the South Bullion deposit. Many deposits show gold mineralization in brecciated parts of both formations. Some workers believe that hydrothermal fluids which immediately preceded mineralization were responsible for the brecciation and extensive dolomitization of the uppermost part of the Devil’s Gate Limestone at a nearby mine. One Newmont cross section shows a sulfidation halo throughout much of a vertically-fractured layer of Webb Fm. above ore, but it is believed that the Webb is a nearly impermeable unit, with almost knife-edge contacts between ore and overlying waste rock, which shows little evidence of pathfinder element contamination.

Useful trace metal pathfinders associated with Rain-Style gold mineralization are arsenic, silver, antimony, mercury, thallium, and molybdenum. Lower-grade Rain-style deposits may have 10:1 Ag:Au ratios, while higher-grade deposits have a less than 1:1 ratio, and mercury may be higher in Rain-style than Carlin-style deposits.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Since we meet the conditions set forth in General Instruction I(1)(a) and I(1)(b) of Form 10-K, this information is omitted.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

It is anticipated that the Allied Nevada Shares will listed on the AMEX and the TSX under the symbol “ANV”. The Allied Nevada Shares have no trading history at this time. Allied Nevada has applied to list the Allied Nevada Shares distributed pursuant to the Arrangement on the Exchanges and has obtained conditional listing approval from the TSX. Listing of the Allied Nevada Shares will be subject to Allied Nevada fulfilling all of the listing requirements of the Exchanges.

Allied Nevada Options

Pursuant to the Plan of Arrangement, the number of Allied Nevada Options issuable under the Plan of Arrangement will be determined pursuant to the terms of the Plan of Arrangement, as calculated shortly after the Effective Date. It is anticipated that the number of Allied Nevada Options issuable pursuant to the Plan of Arrangement will be less than 5% of the issued and outstanding Allied Nevada Shares. The exercise price of the Allied Nevada Options will not be determinable until shortly after the Effective Date. See “— The Arrangement — Transaction Mechanics — Treatment of Vista Options”.

The Arrangement – Transaction Mechanics

Pursuant to the Arrangement (a) Vista will transfer all of the issued and outstanding shares of Vista U.S. and $25 million in cash to Allied Nevada in return for a number of Allied Nevada Shares equal to 27,500,000 less the number of Option Shares (as defined in the Plan of Arrangement), and (b) the Pescios will transfer all of their interest in the Pescio Nevada Assets to Allied Nevada Holdings, a wholly owned subsidiary of Allied Nevada, in return for 12,000,000 Allied Nevada Shares and $15 million in cash from Allied Nevada. The “Option Shares” that will reduce the number of Allied

Nevada Shares received by Vista are intended to represent the number of Allied Nevada Shares issuable upon the exercise of Allied Nevada Options issued pursuant to the Plan of Arrangement to holders of Vista Options. The Plan of Arrangement sets out a formula for determining the number of Option Shares which is based, in part, on the volume weighted average trading price of the Vista Shares for the five trading days ending two trading days prior to the Effective Date.

Of the Allied Nevada Shares received by Vista pursuant to the Arrangement, Vista intends to retain certain of the shares to facilitate the payment of any taxes payable by Vista in respect of the Arrangement and to distribute, subject to applicable withholding taxes, the balance of the shares to holders of Vista Shares as described below. Accordingly, upon completion of the Arrangement, the issued and outstanding Allied Nevada Shares will be held by Vista and/or Vista Shareholders (including holders of Vista Shares acquired through the Vista Financing) and by the Pescios.

Treatment of Vista Shares

Upon completion of the Arrangement without any further act or formality, each Vista Share (other than Vista Shares held by Vista Shareholders who have validly exercised dissent rights as contemplated in Article 3 of the Plan of Arrangement) shall be and shall be deemed to be exchanged and, subject to Article 3 of the Plan of Arrangement, the holder thereof shall receive, from Vista, subject to applicable withholding taxes, in respect of every Vista Share so exchanged, (a) one Vista New Share and (b) a pro rata portion of (i) the number of Allied Nevada Shares received by Vista as part of the Arrangement less (ii) the number of Allied Nevada Shares retained by Vista to facilitate the payment of any taxes payable by Vista in respect of the Arrangement.

The exact number of Allied Nevada Shares: (i) issuable to Vista under the Arrangement; and (ii) to be retained by Vista to facilitate payment of taxes payable by Vista as a result of the Arrangement will not be determined until immediately prior to the Effective Date. The press release issued by Vista in connection with the completion of the Arrangement will disclose these amounts as well as the number of Allied Nevada Shares which will, thereafter, be distributed, subject to applicable withholding taxes, to Vista Shareholders as part of the Arrangement. The exact number of Allied Nevada Shares issuable to Vista under the Arrangement cannot be determined until immediately prior to the Effective Date because the formula set out in the Plan of Arrangement for determining the number of Option Shares is based on, in part, on the volume weighted average trading price of the Vista Shares for the five trading days ending two days prior to the Effective Date. In addition, the number of Allied Nevada Shares to be retained by Vista to facilitate payment of taxes payable by Vista arising on its disposition of Allied Nevada Shares to its shareholders, will depend, in part, on the fair market value of the Allied Nevada Shares on the Effective Date. Consequently, the fair market value of the Vista Shares and the Allied Nevada Shares is relevant to the number of Allied Nevada Shares that will be distributed to Vista Shareholders.

No fractional shares will be issued by Vista or Allied Nevada. In lieu of a fractional Allied Nevada Share, a holder who would otherwise receive a fraction of such shares will receive a cash payment from Vista equal to the product of (A) such fractional interest multiplied by (B) $5.00.

Treatment of Vista Options

On October 4, 2006, there were 946,500 Vista Options outstanding which, when vested, would be exercisable to acquire a total of 946,500 Vista Shares at prices between $1.96 and $9.73, with various expiry dates until September 21, 2011. Pursuant to the Arrangement, Vista Options, to the extent that they have not expired or been exercised prior to the Effective Date, shall be exchanged for Vista New Options and Allied Nevada Options, having, in total, the same In-the-Money Amount immediately after the exchange as the In-the-Money Amount of the Vista Options immediately before the exchange. At the time of the exchange the Allied Nevada Options will equal approximately one-third of the value of the Vista Options immediately prior to the exchange and the Vista New Options will equal approximately two-thirds of the value of the Vista Options immediately before the exchange. All Vista New Options issued by Vista on such exchange will be issued under the Vista Stock Option Plan. All options of Allied Nevada issued on such exchange will be issued under the Allied Nevada Special Stock Option Plan.

Treatment of Vista Warrants

Holders of warrants of Vista will have their warrants adjusted in accordance with the terms of the warrants. This will not involve issuance of Allied Nevada securities.

Holders of Record

We anticipate that, as of the Effective Time, there will be approximately 1,000 holders of record of Allied Nevada Shares.

Dividends

Allied Nevada has never paid dividends. While any future dividends will be determined by the Allied Nevada Board after consideration of Allied Nevada’s earnings, financial condition and other relevant factors, it is currently expected that available cash resources will be utilized in connection with the ongoing acquisition, exploration and evaluation programs of Allied Nevada.

Securities Authorized for Issuance under Equity Compensation Plans

The Allied Nevada Board has adopted two stock option plans. The first plan will govern the Allied Nevada Options issuable as part of the Arrangement (the “Allied Nevada Special Stock Option Plan”). The second plan will govern options granted to directors, employees, officers and consultants of Allied Nevada (the “Allied Nevada Stock Option Plan”). No options are currently outstanding under either Plan.

Subject to applicable stock exchange requirements, the maximum number of Allied Nevada Shares which may be issued, reserved, set aside pursuant to the Plan of Arrangement and made available for issue under the Allied Nevada Special Stock Option Plan will be such number issued, reserved and set aside at the Effective Time. See “ –Allied Nevada Options” above.

The total number of Allied Nevada Shares for which options may be granted pursuant to the Allied Nevada Stock Option Plan will be 3,000,000, subject to applicable stock exchange requirements and to certain adjustments reflecting changes in Allied Nevada’s capitalization.

Recent Sales of Unregistered Securities

On September 22, 2006, Allied Nevada issued one Allied Nevada Share to Vista at a price of $10.00.

Pursuant to the Arrangement (a) Vista will transfer all of the issued and outstanding shares of Vista U.S. and $25 million in cash to Allied Nevada in return for a number of Allied Nevada Shares equal to 27,500,000 less the number of Option Shares (as defined in the Plan of Arrangement), and (b) the Pescios will transfer all of their interest in the Pescio Nevada Assets to Allied Nevada Holdings, a wholly owned subsidiary of Allied Nevada, in return for 12,000,000 Allied Nevada Shares and $15 million in cash from Allied Nevada. Of the Allied Nevada Shares received by Vista pursuant to the Arrangement, Vista intends to retain certain of the shares to facilitate the payment of any taxes payable in respect of the Arrangement and to distribute the balance of the shares to holders of Vista Shares in exchange for their Vista Shares as described above in “ — The Arrangement — Transaction Mechanics”. Accordingly, upon completion of the Arrangement, the issued and outstanding Allied Nevada Shares will be held by Vista and/or Vista Shareholders (including holders of Vista Shares acquired through the Vista Financing) and by the Pescios.

The issuance to the Pescios, who are “accredited investors” as defined under the Securities Act, will be made in reliance on the exemption from the registration requirements of the Act pursuant to Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Vista’s distribution of the Allied Nevada Shares to Vista Shareholders in exchange for their Vista Shares will be made in reliance on the exemption from the registration requirements of the Act pursuant to Section 3(a)(10) thereof. Section 3(a)(10) of the Securities Act exempts from registration a security that is issued in exchange for outstanding securities where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange have the right to appear, by a court or by a governmental authority expressly authorized by law to grant such approval. The Court is authorized to conduct a hearing at which the fairness of the terms and conditions of the Arrangement will be considered. Accordingly, the Final Order, which was granted by the Court on November 29, 2006, will constitute a basis for the exemption from the registration requirements of the Securities Act with respect to the issuance of the securities of Vista and Allied Nevada to Vista Securityholders pursuant to the Arrangement.

Issuer Repurchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

Since we meet the conditions set forth in General Instruction I(1)(a) and I(1)(b) of Form 10-K, this information is omitted.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis is made of the financial position and results for Vista Nevada, as defined above. These financial statements have been prepared under U.S. GAAP as if Vista Nevada had been a stand-alone company and should be read in conjunction with the consolidated financial statements and the related notes thereto included herein. These consolidated financial statements do not include any historical financial information on the property interests being acquired by Allied Nevada from the Pescios. Based on guidelines provided in Rule 11-01 of Regulation S-X of the SEC, the U.S. GAAP guidance provided in Emerging Issues Task Force (EITF) 98-3 (concerning whether assets or a business are being acquired) and in the Financial Accounting Standards Board Statement No. 141, “Business Combinations,” the acquisition is considered an asset purchase and not a purchase of a business, consequently, financial information relating to the property interests being acquired from the Pescios is not incorporated into these statements. This assessment is based on the fact that no separate entity will be acquired but rather a group of interests in mineral properties assembled over time by the Pescios. None of the properties is in the operating stage; consequently, although certain of the property interests generate cash from advanced minimum royalty (“AMR”) payments, none of the properties produces any revenue from operations. In addition, as the Pescio Nevada Assets have nothing in the nature of physical facilities, employees, market distribution systems, sales forces, customer bases, production techniques, trade names or operational or resource management processes consistent with a business operation, none of the foregoing attributes are being acquired through the acquisition of these assets. Accordingly, the financial statements of Vista Nevada as presented in this Annual Report on Form 10-K are not indicative of results of operations of Allied Nevada as it will be constituted on and following the Effective Date.

Overview

Vista Nevada is engaged in the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects with the aim of adding value to the projects. Vista Nevada looks for opportunities to improve the value of its gold projects through exploration drilling or the introduction of technological innovations.

Vista Nevada’s holdings include the Maverick Springs, Mountain View, Hasbrouck, Three Hills and Wildcat projects and the Hycroft mine, all in Nevada; and properties acquired in connection with the December 2005 acquisition of F.W. Lewis, Inc., which includes patented and unpatented mining claims on 50 properties in Nevada, as well as the Hycroft royalty (see “Financial Statements — Note 4”).

Outlook

Gold prices started 2006 at $521 per ounce and finished the year at $636 per ounce as quoted on the London Exchange. This rise of approximately 22% during 2006 reflected factors such as oil prices, global instability, real and threatened terrorism activities, the war in Iraq, the decline in the value of the U.S. dollar and the rise and demand for investment and jewelry. Current price levels are near a 25-year high and no assurance can be given that such prices will be sustained.

At the end of 2006, we owned or controlled six properties containing mineralized material. We believe that through exploration drilling and engineering studies, additional value can be added to most of the projects by advancing them closer to a production decision.

Vista Nevada does not currently generate operating cash flows. Subject to sustained gold prices, Allied Nevada expects to generate revenues and cash flows in the future. We may generate revenues and cash flows from our portfolio of gold projects by several means, including but not limited to options or leases to third parties, joint venture arrangements with other gold producers, outright sales for cash and/or royalties, or project development and operation. Until we start generating sufficient cash flow, we will be dependent on our initial working capital, potential funding from external sources and cash from AMR payments received with respect to interests tem in certain Nevada-based mining properties acquired from the Pescios as part of the Pescio Nevada Assets. See “Item 1. Business – General Description of the Business of Allied Nevada – Plan of Operation”.

At present, we anticipate raising funds to meet our long-term obligations and planned expenditures through equity private placements, or joint venture efforts or sale of properties currently controlled. In subsequent years, we anticipate that Allied Nevada will need to raise additional capital to meet property purchase installment obligations and scheduled payments on those properties that we decide to retain under option. Further, additional capital would be necessary to acquire properties and conduct exploration drilling and re-engineering studies on current and newly acquired properties. However, there can be no assurance that Allied Nevada will be successful in efforts to raise additional capital.

The Separation of Allied Nevada from Vista

On July 6, 2006, Vista announced that it had entered into a binding letter of intent, with the Pescios, pursuant to which Vista agreed to transfer its existing Nevada properties into a new publicly-listed company that will, concurrently with the transfer, acquire the Nevada mining property interests of the Pescios. Under the Arrangement, Vista Shareholders will exchange their current common shares of Vista for common shares of Allied Nevada and new common shares of Vista.

On completion of the Arrangement, the Nevada properties to be transferred by Vista to Allied Nevada will be reflected at their carrying value in the consolidated financial statements of Allied Nevada under the continuity of interests method, as Allied Nevada is deemed to be a continuation of the business of the Vista Nevada properties. The Nevada mining property interests of the Pescios to be acquired by Allied Nevada under the Arrangement will be accounted for as an acquisition of assets as discussed under “General”, above, based on Rule 11-01 of Regulation S-X of the SEC and U.S. accounting guidance because, among other factors, the Pescio Nevada Assets have nothing in the nature of physical facilities, employees, market distribution systems, sales forces, customer bases, production techniques, trade names or operational or resource management processes consistent with a business operation, and accordingly none of the foregoing attributes are being acquired through the acquisition of these assets. The cost of these assets will be determined as the fair value of the consideration paid of $15 million cash and 12 million common shares of Allied Nevada.

Basis of presentation

The consolidated financial statements of Vista Nevada were prepared in connection with the Arrangement. The consolidated financial statements reflect the consolidated historical results of operations, financial position and cash flows of the subsidiaries of Vista that hold Nevada mineral properties, for all periods presented. The assets and liabilities have been reflected in these consolidated financial statements on a historical basis; prior to the Arrangement all of these assets and liabilities presented were 100% owned by Vista.

Corporate overhead and general and administrative expenses have been allocated by Vista to Vista Nevada based on the ratio of the carrying amounts of mineral properties being transferred to Allied Nevada and management believes such allocations are reasonable. Also, all intercompany payables and receivables outstanding between Vista Nevada and Vista have been settled as part of Vista’s net investment in Vista Nevada. The net of these intercompany receivables and payables was deemed to be part of Vista’s net investment and has been included in the Consolidated Balance Sheets accordingly (see “Notes to Financial Statements — Note 13”). However, the associated expenses recorded by Vista Nevada may not be indicative of the actual expenses that would have been incurred had it been operating as a separate, stand-alone public company for the periods presented and do not reflect its consolidated results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Further, these consolidated financial statements do not include any historical financial information on the properties being acquired by Allied Nevada from the Pescios, as discussed above. Accordingly, the financial statements of Vista Nevada as presented in this Annual Report on Form 10-K are not indicative of results of operations of Allied Nevada as it will be constituted on and following the Effective Date.

Results from Operations

Summary

Vista Nevada’s consolidated net loss for the year ended December 31, 2006 was $2,465,000 compared to the 2005 consolidated net loss of $2,286,000 for a net increase of $179,000. The increase in the consolidated loss of $179,000 in 2006 is primarily the result of increased property evaluation and holding costs of $243,000 and increased corporate administration and investor relations costs of $322,000, which is partially offset by increased interest and other income of $368,000.

Vista Nevada’s 2005 consolidated net loss was $2,286,000 compared to the 2004 consolidated net loss of $2,803,000 for a net decrease of $517,000. The decrease of $517,000 in 2005 is primarily due to decreased property evaluation and holding costs of $801,000 and increased interest and other income of $134,000, which is partially offset by increased corporate administration and investor relations costs of $409,000.

Gold production and income earned during exploration stage

The Hycroft mine is on care and maintenance. Mining activities were suspended at Hycroft in 1998 and, as expected, gold production has ceased. Income earned during the exploration stage during 2006 was nil, and for the years 2005 and 2004 was $40,000 and $51,000, respectively. Gold production costs, which are offset by proceeds received from gold sales are no longer recorded as production costs, but are accounted for as property evaluation and holding costs. Therefore there were no production costs recorded during the years ended December 31, 2006, 2005 and 2004.

Interest and other income

During the year ended December 31, 2006, Vista Nevada realized $552,000 in interest and other income as compared to $184,000 for 2005. The increase of $368,000 is mostly due to an increase in the allocation of interest income from Vista of approximately $274,000 and increased interest earned on the Hycroft restricted cash account (see “Notes to Financial Statements — Note 3”) of approximately $88,000. The increased interest earned on the Hycroft restricted cash account during 2006 was the result of higher interest rates during 2006 as compared to 2005. The increase in the allocation of interest income from Vista is due to increased holdings in Vista’s corporate cash accounts.

During 2005, Vista Nevada realized $184,000 in interest income as compared to $50,000 in 2004. The increase of $134,000 in 2005 is primarily attributable to interest earned on the Hycroft restricted cash account of $134,000 in 2005 as compared to $33,000 in 2004. The remaining increases in interest income are due to the allocation of interest earned on corporate cash accounts from Vista to Vista Nevada.

Property evaluation and holding costs

Property evaluation and holding costs increased to $1,709,000 during the year ended December 31, 2006, compared with $1,466,000 for 2005. This increase of $243,000 was mostly due to increased exploration costs at the Maverick Springs Project of approximately $248,000, increased holding costs at the Hycroft mine of approximately $54,000 and increased holding costs for the F.W. Lewis, Inc. properties of approximately $88,000, offset by a decrease in the allocation of general development costs from Vista of approximately $119,000. The decrease in the allocation of these costs from Vista is due to a decrease in general development costs incurred by Vista during the 2006 period resulting in less costs being allocated to Vista Nevada.

Property evaluation and holding costs decreased by $801,000 from $2,267,000 in 2004 to $1,466,000 in 2005. This decrease is due to decreased holding costs at the Hycroft mine of approximately $144,000, decreased holding costs at the Wildcat project of $371,000 and decreased holding costs at the Mountain View project of $237,000, offset by an increase in the allocation of general development costs from Vista of approximately $97,000. The increase in the allocation of these costs from Vista is due to an increase in general development costs incurred by Vista during the 2005 period resulting in more costs being allocated to Vista Nevada. Also, with the acquisition of the F.W. Lewis, Inc. properties, Vista Nevada’s mineral properties balance was increased causing a higher percentage of costs to be allocated to Vista Nevada from Vista.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $1,181,000 during the year ended December 31, 2006, compared to $859,000 for 2005. The entire increase of $322,000 during 2006 can be attributed to an increase in the allocation of corporate administration and investor relations costs from Vista. The increase in the allocation of these costs from Vista is mostly due to an increase in the stock-based compensation allocation. This increase in the stock-based compensation allocation is the result of Vista granting options to directors and employees during August and September 2006.

Corporate administration and investor relations costs increased to $859,000 in 2005 compared to $450,000 in 2004, representing an increase of $409,000. The entire increase for 2005 can be attributed to an increase in the allocation of corporate administration and investor relations costs from Vista. The increase in the allocation of these costs from Vista is the result of Vista Nevada’s acquisition of the F.W. Lewis, Inc. properties which increased the mineral properties balance causing a higher percentage of costs to be allocated to Vista Nevada from Vista.

Vista estimates the fair value of stock options granted to employees and directors at the grant date using the Black-Scholes option pricing model. The fair value of stock options is then expensed over the option’s vesting term.

Depreciation and amortization

Depreciation and amortization expense was approximately level with $200,000 in each of 2006, 2005 and 2004. In each case, there was no significant change in the depreciation and amortization costs from the previous year.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Cash used in operations was $1,392,000 for the year ended December 31, 2006, as compared to $790,000 for 2005. The increase of $602,000 can be attributed primarily to changes in working capital of $295,000, a change in the consolidated net loss between 2006 and 2005 of $179,000 and a net change in non-cash items of $129,000.

Cash used in operating activities was $790,000 in 2005 compared to $1,647,000 in 2004. The decrease of $857,000 for the 2005 period is due to an increase in the allocated expenses from Vista and a decreased consolidated net loss.

Investing activities

Net cash used for investing activities decreased to $140,000 for the year ended December 31, 2006, compared to $5,469,000 for 2005. The decrease of $5,329,000 is primarily due to the acquisition of F.W. Lewis, Inc. during 2005. There were no comparable acquisitions during 2006.

Net cash used for investing activities in 2005 was $5,469,000 compared to $4,928,000 in 2004. The decrease of $541,000 in 2005 can be attributed to a decrease of $3,141,000 in expenditures to establish the Hycroft restricted cash account that was established in 2004; a decrease of $1,641,000 primarily due to an insurance premium payment of $1.7 million in 2004 for the Hycroft reclamation bond; and an increase of $5,325,000 for the acquisition of the F.W. Lewis, Inc. properties net of cash acquired. There were no comparable acquisitions in 2004.

Financing activities

For all periods presented on the consolidated statements of cash flows, cash received from financing activities was the result of intercompany funding from Vista. Vista provided cash to Vista Nevada to pay for expenditures incurred by Vista Nevada. Any increases or decreases in cash provided were due to increases or decreases in Vista Nevada’s yearly expenditures.

Liquidity and capital resources

Our immediate cash needs prior to the Effective Date are being met by loans from Vista pursuant to the Arrangement Agreement, which provides that, prior to the Effective Date, Vista may loan money to Vista U.S. in amounts sufficient to undertake certain activities for the benefit of the business we will operate after the Effective Date. These activities include the purchase of mineral properties or property interests, payment of amounts necessary to secure the services of a Chief Executive Officer for us prior to the Effective Date, and purchase of office equipment, software and other miscellaneous items to enable us to commence operations immediately after the Effective Date. These loans will bear interest at the rate of 6% per annum and all principal and interest owing by Vista U.S. to Vista in respect of such loans will be paid in full at the Effective Time by Allied Nevada on behalf of Vista U.S. As of December 31, 2006 this loan amount was $357,201 which included interest of $3,308.

In conjunction with the Arrangement, Vista will invest $25 million in Allied Nevada in exchange for common stock of Allied Nevada. Allied Nevada will use $15 million of this investment to purchase the Pescio Nevada Assets. The remaining $10 million, less costs and expenses or any amounts required to pay amounts owing to Vista in connection with loans that Vista may make to Vista U.S. pursuant to the Arrangement Agreement, will be used to fund exploration and development projects and ongoing commitments. Under the Arrangement Agreement, Allied Nevada has agreed to use its commercially reasonable efforts to complete an equity financing of no less than $15 million as soon as practical after the Effective Date, subject to the Allied Nevada Board of Directors determining, at the time of the financing, that the financing is in the best interests of Allied Nevada considering all appropriate factors including prevailing market conditions at that time. Allied Nevada is investigating the possibility of raising additional capital through private placements, however there can be no assurance that it will be able to raise additional capital in the future. Allied Nevada will continue to actively pursue alternatives to monetize Allied Nevada’s assets and attract other investors.

At December 31, 2006, Vista Nevada’s total assets were $17.3 million as compared to $16.9 million and $10.7 million for 2005 and 2004, respectively. At December 31, 2006, we had working capital of $50,000 compared to negative working capital of $6,000 in 2005 and working capital of $351,000 in 2004.

Off-Balance sheet arrangements

Vista Nevada has no off-balance sheet arrangements required to be disclosed in this Annual Report on Form 10-K.

Contractual obligations

With respect to contractual obligations, Vista Nevada has commitments relating to its leasehold obligations totaling $532,800 over three years (2007 — $177,600; 2008 — $177,600; 2009 — $177,600).

Transactions with related parties

The Consolidated Statements of Loss include expense allocations for corporate overheads incurred by Vista. These allocations were made based on the ratio of the carrying amount of mineral properties being transferred to Vista Nevada and the total consolidated mineral properties prior to transfer. Also, all intercompany payables and receivables outstanding between Vista Nevada and Vista have been settled as part of Vista’s net investment in Vista Nevada. The net of these intercompany receivables and payables was deemed to be part of Vista’s net investment and has been included in the Consolidated Balance Sheets accordingly.

Significant accounting policies and changes in accounting policies

Use of estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas requiring the use of estimates include mine closure and reclamation obligations, useful lives for asset depreciation purposes, impairment of mineral properties and stock-based compensation. Actual results could differ from these estimates.

Mineral properties

Mineral property acquisition costs are recorded at cost and are deferred until the viability of the property is determined. No properties have reached the development stage at this time. Exploration, mineral property evaluation, option payments, related acquisition costs for mineral properties acquired under an option agreement, general overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. When proven and probable reserves are determined for a property and a bankable feasibility study is completed, subsequent exploration and development costs on the property would be capitalized. If a project were to be put into production, capitalized costs would be depleted on the unit of production basis.

Where mineral property agreements include provisions requiring the reimbursement of another party’s share of a project’s exploration costs to the company, these reimbursements are treated as a recovery of mineral property costs.

Mineral property option payments are made at the discretion of the optionee and accordingly option amounts are accounted for on a cash basis or when receipt is reasonably assured.

The net carrying value of each mineral property is regularly reviewed under SFAS No. 144. Where information and conditions suggest impairment, estimated future net cash flows from each property are calculated using estimated future prices, proven and probable reserves and value beyond proven and probable reserves, and operating, capital and reclamation costs on an undiscounted basis. If it is determined that the future cash flows are less than the carrying value, a write-down to the estimated fair value is made with a charge to loss for the period. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered.

Asset retirement obligation and closure costs

The fair value of a liability for our legal obligations associated with the retirement of long-lived assets is recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset unless the asset has been previously written-off, in which case the amount is expensed. The fair value of the legal obligation for asset retirement is assessed at the end of each reporting period.

Where we have an insurance policy in place to cover changes in the legal obligations associated with the retirement of long-lived assets which have previously been expensed, increases to the fair value of such obligations are recognized at the end of the period with a corresponding amount recorded as a non-current asset and the carrying value assessed where information or conditions suggest possible impairment.

New accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. Allied Nevada is currently evaluating the impact of this statement to its financial position and results of operations.

In July 2006, the FASB issued interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” regarding accounting for, and disclosure of, uncertain tax positions. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. Allied Nevada is currently evaluating the impact this Interpretation will have on its results and financial position.

Auditors

We anticipate that the continuing auditors of Allied Nevada will be Ehrhardt Keefe Steiner Hottman PC, Certified Public Accountants and Auditors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Allied Nevada is engaged in the acquisition of gold projects and related activities including exploration engineering, permitting and the preparation of feasibility studies. The value of our properties is related to gold price and changes in the price of gold could affect our ability to generate revenue from our portfolio of gold projects.

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

Allied Nevada has no debt outstanding, nor do we have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Item 8.	Financial Statements and Supplementary Data

VISTA GOLD CORP. — Nevada exploration properties (An Exploration Stage Enterprise)

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Vista Gold Corp.

We have audited the accompanying balance sheets of the Nevada-based business of Vista Gold Corp. as of December 31, 2006, 2005 and 2004, and the related statements of loss and cash flows for each of the three years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Nevada-based business of Vista Gold Corp. at December 31, 2006, 2005, and 2004, and the results of its operations and its cash flows for each of the three years ended December 31, 2006, in conformity with generally accepted accounting principles in the United States.

Vancouver, B.C. March 16, 2007	PRICEWATERHOUSECOOPERS LLP Chartered Accountants

VISTA GOLD CORP. — Nevada exploration properties (An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	Years ended December 31,
(U.S. dollars in thousands)	2006	2005	2004
Assets:
Cash and cash equivalents	$7	$10	$29
Accounts receivable	102	18	303
Supplies inventory, prepaids and other	103	134	122

Current assets	212	162	454
Restricted cash - Note 3	5,320	5,097	4,961
Mineral properties - Notes 4, 5	8,892	8,986	2,462
Plant and equipment - Note 6	997	1,188	1,311
Notes Receivable	—	8	—
Reclamation premium costs and other assets - Note 7	1,882	1,422	1,541

	17,091	16,701	10,275

Total assets	$17,303	$16,863	$10,729

Liabilities and Shareholders’ Equity:
Accounts payable	$9	$21	$75
Capital lease obligation	10	9	—
Accrued liabilities and other	143	138	28

Current liabilities	162	168	103
Capital lease obligations	23	34	—
Asset retirement obligation and closure costs - Notes 3, 7	4,663	4,085	4,163

Total liabilities	4,848	4,287	4,266

Parent company’s net investment	23,381	21,037	12,638
Deficit accumulated during the exploration stage	(10,926)	(8,461)	(6,175)

Total shareholders’ equity	12,455	12,576	6,463

Total liabilities and shareholders’ equity	$17,303	$16,863	$10,729

Supplemental disclosure with respect to Balance Sheet - Note 8

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. — Nevada exploration properties (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF LOSS

	Years Ended December 31,			Cumulative During Exploration Stage
(U.S. dollars in thousands, except share data)	2006	2005	2004
Other Income:
Interest and other income	$(552)	$(184)	$(50)	$(793)
Income earned during exploration stage	—	(40)	(51)	(1,025)

Total other income	$(552)	$(224)	$(101)	$(1,818)
Costs and expenses:
Property evaluation and holding costs	$1,709	$1,466	$2,267	$8,068
Corporate administration and investor relations	1,181	859	450	2,900
Depreciation and amortization	199	207	194	867
Asset retirement obligation and closure costs	—	—	—	1,048
Gain on disposal of assets	—	(7)	(8)	(45)
Gain on currency translation	(11)	—	—	(11)
(Gain)/Loss on disposal of marketable securities	(61)	(15)	1	(83)

Total costs and expenses	$3,017	$2,510	$2,904	$12,744

Net loss	$(2,465)	$(2,286)	$(2,803)	$(10,926)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. — Nevada exploration properties (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)	Years Ended December 31,			Cumulative During Exploration Stage
	2006	2005	2004
Cash flows from operating activities:
Loss for the period	$(2,465)	$(2,286)	$(2,803)	$(10,926)
Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation and amortization	192	199	191	846
Amortization of reclamation premium costs	119	119	119	357
Asset retirement obligation and closure costs accrued, net	—	—	19	1054
Gain on disposal of assets	—	(7)	(8)	(45)
Allocated expenses from Parent company	814	942	476	2,604
Change in operating assets and liabilities:
Accounts receivable	(84)	285	335	77
Supplies inventory, prepaids and other	39	(8)	(21)	87
Accounts payable and accrued liabilities	(7)	(34)	45	(93)

Net cash used in operating activities	(1,392)	(790)	(1,647)	(6,039)
Cash flows from investing activities:
Restricted cash - Note 3	(223)	(136)	(3,277)	(5,320)
Additions to mineral properties, net of cost recoveries	94	—	—	(855)
Acquisition of mineral properties, net of cash acquired - Note 4	—	(5,325)	—	(5,325)
Additions to plant and equipment	(11)	(18)	(1,659)	(1,737)
Proceeds on disposal of plant and equipment	—	10	8	212

Net cash used in investing activities	(140)	(5,469)	(4,928)	(13,025)
Cash flows from financing activities:
Intercompany funding from parent	1,529	6,240	6,492	18,435

Net cash provided by financing activities	1,529	6,240	6,492	18,435
Net increase/(decrease) in cash and cash equivalents	(3)	(19)	(83)	(629)

Cash and cash equivalents, beginning of period	10	29	112	636

Cash and cash equivalents, end of period	$7	$10	$29	7

Supplemental disclosure with respect to Cash Flow - Note 10

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

(U.S. Dollars, except where stated)

1.	DISTRIBUTION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Distribution

On September 22, 2006, Vista Gold Corp. (“Vista”) entered into an arrangement and merger agreement (the “Arrangement Agreement”), with Janet and Carl Pescio (together, the “Pescios”), pursuant to which Vista will transfer its existing Nevada properties into a recently incorporated company, Allied Nevada Gold Corp. (“Allied Nevada”) that will concurrently acquire the Nevada mineral assets of the Pescios (the “Distribution”). Under the Distribution, Vista’s shareholders will exchange their current common shares of Vista and will receive, subject to applicable withholding taxes, common shares of Allied Nevada and new common shares of Vista. Holders of Vista options will exchange their options of Vista for options to acquire shares of Allied Nevada and options to acquire new common shares of Vista. Each holder of warrants of Vista will have their warrants adjusted in accordance with their terms.

Nature of Operations

Vista Gold Corp. — Nevada exploration properties, (the “Company”) representing the Nevada business of Vista Gold includes only the net assets and results of operations and cash flows of Vista’s Nevada companies for purposes of these financial statements. The Company evaluates, acquires and explores gold exploration and potential development projects. As such, the Company is considered an Exploration Stage Enterprise. The Company’s approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the gold mineralization. In addition, the Company looks for opportunities to improve the value of its gold projects through exploration drilling, and/or re-engineering the operating assumptions underlying previous engineering work.

Gold production has gradually declined since mining activities were suspended at the Hycroft mine in 1998. Effective January 1, 2002, gold production is considered incidental. Based on that, management of the Company decided during 2003 that the Company was an Exploration-Stage Enterprise. For financial reporting purposes, commencing with the Company’s financial statements for the year ended December 31, 2003, the Company was characterized as an Exploration-Stage Enterprise and its consolidated statements of loss and cash flows include columns showing cumulative amounts during the exploration stage (i.e., from January 1, 2002, the effective date when gold production was considered incidental).

Although the Company has reviewed and is satisfied with the title for all mineral properties in which it has a material interest, there is no guarantee that title to such concessions will not be challenged or impugned.

Basis of Presentation

The Company’s consolidated financial statements were prepared in connection with the Distribution. The consolidated financial statements reflect the consolidated historical results of loss, financial position and cash flows of Vista’s Nevada subsidiaries included in the Distribution for all periods presented using the continuity of interests method. Under this method, these consolidated financial statements are deemed to be a continuation of the business of the Vista Nevada exploration properties and so the assets and liabilities are reflected on a historical basis using the amounts previously presented in Vista’s consolidated financial statements. The assets and liabilities have been reflected in these consolidated financial statements on a historical basis, as prior to the Distribution all of these assets and liabilities presented were 100% owned by Vista.

Corporate overhead and general and administrative expenses have been allocated by Vista to the Company based on the ratio of the carrying amounts of mineral properties being transferred to the Company to the total carrying amount of mineral properties of Vista before the Distribution and management believes such allocations are reasonable. Also, all intercompany payables and receivables outstanding between the Company and Vista have been settled as part of Vista’s net investment and accordingly have been included in the Company’s consolidated balance sheets (See Note 13). However, the associated expenses recorded by the Company may not be indicative of the actual expenses that would have been incurred had the Company been operating as a separate, stand-alone public company for the periods presented and do not reflect the Company’s consolidated results of operations, financial position and cash flows had the Company been a stand-alone public company during the periods presented.

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2005 and 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated. The Company’s subsidiaries and percentage ownership in these entities as of December 31, 2006 are:

Ownership
Vista Gold Holdings, Inc. and its wholly-owned subsidiaries below	100%
Hycroft Resources & Development, Inc. and its wholly-owned subsidiary Hycroft Lewis Mine, Inc.
Vista Nevada Corp.
Victory Gold Inc. and its wholly-owned subsidiary Victory Gold Exploration Inc.
Allied Nevada Gold Holdings LLC	100%

For purposes of these statements, the Colorado properties owned by Victory Gold Inc. have not been included. The ownership of the Colorado properties will be retained by Vista.

(b)	Use of estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas requiring the use of estimates include mine closure and reclamation obligations, useful lives for asset depreciation purposes and impairment of mineral properties. Actual results could differ from these estimates.

(c)	Revenue recognition

Gold production has gradually declined since mining activities were suspended at the Hycroft mine in 1998. Effective at the beginning of fiscal 2002, gold production is considered incidental to the activities at the Hycroft mine, and reporting the associated sales proceeds as revenue is no longer warranted. Accordingly, proceeds from gold sales are reported as income earned during exploration stage.

(d)	Cash and cash equivalents

Cash and cash equivalents are considered to include cash on hand, demand balances held with banks, and certificates of deposit all with maturities of three months or less when purchased.

(e)	Inventories

Supplies inventories are carried at the lower of average cost and net realizable value.

(f)	Mineral properties

Mineral property acquisition costs are recorded at cost and are deferred until the viability of the property is determined. No properties have reached the development stage at this time. Exploration, mineral property evaluation, option payments, related acquisition costs for mineral properties acquired under an option agreement, general overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. When proven and probable reserves are determined for a property and a bankable feasibility study is completed, subsequent exploration and development costs on the property would be capitalized. If a project were to be put into production, capitalized costs would be depleted on the unit of production basis.

The Company is party to mineral property agreements that include provisions requiring the reimbursement by another party of its share of a project’s exploration costs to the Company. Costs reimbursed to the Company relate directly to exploration of the project and do not include any margin or mark-up of direct costs incurred. Accordingly, such reimbursements are netted against mineral property costs incurred by the Company on the related project.

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2005 and 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral property option payments are made at the discretion of the optionee and accordingly option amounts are accounted for on a cash basis or when receipt is reasonably assured.

Management regularly reviews the net carrying value of each mineral property under SFAS No. 144. Where information and conditions suggest impairment, estimated future net cash flows from each property are calculated using estimated future prices, proven and probable reserves and value beyond proven and probable reserves, and operating, capital and reclamation costs on an undiscounted basis. If it is determined that the future cash flows are less than the carrying value, a write-down to the estimated fair value is made with a charge to loss for the period. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered.

Management’s estimates of gold prices, recoverable proven and probable reserves, probable outcomes, operating capital and reclamation costs are subject to risks and uncertainties that may affect the recoverability of mineral property costs. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect management’s estimate of net cash flows expected to be generated and the need for possible asset impairment write-downs.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior undetected agreements or transfers and title may be affected by such defects.

(g)	Plant and equipment

Plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives, ranging primarily from three to ten years. Significant expenditures, which increase the life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. Upon sale or retirement of assets, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gains or losses are reflected in operations.

(h)	Asset retirement obligation and closure costs

The fair value of a liability for the Company’s legal obligations associated with the retirement of long-lived assets is recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset unless the asset has been previously written off, in which case the amount is expensed. The fair value of the legal obligation for asset retirement is assessed as the end of each reporting period.

Where the Company has an insurance policy in place to cover changes in the legal obligations associated with the retirement of long-lived assets which have previously been expensed, increases to the fair value of such obligations are recognized at the end of the period with a corresponding amount recorded as a non-current asset and the carrying value assessed where information or conditions suggest possible impairment.

(i)	Loss per share

Due to the fact that the Company had no shares outstanding at the date of these financial statements, loss per share data has not been presented.

(j)	Variable Interest Entities

Effective January 1, 2005, the Company adopted Financial Accounting Standard Board Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, which requires consolidation of entities in which the Company has a controlling financial interest. The Company has determined that it has no variable interest entities.

(k)	Stock-based compensation

In accordance with U.S. GAAP (SFAS No. 123R), the fair value of all options granted by Vista after January 1, 2006 is calculated at the date of grant and expensed over the expected vesting period. Vista uses the Black-Scholes option pricing method of determining the fair value of the option on the date of grant. On transition to this new standard, the unvested portion of options granted to employees before January 1, 2006 is expensed over the remaining vesting period using the fair value on the date of grant. Previously, Vista recorded only those expenses associated with stock options granted to non-employees based upon the fair value on the earlier date of completion of performance or vesting of the options granted. Vista did not record any compensation cost on grants of stock options to employees and directors prior to January 1, 2006.

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2005 and 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

When an employee or non-employee is granted stock options, the fair value of the immediately vested portion is expensed and included within the stock options balance within equity. As to the options vesting, the fair-value is amortized using the straight-line method over the vesting period and expensed on a monthly basis. When an employee or non-employee exercises stock options, then the fair-value of the options on the date of the grant is transferred to common stock. When options are cancelled, the vested fair-value balance of the stock options is transferred to contributed surplus. Forfeiture rates are estimated at the grant date based on historical experience. The fair value of options granted is adjusted to reflect expected forfeiture rates. When options expire, the related fair-value is transferred to contributed surplus.

The stock option expense determined by Vista has been allocated to Vista—Nevada exploration properties in the manner described in Note 1 and is recorded within general and administrative expenses in the Statement of Loss.

3.	RESTRICTED CASH

As of December 31, 2006, the Company has pledged cash as collateral totaling $5.3 million ($5.1 million as of December 31, 2005 and $5.0 million as of December 31, 2004) to the U.S. Bureau of Land Management, Nevada State Office, to cover increased reclamation cost estimates at the Hycroft mine (Note 7 — Asset retirement obligation and closure costs). During the year ended December 31, 2006, the Company earned interest of $223,251 on the restricted cash account and during the years ended December 31, 2005 and December 31, 2004, the Company earned interest of $134,112 and $33,354 on the restricted cash account, respectively.

4.	ACQUISITION OF F.W. LEWIS, INC. PROPERTIES

In December 2005, the Company’s subsidiary Victory Gold Inc. (“Victory Gold”) acquired all of the outstanding shares of F.W. Lewis, Inc., the assets of which include 55 mineral properties in Nevada and Colorado and the Hycroft production royalty. The acquisition was made by exercise of a purchase option originally held by Century Gold LLC (“Century Gold”) of Spring Creek, Nevada. Century Gold assigned the option to the Company’s subsidiary, Victory Gold, pursuant to an assignment and assumption agreement effective December 9, 2005. Under the terms of the assignment agreement, the Company paid Century Gold $150,000 in cash and also reimbursed Century Gold for the $250,000 it paid the owners of F.W. Lewis, Inc. toward the option exercise price of $5.1 million. In addition, Vista issued to Century Gold 250,000 common shares of Vista valued at $1.218 million. To complete the exercise of this option, Vista paid the owners of F.W. Lewis, Inc., the remaining $4.85 million of the outstanding purchase price. Century Gold retained a 100% interest in two properties and a 50% interest in two other properties. The 53 properties transferred to the Company include a total of 9,280 acres of patented and 11,616 acres of unpatented mineral claims, the majority having gold, silver or copper discoveries or old mines located on the properties.

F.W. Lewis, Inc. (now owned by the Company’s subsidiary Victory Gold) owns a production royalty interest in the Hycroft mine. The production royalty (applying to approximately 70% of the reported reserves) is 5% Net Smelter Return (“NSR”) on gold and 7.5% NSR on other minerals, including silver. The production royalty on gold escalates on ore grades over 0.05 ounces per ton (opt) to a maximum of 10% NSR on ore grades over 0.14 opt. With the acquisition of F.W. Lewis, Inc., the Company is no longer subject to payment of this royalty to an outside party.

Included in the F.W. Lewis Inc. package is a property in the Battle Mountain, Nevada Mining District which is subject to pre-existing agreements with Madison Minerals Inc. (formerly Madison Enterprises Corp.) (“Madison”) and Great American Minerals Exploration (Nevada) LLC (“Great American”). These agreements involve payments of $3,000 per month minimum royalty payments to Victory Gold, minimum exploration commitments of $250,000 per year, and an option to purchase the property for $2.0 million payable by December 31, 2007, with a retained 5% gross royalty on gold and a 4% NSR royalty on other metals, and with annual advance minimum royalty payments of $60,000 commencing on exercise of the purchase option. Madison and Great American also have an option to purchase the royalties from Victory Gold for $4.0 million in the first year following the date of exercise of the purchase option and escalating by $500,000 each year thereafter.

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2005 and 2004

4.	ACQUISITION OF F.W. LEWIS, INC. PROPERTIES (Continued)

As F.W. Lewis, Inc. did not meet the definition of a business under the Financial Accounting Standards Board Statement No. 141, “Business Combinations,” the Company has accounted for the acquisition as a purchase of net assets with the consideration issued assigned as follows:

(U.S. dollars in thousands)
Purchase price:
Cash	$5,250
Common stock	1,218
Acquisition costs	74

$6,542
Assets acquired:
Current assets	$4
Plant and equipment, net	18
Mineral properties, including the Hycroft production royalty	$6,524
Non-current asset	8

$6,554
Liabilities assumed:
Non-current liabilities	$12

Net Assets Acquired	$6,542

As of December 31, 2006, the consolidated capitalized mineral property costs for F.W. Lewis, Inc., Properties were $2,930,000 and the related Hycroft royalty were $3,500,000. See Note 5.

5.	MINERAL PROPERTIES

	December 31, 2006			December 31, 2005
(U.S. dollars in thousands)	Cost	Accumulated Amortization and Write-downs	Net	Cost	Accumulated Amortization and Write-downs	Net
Maverick Springs, United States	$1,682	$—	$1,682	$1,682	$—	$1,682
Mountain View, United States	303	—	303	303	—	303
Wildcat, United States	218	—	218	218	—	218
Hasbrouck and Three Hills, United States	259	—	259	259	—	259
F.W. Lewis, Inc. Properties, United States—Note 4	2,930	—	2,930	3,024	—	3,024
Hycroft Royalty, United States – Note 4	3,500	—	3,500	3,500	—	3,500

	$8,892	$—	$8,892	$8,986	$—	$8,986

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2005 and 2004

5.	MINERAL PROPERTIES (Continued)

(U.S. dollars in thousands)	2005 December 31, net balance	Cost recovery	December 31, Ending Balance
Maverick Springs, United States	$1,682	$—	$1,682
Mountain View, United States	303	—	303
Wildcat, United States	218	—	218
Hasbrouck and Three Hills, United States	259	—	259
F.W. Lewis, Inc. Properties, United States – Note 4	3,024	(94)	2,930
Hycroft Royalty, United States – Note 4	3,500	—	3,500

	$8,986	$(94)	$8,892

(a)	Maverick Springs

The Maverick Springs gold and silver project, southeast of Elko, Nevada, was acquired on October 7, 2002, from Newmont Mining Corporation (“Newmont”). The total cost for the Maverick Springs project included a cash payment of $250,000; the issuance of 141,243 equity units, each unit being comprised of one common share of Vista and a two year warrant to purchase one share of Vista, valued at $405,000 and $95,000, respectively; and the issuance of 122,923 equity units on October 7, 2003, each unit being comprised of one common share of Vista and a two year warrant to purchase one share of Vista, valued at $500,000 and $111,058, respectively. Newmont retained a 1.5% net smelter returns royalty or the right to acquire 51% of the project after four years by paying Vista cash equaling 200% of the aggregate expenditures made by Vista on the project. In January 2007, Newmont advised Vista that it would not be exercising this right.

Maverick Springs is subject to a lease agreement (the “Artemis lease”), between Newmont and Artemis Exploration Company. The Artemis lease was entered into on October 1, 2001, and the key terms include: payment of advance minimum royalties of $50,000 on October 1, 2003 (which was paid), and advance minimum royalties of $100,000 on October 1, 2004 (which was paid), $100,000 on October 1, 2005 (which was paid), $100,000 on October 1, 2006 (which was paid) and each year thereafter while the agreement is in effect; work commitments of 6,400 feet of exploration drilling, on or before November 15, 2002, October 1, 2003 and October 1, 2004 (these commitments have been met), a preliminary economic evaluation to be conducted by October 1, 2004 which was extended to April 7, 2005 (this has been completed); and a net smelter returns royalty based on a sliding scale ranging from 2% to 6%, depending on gold and silver prices at the time of production.

On June 9, 2003, Vista entered into an agreement granting Silver Standard Resources Inc. (“SSRI”) an option to acquire Vista’s interest in the silver mineralized material hosted in the Maverick Springs project. Vista is the operator, retains its 100% interest in the gold mineralized material and maintains a 45% vote as a participant in a joint committee formed between Vista and SSRI, who maintains a corresponding 55% vote, to manage the exploration of the Maverick Springs project. The agreement with SSRI is subject to the terms of the purchase agreement between Newmont and Vista. Under the agreement, SSRI was to pay $1.5 million over four years including a payment of $300,000 made upon execution of the option agreement. The remaining $1.2 million was used by Vista to fund exploration programs, land holding costs and option payments. During 2005, SSRI satisfied the $1.5 million obligation and all costs incurred for Maverick Springs are now being shared by the two companies on the same ratio as established for operation of the joint management committee.

During the years ended December 31, 2006 and 2005, the Company recorded $342,308 and $144,285 in recoveries from SSRI, of which $96,420 is included in accounts receivable. The total recoveries to date from SSRI are $1,864,569 and have been netted against the gross exploration costs incurred by the Company on the Maverick Springs project under the terms of the agreement and have been reported in the Statement of Loss on this basis.

(b)	Mountain View

The Mountain View gold project, located west of the Hycroft mine, was acquired on October 7, 2002, from Newmont Capital Limited (“Newmont Capital”). The total cost for the Mountain View project included cash payments of $50,000, and the issuance of 56,497 equity units, each unit being comprised of one common share of Vista Gold and a two year warrant to purchase one share of Vista, valued at $200,000. Newmont Capital retained a 1.5% net smelter returns royalty or the right to acquire 51% of the project after four years by paying Vista cash equaling 200% of the aggregate expenditures made by Vista on the project. In January 2007, Newmont Capital advised Vista that it would not be exercising this right.

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2005 and 2004

5.	MINERAL PROPERTIES (Continued)

(c)	Wildcat

Vista executed formal purchase agreements during the fourth quarter of 2003 to acquire the Wildcat project, located in Pershing County, Nevada, in three separate transactions.

On September 23, 2003, Vista purchased 71 unpatented mining claims for $200,000 upon signing and $300,000 on August 11, 2004 (which was paid). On commencement of commercial production, the Company will make a one-time production payment in the amount of $500,000. Thirteen of the claims are subject to an underlying 0.4% net smelter returns royalty, and the remaining 58 claims are subject to an underlying 1% net smelter returns royalty.

On October 12, 2003, Vista purchased a 100% interest in the Vernal unpatented mining claim for $50,000 on signing and $50,000 on October 1, 2004, for a total consideration of $100,000.

On October 28, 2003, Vista purchased four patented mining claims and exploration data for 50,000 shares of Vista valued at $211,500. The patented claims are subject to an underlying net smelter returns royalty of 1% for gold production between 500,000 and 1,000,000 ounces, increasing to 2% on production in excess of 1,000,000 ounces.

(d)	Hasbrouck/Three Hills

On May 23, 2003, Vista executed a purchase agreement with Newmont Capital, a subsidiary of Newmont which includes the Hasbrouck property and the Three Hills property, which lies approximately 4.5 miles to the north-northwest. The total cost for the Hasbrouck/Three Hills project included cash payments of $50,000 and the issuance of 50,475 Common Shares of Vista valued at $200,000. Newmont Capital, at its option, would retain either: (a) a 2% net smelter returns royalty in each project together with the right to a $500,000 cash payment at the start of commercial production at either project and a further $500,000 cash payment if, after the start of commercial production, the gold price averages $400 per ounce or more for any three-month period; or (b) the right to acquire 51% of either or both projects. The latter right would be exercisable only after the later of four years or the time when the Company has incurred aggregate cash expenditures of $1,000,000 on either or both properties. The Company’s contribution to the joint venture during this period is capped at $5.0 million, $3.0 million of which Newmont Capital would finance for the Company and recover, with interest, exclusively from related project cash flows. The Company would also grant Newmont Capital a right of first offer with respect to subsequent sale of the projects by the Company. An additional 1 1/2% net smelter royalty on the Hasbrouck property is held by a third party.

(e)	Hycroft mine and Royalty

Vista acquired the Hycroft gold mine, west of Winnemucca, Nevada, in 1987. Mining activities at the Hycroft mine were suspended in 1998. The mine is being held on care and maintenance and holding costs are expensed.

The Crofoot property at the Hycroft mine is subject to a 4% net profits royalty and the Lewis property was subject to a 5% net smelter royalty. In December 2005, the Company’s subsidiary Victory Gold Inc. acquired F.W. Lewis, Inc., the holder of the 5% royalty on the Lewis property. In consequence, the Company is no longer subject to a royalty payment to an outside party with respect to the Lewis property.

(f)	F.W. Lewis, Inc. Properties

On December 13, 2005, the Company’s subsidiary Victory Gold Inc. (“Victory Gold”) acquired all of the outstanding shares of F.W. Lewis, Inc., the assets of which include 55 mineral properties in Nevada and Colorado as well as the royalty discussed above. The acquisition was made by exercise of a purchase option originally held by Century Gold LLC (“Century Gold”) of Spring Creek, Nevada. Century Gold assigned the option to Vista pursuant to an assignment and assumption agreement effective December 9, 2005. Under the terms of the assignment agreement, Vista paid Century Gold $150,000 in cash and also reimbursed Century Gold for the $250,000 it paid the owners of F.W. Lewis, Inc. toward the option exercise price of $5.1 million. In addition, Vista issued to Century Gold 250,000 Common Shares of Vista valued at $1.218 million. To complete the exercise of this option, Vista paid the owners of F.W. Lewis, Inc., the remaining $4.85 million of the outstanding purchase price. Century Gold retained a 100% interest in two properties and a 50% interest in two other properties. See also Note 4.

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2005 and 2004

6.	PLANT AND EQUIPMENT

	December 31, 2006			December 31, 2005
(U.S. dollars in thousands)	Cost	Accumulated Depreciation and Write-downs	Net	Cost	Accumulated Depreciation and Write-downs	Net
Hycroft mine, United States	$11,949	$10,969	$980	$11,971	$10,801	$1,170
F.W. Lewis, Inc. Properties, United States	31	14	17	31	13	18

	$11,980	$10,983	$997	$12,002	$10,814	$1,188

7.	ASSET RETIREMENT OBLIGATION AND CLOSURE COSTS

For December 31, 2006 the Company has accrued for estimated reclamation and closure costs of $4.7 million (2005—$4.1 million and 2004—$4.2 million). The entire estimate relates to the final reclamation and closure of the Hycroft mine.

The following provides a reconciliation of the Company’s beginning and ending carrying values for its asset retirement obligations:

Balance, December 31, 2004	$4,163
Accrued severance pay reclassified to current liabilities	78

Balance, December 31, 2005	$4,085
Additional reclamation accrued resulting from revised plan	578

Balance, December 31, 2006	$4,663

In estimating the fair value of the liability of the asset retirement obligation the Company used an expected present value technique which estimated cash flows that reflect, to the extent possible, a marketplace assessment of the cost and timing of performing the required retirement activities. The measurement objective is to determine the amount that a third party would demand to assume the obligation. On an annual basis the Company looks at indicators which could materially change the fair value of its asset retirement obligation.

During the year ended December 31, 2003, a revised reclamation and closure plan for the Hycroft mine was approved by the U.S. Bureau of Land Management, Nevada State Office (“BLM”). Under this plan the future estimated costs of reclamation and closure at Hycroft are $7.5 million.

The Company estimates that the related asset retirement expenditures will commence approximately five years after the start-up of the Hycroft mine (an event not yet scheduled) and continue for several years after that time. Using a credit adjusted rate of 7.75%, the fair value of the estimated $7.5 million obligation is $4.7 million.

The BLM has required the Company to provide a total surety amount of $7.5 million for the approved Hycroft mine reclamation plan. In 2004, the Corporation reached an agreement for a new bond package (see Note 9).

The Company has placed $5.3 million (including $0.4 million in accrued interest) in a restricted cash account to pay for future reclamation obligations at the Hycroft mine (see Note 3). Additionally, during 2004 the Company paid $1.7 million for an insurance policy to an insurance company to cover potential over-runs on the reclamation liability. This premium is being amortized using the straight-line method over the life of the bond (which is 14 years) and $0.4 million of amortization has been recorded to date. This balance includes the additional $578,000 recognized during 2006 resulting from the revised reclamation plan. The Company believes it has provided for any present disturbance obligations associated with the property.

It is reasonably possible that the Company’s estimates of its ultimate reclamation liability could change as a result of changes in regulations or cost estimates. The effect of changes, which could be material, would be recognized on a prospective basis.

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2005 and 2004

8.	SUPPLEMENTAL BALANCE SHEET DISCLOSURE

The following table presents the balance sheet items that are 5% of total current assets and total current liabilities:

	Years ended December 31,
(U.S. dollars in thousands)	2006	2005	2004
Supplies inventory, prepaids and other current assets
Supplies inventory net of reserves	$96	$106	$99
Prepaid insurance	5	3	2
Prepaid property taxes	—	19	19
Sales tax deposit	2	2	2
Notes receivable current	—	4	—

Total Supplies inventory, prepaids and other current assets	$103	$134	$122

Accrued liabilities and other current liabilities
Severance obligation	$73	$92	$—
Accrued electric power	14	15	9
Accrued property taxes	22	—	—
Accrued vacation expense	14	19	19
Deferred revenue	—	12	—
Accrued supplies	20	—	—

Total accrued liabilities and other current liabilities	$143	$138	$28

9.	COMMITMENTS AND CONTINGENCIES

The Company is required to provide financial assurance of $7.5 million in respect of reclamation and site closure obligations at the Hycroft mine (Note 7). The Company has been requested to pledge collateral to provide this bonding. During 2004, the Company reached an agreement for a new bond package. The new bond package with the U.S. Department of the Interior, Bureau of Land Management, is described in Note 7. The bond is $7.5 million which is collateralized by a $5.3 million restricted cash account (see Note 3). If the reclamation costs are in excess of the restricted cash account, the insurance policy (written by American International Specialty Lines Insurance Company), which was signed on December 31, 2003, and expires on January 22, 2018, will cover any overruns on the actual reclamation expenses that are incurred.

Refer also to Note 5 for commitments in connection with acquisitions of mineral properties.

10.	SUPPLEMENTAL CASH FLOW DISCLOSURE AND MATERIAL NON-CASH TRANSACTIONS

As of December 31, 2006, 2005 and 2004 all of the Company’s cash was held in liquid bank deposits.

There were no significant non-cash transactions during the year ended December 31, 2006. Significant non-cash transactions for the years ended December 31, 2005 and 2004 are as follows:

	Non-cash consideration given during 2005
Non-cash transactions ($000’s)	Equity units	Total
Investing and financing activities:
F.W. Lewis, Inc. — Note 4	$1,218	$1,218

	Non-cash consideration given during 2004
Non-cash transactions ($000’s)	Equity units	Total
Investing and financing activities:
Hasbrouck/Three Hills	$200	$200

NOTES TO FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2006, 2005 and 2004

11.	INCOME TAXES

The Company has available U.S. income tax losses of approximately $27 million, which may be carried forward and applied against future taxable income when earned. The utilization of net operating losses may be limited due to change in ownership under Internal Revenue code Section 382.

The losses expire as follows:

United States
2008	388
2009	11
2010	5,106
2011	9,415
2019	4,473
2020	943
2021	1,187
2022	941
2023	1,301
2024	1,327
2025	1,451
2026	930

$27,472

No income tax benefit has been recorded in any of the reporting periods presented as the Company has set up a valuation allowance for the full amount of the future income tax asset created by the losses that may be carried forward. This valuation allowance is the primary difference between the benefit that would be recorded at the effective U.S. statutory rate and the amount included in these statements (zero).

12.	RETIREMENT PLAN

The Company sponsors a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the U.S. Internal Revenue Code, which is available to permanent U.S. employees. The Company makes contributions of up to 4% of eligible employees’ salaries. The Company expenses the employer’s contributions.

13.	RELATED PARTY TRANSACTIONS

The Consolidated Statements of Loss include expense allocations for corporate overheads incurred by Vista. These allocations were made based on the ratio of the carrying amount of mineral properties being transferred to the Company and the total consolidated mineral properties prior to transfer. Also, all intercompany payables and receivables outstanding between the Company and Vista have been settled as part of Vista’s net investment in Allied Nevada. The net of these intercompany receivables and payables was deemed to be part of the Parent company’s net investment and has been included in the consolidated statements of balance sheets accordingly.

14.	QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly results for the years ended December 31, 2006 and 2005 are as follows:

Summary of quarterly results ($000’s)

2006	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Net loss	$(424)	$(883)	$(571)	$(587)

2005	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Net loss	$(467)	$(604)	$(710)	$(505)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The principal executive and financial officer has evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based on the evaluation, the principal executive and financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of Allied Nevada’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls. There has been no change in Allied Nevada’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, Allied Nevada’ internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Since we meet the conditions set forth in General Instruction I(1)(a) and I(1)(b) of Form 10-K, this information is omitted.

Item 11.	Executive Compensation

Since we meet the conditions set forth in General Instruction I(1)(a) and I(1)(b) of Form 10-K, this information is omitted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Since we meet the conditions set forth in General Instruction I(1)(a) and I(1)(b) of Form 10-K, this information is omitted.

Item 13.	Certain Relationships and Related Transactions

Since we meet the conditions set forth in General Instruction I(1)(a) and I(1)(b) of Form 10-K, this information is omitted.

Item 14.	Principal Accountant Fees and Services

Allied Nevada was incorporated on September 14, 2006 and has not yet incurred any fees for professional services provided by an independent public accountant. The fees for professional accounting services provided by PricewaterhouseCoopers LLP, independent auditors to Vista, with respect to Allied Nevada to date are being paid by Vista and are not among the fees for which Allied Nevada is required to reimburse Vista under the terms of the Arrangement Agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Position, Liquidity and Capital Resources – Liquidity and Capital Resources” for information concerning the terms of loans that Vista may make to Vista U.S. prior to the Effective Date to facilitate the commencement of our operations.

At December 31, 2006, the Allied Nevada Board had not yet established an Audit Committee. We established an Audit Committee in March 2007. We anticipate that the Audit Committee will adopt procedures requiring the Committee to review and approve in advance all particular engagements for services provided by Allied Nevada’s independent auditor and that, consistent with applicable laws, the procedures will permit limited amounts of services, other than audit, review or attest services, to be approved by one or more members of the Audit Committee pursuant to authority delegated by the Audit Committee, provided the Audit Committee is informed of each particular service. Permissible non-audit services will be limited to fees for tax services, accounting assistance or audits in connection with acquisitions, and other services specifically related to accounting or audit matters such as audits of employee benefit plans.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

Audited Consolidated Financial Statements for the Years Ended December 31, 2006, 2005 and 2004 of Vista Gold Corp. – Nevada exploration properties:

Report of Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Loss

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)	Index to Exhibits

Exhibit Number	Description of Document
3.1*	Certificate of Incorporation of the Registrant, dated September 14, 2006

Exhibit Number	Description of Document
3.2*	By-laws of the Registrant

10.1*	Arrangement and Merger Agreement dated as of September 22, 2006, between Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio

10.2*	Letter Agreement dated September 8, 2006, between Vista Gold Holdings, Inc. and Scott Caldwell

10.3*	Letter Agreement dated May 5, 2006, between Vista Gold Corp. and Quest Capital Corp.

10.4*	Non-Competition Agreement dated February 15, 2007, between Allied Nevada Gold Corp. and Carl Pescio

10.5*	Professional Service Agreement dated February 15, 2007, between Allied Nevada Gold Corp. and Carl Pescio

10.6*	Form of Allied Nevada Special Stock Option Plan

10.7*	Form of Allied Nevada Stock Option Plan

10.8*	Form of Indemnification Agreements to be entered into between Allied Nevada Gold Corp. and the directors and officers parties thereto

24	Power of Attorney

31	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form 10, filed January 12, 2007.

**	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, filed February 20, 2007.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED NEVADA GOLD CORP.
Registrant

Date: April 13, 2007	By:	/s/ Scott A. Caldwell
Scott A. Caldwell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Caldwell Scott A. Caldwell	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 13, 2007

* Robert M. Buchan	Director	April 13, 2007

* W. Durand Eppler	Director	April 13, 2007

* Cameron A. Mingay	Director	April 13, 2007

* Terry M. Palmer	Director	April 13, 2007

* Carl Pescio	Director	April 13, 2007

* Michael B. Richings	Director	April 13, 2007

* A. Murray Sinclair	Director	April 13, 2007

By:	/s/ Scott A. Caldwell
Scott A. Caldwell
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1*	Certificate of Incorporation of the Registrant, dated September 14, 2006

3.2*	By-laws of the Registrant

10.1*	Arrangement and Merger Agreement dated as of September 22, 2006, between Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio

10.2*	Letter Agreement dated September 8, 2006, between Vista Gold Holdings, Inc. and Scott Caldwell

10.3*	Letter Agreement dated May 5, 2006, between Vista Gold Corp. and Quest Capital Corp.

10.4**	Non-Competition Agreement dated February 15, 2007, between Allied Nevada Gold Corp. and Carl Pescio

10.5**	Professional Service Agreement dated February 15, 2007, between Allied Nevada Gold Corp. and Carl Pescio

10.6**	Form of Allied Nevada Special Stock Option Plan

10.7**	Form of Allied Nevada Stock Option Plan

10.8**	Form of Indemnification Agreements to be entered into between Allied Nevada Gold Corp. and the directors and officers parties thereto

24	Power of Attorney

31	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form 10, filed January 12, 2007.

**	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, filed February 20, 2007.