Form 10-Q
period 2007-03-31
Allied Nevada Gold Corp
filed 2007-05-15
CIK 1376610

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-33119

ALLIED NEVADA GOLD CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	20-5597115
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7961 Shaffer Parkway
Suite 5
Littleton, Colorado	80127
(Address of principal executive offices)	(Zip Code)

(720) 981-1185

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days:

Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐  Accelerated Filer  ☐ Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

38,933,055

Common Shares, without par value, outstanding at May 14, 2007

ALLIED NEVADA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended March 31, 2007

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

EXPLANATORY NOTES

Formation of Allied Nevada

Allied Nevada Gold Corp. is a newly-incorporated company. We were incorporated under the laws of Delaware on September 14, 2006 and until May 10, 2007 we were a wholly-owned subsidiary of Vista Gold Corp. (“Vista”), a corporation incorporated under the laws of the Yukon Territory, Canada.  Vista is engaged in the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, with current holdings in California, Idaho and Colorado (and prior to May 10, 2007, also in Nevada) in the United States, as well as Bolivia, Mexico, Indonesia and Australia.

We commenced our operations on May 10, 2007, following Vista’s transfer to us of its Nevada-based mining properties and related assets, along with cash, and the transfer to us by Carl Pescio and Janet Pescio, (together, the “Pescios”) of their interests in certain Nevada mining properties and related assets.  These transfers to us were made in exchange for shares of our common stock and cash, under the terms of an Arrangement and Merger Agreement that Vista and we entered into with the Pescios on September 22, 2006, as amended (the “Arrangement Agreement”) as summarized below.  We have now begun to conduct our new business of evaluation, acquisition, exploration and advancement of gold exploration and development projects in the state of Nevada.  Before the Arrangement Agreement transactions were completed, we had no properties or property interests, were not yet conducting business operations and had no shareholders other than Vista.

Pursuant to the terms of the Arrangement Agreement, the parties completed a transaction that resulted in Vista’s transfer of its Nevada-based mining properties and related assets into Allied Nevada along with cash, and the Pescios’ transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets, all pursuant to an arrangement (which we refer to as the “Arrangement” in this document) under the provisions of the Business Corporations Act (Yukon Territory). Allied Nevada issued 38,933,055 common shares as part of the transaction, of which 12,000,000 were issued to the Pescios as partial consideration for the acquisition of their Nevada mineral assets and 26,933,055 were issued to Vista in accordance with the Arrangement.   Concurrently with these transfers, Vista shareholders exchanged, subject to applicable withholding taxes, each of their Vista common shares for (a) one of a newly created class of Vista common shares, (b) a pro rata portion of (i) the 26,933,055 common shares of Allied Nevada received by Vista as part of the Arrangement less (ii) the 1,529,848 Allied Nevada common shares retained by Vista to facilitate the payment of any taxes payable in respect of the Arrangement and (c) any payment they are entitled to receive in lieu of a fractional share of Allied Nevada.  The new common shares of Vista and the Allied Nevada common shares began trading on May 10, 2007, on the Toronto Stock Exchange and the American Stock Exchange. In addition, holders of options to acquire Vista common shares are to exchange their Vista options for options to acquire common shares of Allied Nevada and options to acquire newly created Vista common shares and holders of warrants of Vista are to have their warrants adjusted in accordance with the terms of the warrants. See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events”.

Also pursuant to the terms of the Arrangement Agreement, Vista transferred $25 million in cash to Allied Nevada in connection with the closing of the Arrangement.  Of this amount, Allied Nevada paid $15 million to the Pescios as partial consideration for the acquisition of their Nevada mineral assets. The remaining $10 million, less costs and expenses or any amounts required to pay amounts owing to Vista will be used to fund exploration and development projects and ongoing commitments.

For further information concerning the Arrangement, please see our Annual Report on Form 10-K for the year ended December 31, 2006, under the headings “Item 1. Business — Business Development — Arrangement Agreement” and “Item 5. Market Price for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — The Arrangement — Transaction Mechanics”.

Financial Information Included in This Document

This Quarterly Report on Form 10-Q includes financial and other information as of and for the period ended March 31, 2007.  At that date we were still a wholly-owned subsidiary of Vista.  Consistent with our past filings with the SEC, the financial statements, related discussion and analysis and other financial information in this document were prepared as relates to the subsidiaries of Vista that hold Nevada-based mining properties and related assets that were transferred to Allied Nevada as part of the Arrangement.  In our filings prior to the completion of the Arrangement, we referred to these subsidiaries as “Vista Gold Corp — Nevada exploration properties” or “Vista Nevada”.  Our financial statements do not include any historical financial information on the property interests acquired by Allied Nevada from the Pescios, because that acquisition was considered an asset purchase and not a purchase of a business.  Consequently, financial information relating to the property interests acquired from the Pescios is not incorporated into these statements.  This assessment is based on the fact that no separate entity was acquired but rather a group of interests in mineral properties assembled over time by the Pescios.  Accordingly, the financial statements as presented in this Quarterly

i

Report on Form 10-Q are those of Vista Nevada, as so termed, and are not indicative of results of operations of Allied Nevada as it is now constituted.

For further information concerning financial information included in this document, please see Financial Statements — Note 2.

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTA GOLD CORP. — Nevada exploration properties (An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(U.S. dollars in thousands)	March 31, 2007	December 31, 2006

Assets:
Cash and cash equivalents	$90	$7
Accounts receivable	84	102
Supplies inventory, prepaids and other	107	103
Current assets	281	212
Restricted cash - Note 3	5,385	5,320
Mineral properties - Note 4	8,881	8,892
Plant and equipment - Note 5	948	997
Reclamation premium costs and other assets - Note 7	1,852	1,882
	17,066	17,091
Total assets	$17,347	$17,303

Liabilities and Shareholders’ Equity:
Accounts payable	$18	$9
Capital lease obligations, current portion	10	10
Accrued liabilities and other	101	143
Current liabilities	129	162
Capital lease obligations, noncurrent portion	20	23
Asset retirement obligation and closure costs - Notes 3, 7	4,663	4,663
Total liabilities	4,812	4,848
Parent company’s net investment	23,774	23,381
Deficit accumulated during the exploration stage	(11,239)	(10,926)
Total shareholders’ equity	12,535	12,455
Total liabilities and shareholders’ equity	$17,347	$17,303

Subsequent events — Note 11

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. — Nevada exploration properties (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF LOSS — UNAUDITED

	Three Months Ended March 31,		Cumulative during
(U.S. dollars in thousands, except share data)	2007	2006	Exploration Stage

Other Income:
Interest and other income	$(245)	$(67)	$(1,038)
Income earned during exploration stage	—	—	(1,025)
Total other income	$(245)	$(67)	$(2,063)
Costs and expenses:
Property evaluation and holding costs	$261	$360	$8,329
Corporate administration and investor relations	310	257	3,210
Depreciation and amortization	49	51	916
Asset retirement obligation and closure costs	—	—	1,048
Gain on disposal of assets	—	—	(45)
Gain on currency translation	(1)	—	(12)
Gain on disposal of marketable securities	(61)	(14)	(144)
Total costs and expenses	$558	$654	$13,302
Net loss	$(313)	$(587)	$(11,239)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. — Nevada exploration properties (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF DEFICIT — UNAUDITED

	Three Months Ended March 31,
(U.S. dollars in thousands)	2007	2006
Deficit, beginning of period	$(10,926)	$(8,461)
Net loss	(313)	(587)
Deficit, end of period	$(11,239)	$(9,048)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP. — Nevada exploration properties (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,		Cumulative during
(U.S. dollars in thousands)	2007	2006	Exploration Stage

Cash flows from operating activities:
Loss for the period	$(313)	$(587)	$(11,239)
Adjustments to reconcile loss for the period to cash provided by / (used in) operations:
Depreciation and amortization	49	52	895
Amortization of reclamation premium costs	30	30	387
Asset retirement obligation and closure costs accrued, net	—	—	1,054
Gain on disposal of assets	—	—	(45)
Allocated expenses from Parent company	74	230	2,678

Change in operating assets and liabilities:
Accounts receivable	18	12	95
Supplies inventory, prepaids and other	(4)	4	83
Accounts payable and accrued liabilities	(33)	(19)	(126)
Net cash used in operating activities	(179)	(278)	(6,218)

Cash flows from investing activities:
Restricted cash - Note 3	(65)	(54)	(5,385)
Additions to mineral properties, net of cost recoveries	11	41	(844)
Acquisition of mineral property - Note 4	—	—	(5,325)
Additions to plant and equipment	(3)	(4)	(1,740)
Proceeds on disposal of plant and equipment	—	—	212
Net cash used in investing activities	(57)	(17)	(13,082)

Cash flows from financing activities:
Intercompany funding from parent	319	321	18,754
Net cash provided by financing activities	319	321	18,754

Net increase/(decrease) in cash and cash equivalents	83	26	(546)
Cash and cash equivalents, beginning of period	7	10	636
Cash and cash equivalents, end of period	$90	$36	$90

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

(U.S. dollars unless specified otherwise)

1.                                      General

The consolidated interim financial statements of Vista Gold Corp.-Nevada exploration properties (an Exploration Stage Enterprise) (the “Corporation”), as of March 31, 2007, and for the three-month period ended March 31, 2007, have been prepared by the Corporation without audit and do not include all of the disclosures required by generally accepted accounting principles for annual financial statements.  In the opinion of management, all of the adjustments necessary to fairly present the interim financial information set forth herein have been made.  These adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.  These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Allied Nevada Gold Corp. (“Allied Nevada”) for the year ended December 31, 2006.  For the purposes of these financial statement notes, references to the “Corporation” are intended to refer to the Nevada business operations of Vista Gold Corp. (“Vista”) as constituted at March 31, 2007. See Note 2.

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and follow the same accounting policies and methods of their application as the most recent annual financial statements.

2.                                      Nature of operations

The consolidated interim financial statements herein represent the Nevada business operations of Vista and include only the net assets and results of operations and cash flows of Vista’s Nevada companies for purposes of these financial statements. The Corporation evaluates, acquires and explores gold exploration and potential development projects. As such, the Corporation is considered an Exploration Stage Enterprise. The Corporation’s approach to acquisitions of gold projects has generally been to seek projects within political jurisdictions with well established mining, land ownership and tax laws, which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the gold mineralization. In addition, the Corporation looks for opportunities to improve the value of its gold projects through exploration drilling, and/or re-engineering the operating assumptions underlying previous engineering work.

Although the Corporation has reviewed and is satisfied with the title for all mineral properties in which it has a material interest, there is no guarantee that title to such concessions will not be challenged or impugned.

3.                                      Restricted cash

The Corporation has pledged cash as collateral totaling $5.4 million to the U.S. Bureau of Land Management, Nevada State Office, to cover reclamation cost estimates at the Hycroft mine (Note 7).  During the quarter ended March 31, 2007, the Corporation earned interest of $64,392 on the restricted cash account.

4.                                      Mineral properties

	2006	2007
(U.S. dollars in thousands)	December 31, net balance	Acquisition costs	Option payments	Exploration & land costs	Cost recovery	Write-offs	Year to date activity	March 31, ending balance
Maverick Springs	$1,682	$—	$—	$—	$—	$—	$—	$1,682
Mountain View	303	—	—	—	—	—	—	303
Wildcat	218	—	—	—	—	—	—	218
Hasbrouck and Three Hills	259	—	—	—	—	—	—	259
F.W. Lewis, Inc. Properties	2,930	—	—	—	(11)	—	(11)	2,919
Hycroft Royalty	3,500	—	—	—	—	—	—	3,500
	$8,892	$—	$—	$—	$(11)	$—	$(11)	$8,881

The recoverability of the carrying values of the Corporation’s mineral properties is dependent upon the successful start-up and commercial production from, or sale, or lease, of these properties and upon economic reserves being discovered or developed on the properties.  Development and/or start-up of any of these projects will depend, among other things, on management’s ability to raise additional capital for these purposes.  Although Vista has been successful in raising such capital in the past, there can be no assurance that Allied Nevada will be able to do so in the future.

The Corporation believes that the fair value of its mineral properties exceeds the carrying value; however, events and circumstances beyond the control of management may mean that a write-down in the carrying values of the Corporation’s properties may be required in the future as a result of evaluation of gold resources and application of a ceiling test which is based on estimates of gold resources and gold prices.

5.                                      Plant and equipment

	March 31, 2007			December 31, 2006
(U.S. dollars in thousands)	Cost	Depreciation and write-downs	Net	Cost	Depreciation and write-downs	Net
Hycroft mine	$ 11,949	$11,017	$932	$11,949	$10,969	$980
F.W. Lewis, Inc. Properties	31	15	16	31	14	17
	$11,980	$11,032	$948	$11,980	$10,983	$997

6.                                      Parent Company’s net investment

At March 31, 2007, the Corporation was a wholly owned subsidiary of Vista.   At that date, all operating, investing, and financing cash requirements of the Corporation were still being provided by Vista.    During the three-month period ended March 31, 2007, the Corporation was advanced funding of $319,000.  At March 31, 2007 the total amount of funding advanced to the Corporation (Vista’s net investment) was $23.8 million.

7.             Commitments and contingencies

The Corporation is required to provide financial assurance of $7.5 million in respect of reclamation and site closure obligations at the Hycroft mine.  The Corporation has been requested to pledge collateral to provide this bonding (Note 3).

8.             Geographic and segment information

The Corporation evaluates, acquires and explores gold exploration and potential development projects.  These activities are focused principally in state of Nevada within the United States.  Substantially all related costs are incurred in the United States. The Corporation reported no revenues in the three-month period ended March 31, 2007, or for the same period in 2006. All plant and equipment is located in the State of Nevada.

9.             Supplemental Balance Sheet Disclosure

The following table presents the balance sheet items that represent greater than 5% of total current assets and total current liabilities:

	March 31, 2007
(U.S. dollars in thousands)	(Unaudited)	December 31, 2006
Supplies inventory, prepaids and other current assets
Supplies inventory net of reserves	$86	$96
Prepaid insurance	8	5
Prepaid property taxes	11	—
Sales tax deposit	2	2

Total Supplies inventory, prepaids and other current assets	$107	$103

Accrued liabilities and other current liabilities
Severance obigation	$75	$73
Accrued electric power	8	14
Accrued property taxes	—	22
Accrued vacation expense	16	14
Accrued supplies	2	20

Total accrued liabilities and other current liabilities	$101	$143

10.          Related party transactions

Transfer of Vista Nevada Assets to Allied Nevada and Concurrent Acquisition of Nevada Assets Held by Pescios

On May 10, 2007, Allied Nevada commenced operations following Vista’s transfer to Allied Nevada of its Nevada-based mining properties and related assets, along with cash, and the transfer to Allied Nevada by Carl Pescio and Janet Pescio of  their interests in certain Nevada mining properties and related assets.  These transfers to Allied Nevada were made in exchange for shares of Allied Nevada’s common stock and cash, under the terms of an Arrangement and Merger Agreement that Vista and Allied Nevada entered into with the Pescios on September 22, 2006, as amended (the “Arrangement Agreement”).  See Note 11 — Subsequent Events, below.

Prior to the completion of the transaction, the immediate cash needs of the Corporation were met by loans from Vista pursuant to the Arrangement Agreement, which provided that, prior to the date of completion, Vista may loan money to Vista’s wholly-owned subsidiary, Vista Gold Holdings, Inc. (“Vista U.S.”), which was to hold Vista’s Nevada-based mining properties and related assets immediately prior to their transfer to Allied Nevada, in amounts sufficient to undertake certain activities for the benefit of the business Allied Nevada will operate after the completion of the transaction, including purchase of mineral properties or property interests, payment of amounts necessary to secure the services of a Chief Executive Officer, and purchase of office equipment, software and other miscellaneous items to enable Allied Nevada to commence operations immediately after the completion of the transaction. These loans bear interest at the rate of 6% per annum and all principal and interest owing by Vista U.S. to Vista in respect of such loans were to be paid in full at the time of completion on behalf of Vista U.S.  As of March 31, 2007 this loan amount was $599,567 which included interest of $10,275.

11.          Subsequent events

On May 10, 2007, pursuant to the terms of the Arrangement Agreement, the parties completed a transaction that resulted in Vista’s transfer of its Nevada-based mining properties and related assets into Allied Nevada, along with cash, and the Pescios’ transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets, all pursuant to an arrangement (the “Arrangement”) under the provisions of the Business Corporations Act (Yukon Territory). Allied Nevada issued 38,933,055 common shares as part of the transaction, of which 12,000,000 were issued to the Pescios as partial consideration for the acquisition of their Nevada mineral assets and 26,933,055 were issued to Vista in accordance with the Arrangement.  Concurrently with these transfers, Vista shareholders exchanged, subject to applicable withholding taxes, each of their Vista common shares for (a) one of a newly created class of Vista common shares, and (b) a pro rata portion of (i) the 26,933,055 shares of Allied Nevada received by Vista as part of the Arrangement less (ii) 1,529,848 Allied Nevada common shares retained by Vista to facilitate the payment of any taxes payable in respect of the Arrangement.  Accordingly, for each existing common share of Vista that a Vista shareholder owned immediately prior to the effective time of the Arrangement, they will receive, subject to applicable withholding taxes (a) one new share of Vista, (b) 0.794 of an Allied Nevada share, and (c) any payment they are entitled to receive in lieu of a fractional share of Allied Nevada.  The new common shares of Vista and the Allied Nevada common shares began trading on May 10, 2007, on the Toronto Stock Exchange and the American Stock Exchange.

In addition, holders of options to acquire Vista common shares are to exchange their Vista options for options to acquire common shares of Allied Nevada and options to acquire newly created Vista common shares and holders of warrants of Vista are to have their warrants adjusted in accordance with the terms of the warrants. Under the terms of the Arrangement Agreement, the numbers and exercise prices of the options to acquire Allied Nevada common shares and options to acquire new Vista common shares to be exchanged in connection with the Arrangement, will be determined pursuant to the Arrangement.  Accordingly, this information is not available at the time of filing this Quarterly Report on Form 10-Q.

Also pursuant to the terms of the Arrangement Agreement, Vista transferred $25 million in cash to Allied Nevada in connection with the closing of the Arrangement.  Of this amount, Allied Nevada paid $15 million to the Pescios as partial consideration for the acquisition of their Nevada mineral assets. The remaining $10 million, less costs and expenses or any amounts required to pay amounts owing to Vista will be used to fund exploration and development projects and ongoing commitments.

Accordingly, Allied Nevada commenced operations on May 10, 2007 and has begun to conduct its new business of evaluation, acquisition, exploration and advancement of gold exploration and development projects in the state of Nevada.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(U.S. dollars in thousands, unless specified otherwise)

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Vista Gold Corp. — Nevada exploration properties (the “Corporation”) for the three months ended March 31, 2007 has been prepared based on information available to us as of May 14, 2007.  MD&A should be read in conjunction with the consolidated financial statements of the Corporation for the three years ended December 31, 2006 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.  All amounts stated herein are in U.S. dollars, unless otherwise noted.

Results from Operations

The Corporation had a consolidated net loss for the three-month period ended March 31, 2007, of $313,000 compared to a consolidated net loss of $587,000 for the same period in 2006.  The decrease in the consolidated net loss of $274,000 from the prior year is largely due to an increase in interest income of $178,000, increased gains on the disposal of marketable securities of $47,000, and decreases in exploration, property evaluation and holding costs of $99,000.  These reductions were partially offset by increased corporate administration and investor relations costs of $53,000.

Exploration, property and holding costs

Exploration, property and holding costs decreased to $261,000 during the three-month period ended March 31, 2007, as compared with $360,000 for the same period in 2006.  The principal variances from the comparative period in 2006 are as follows:

•                  A decrease in costs for the F.W. Lewis, Inc. properties of $12,000;  and

•                  A decrease in holding costs at the Hycroft mine of $90,000.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $310,000 during the three-month period ended March 31, 2007, compared to $257,000 for the same period in 2006.  The increase of $53,000 can be attributed to an increase in the allocation of corporation administration and investor relations costs from Vista Gold Corp. (“Vista”).  The increase in the allocation of these costs from Vista is mostly due to an increase in the allocation of stock-based compensation expense.  This increase was the result of an increase in stock-based compensation expense relating to the vesting of stock options that Vista granted to directors and employees during August and September 2006

Vista estimates the fair value of stock options granted to employees and directors at the grant date using the Black-Scholes option pricing model.  The fair value of stock options is the expensed over the option’s vesting term.

Depreciation and amortization

Depreciation and amortization expense remained virtually unchanged at $49,000 during the three-month period ended March 31, 2007, compared to $51,000 for the same period in 2006.

Other income and expense

Interest income

During the three months ended March 31, 2007 we realized $245,000 in interest income as compared to $67,000 for the same period in 2006.  The increase of $178,000 is primarily attributable to an increase in interest earned on our liquid savings account of $167,000 and an increase in interest earned on the Hycroft mine restricted cash account of $11,000 as compared to the same period in 2006.  The increase in interest earned on the liquid savings account is attributable to higher cash balances available to be invested  and the increase in interest earned on the Hycroft mine restricted cash account is due to higher interest rates during the first three months of 2007 as compared to 2006.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Cash used in operations was $179,000 for the three-month period ended March 31, 2007, compared to $278,000 for the same period in 2006.  The decrease of $99,000 is the result of a decrease in the consolidated net loss of $274,000, partially offset by a $156,000 reduction in the allocated expenses from Vista, and changes in working capital items.

Investing activities

Net cash used for investing activities increased to $57,000 for the three-month period ended March 31, 2007, from $17,000 for the same period in 2006.  The increase of $40,000 results from an increase of $30,000 in recoveries from mineral properties and a $11,000 increase in interest earned on restricted cash.

Financing activities

For both periods presented on the consolidated statements of cash flows, cash received from financing activities was the result of intercompany funding from Vista.  Vista provided cash to us to pay for expenditures incurred by us.  The decrease in cash provided was due to a decrease in our quarterly expenditures.

Liquidity and Capital Resources

At March 31, 2007, our total assets were unchanged at $17.3 million.  At March 31, 2007, we had working capital of $152,000 compared to $50,000 at December 31, 2006, representing an increase of $102,000.  This increase relates to an increase in cash balances from year end and a decrease in liabilities.

At March 31, 2007, we had no outstanding debt to banks or financial institutions.

Subsequent Events

On May 10, 2007, pursuant to the terms of the Arrangement Agreement, the parties completed a transaction that resulted in Vista’s transfer of its Nevada-based mining properties and related assets into Allied Nevada, along with cash, and the Pescios’ transfer to Allied Nevada of their interests in certain Nevada-based mining properties and related assets, all pursuant to an arrangement (the “Arrangement”) under the provisions of the Business Corporations Act (Yukon Territory).  Allied Nevada issued 38,933,055 common shares as part of the transaction, of which 12,000,000 were issued to the Pescios as partial consideration for the acquisition of their Nevada mineral assets and 26,933,055 were issued to Vista in accordance with the Arrangement. Concurrently with these transfers, Vista shareholders exchanged, subject to applicable withholding taxes, each of their Vista common shares for (a) one of a newly created class of Vista common shares, and (b) a pro rata portion of (i) the 26,933,055 common shares of Allied Nevada received by Vista as part of the Arrangement less (ii) the 1,529,848 Allied Nevada common shares retained by Vista to facilitate the payment of any taxes payable in respect of the Arrangement.  Accordingly, for each existing common share of Vista that a Vista shareholder owned immediately prior to the effective time of the Arrangement, they will receive, subject to applicable withholding taxes (a) one new share of Vista, (b) 0.794 of an Allied Nevada share, and (c) any payment they are entitled to receive in lieu of a fractional share of Allied Nevada.  The new common shares of Vista and the Allied Nevada common shares began trading on May 10, 2007, on the Toronto Stock Exchange and the American Stock Exchange.

In addition, holders of options to acquire Vista common shares are to exchange their Vista options for options to acquire common shares of Allied Nevada and options to acquire newly created Vista common shares and holders of warrants of Vista are to have their warrants adjusted in accordance with the terms of the warrants.  Under the terms of the Arrangement Agreement, the numbers and exercise prices of the options to acquire Allied Nevada common shares and options to acquire new Vista common shares to be exchanged in connection with the Arrangement, will be determined pursuant to the Arrangement.  Accordingly, this information is not available at the time of filing this Quarterly Report on Form 10-Q.

Also pursuant to the terms of the Arrangement Agreement, Vista transferred $25 million in cash to Allied Nevada in connection with the closing of the Arrangement.  Of this amount, we paid $15 million to the Pescios as partial consideration for the acquisition of their Nevada mineral assets. The remaining $10 million, less costs and expenses or any amounts required to pay amounts owing to Vista will be used to fund exploration and development projects and ongoing commitments

Accordingly, we commenced operations on May 10, 2007 and have begun to conduct our new business of evaluation, acquisition, exploration and advancement of gold exploration and development projects in the state of Nevada.

Uncertainty of Forward-Looking Statements

Certain statements in this document constitute “forward-looking statements”. All statements, other than statements of historical facts, included herein and in press releases and public statements by our officers or representatives, that address activities, events or developments that management of Allied Nevada expects or anticipates will or may occur in the future, are forward-looking statements, including such things as future business strategy, plans and goals, competitive strengths, expansion and growth of our business, estimated completion dates, estimated exploration expenditures, operations, proven or probable reserves, mineralized material, current working capital, cash operating costs, and statements made concerning plans and anticipated effects of the Arrangement.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe” “target”, “budget”, “may”, “schedule” and similar words or expressions identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements, including anticipated consequences of the Arrangement, to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. These factors include, without limitation, risks related to the Arrangement, including the potential lack of adequate liquidity for our common stock, the risks inherent in accurately valuing our common stock, and the risk that Vista may sell Allied Nevada common stock to meet Vista’s Canadian and U.S. withholding or other tax obligations and such sales may negatively impact the trading price of our common stock. As to business-related risks, we face risks relating to our status as a newly formed independent company, including our lack of operating history, the risk that we may lose key personnel or fail to attract and retain personnel, our dependence on outside sources to place our mineral properties into production, the risk that we may experience difficulty in managing our growth, and the potential adverse effect on our business if we fail to comply with the Sarbanes-Oxley Act of 2002. Other business risks include the risk that our acquisition, exploration and property advancement efforts will not be commercially successful, risks relating to fluctuations in the price of gold, the inherently hazardous nature of mining-related activities, uncertainties concerning estimates of reserves and mineralized material, risks relating to intense competition within the mining industry; uncertainty of being able to raise capital on favorable terms or at all; the potential adverse effect of future sales of our common stock on the trading price of our stock, the risk that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval, the risk that our directors may have conflicts of interest through their involvement in other natural resource companies, potential challenges to title in our mineral properties, and potential effects on our operations of U.S. federal and state environmental regulations, as well as those factors discussed in our latest annual report on Form 10-K and other filings with the SEC. For a more detailed discussion of such risks and other important factors that cause actual results to differ materially from those in such forward-looking statements, please see our Annual Report on Form 10-K for the year ended December 31, 2006, under “ Part I — Item 1A. Risk Factors”.  The foregoing section of our 2006 Form 10-K is incorporated in this filing by reference and investors should refer to it.  Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that our forward-looking statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are engaged in the acquisition of gold projects and related activities including exploration engineering, permitting and the preparation of feasibility studies.  The value of our properties is related to gold price and changes in the price of gold could affect our ability to generate revenue from our portfolio of gold projects.

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks.  The gold price fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $636 by December 31, 2006 and was $662 at March 31, 2007 and $684 at April 25, 2007.  The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities.  The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals.  The demand for gold primarily consists of jewelry and investments.  Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand.  While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

Because all exploration operations are in the United States, we are not subject to foreign currency fluctuations.  We do not engage in currency hedging or hold currencies or investments in foreign currencies.

We have no debt outstanding, nor do we have any investment in debt instruments other than highly liquid short-term investments.  Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 4.  CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by the Corporation, including consolidated subsidiaries, in reports that the Corporation files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms.  There has been no change in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of Allied Nevada’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

(a)	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED NEVADA GOLD CORP.
(Registrant)

Date: May 15, 2007	By:	/s/ Scott A. Caldwell
Scott A. Caldwell
President and Chief Executive Officer

Date: May 15, 2007	By:	/s/ Hal D. Kirby
Hal D. Kirby
Vice President and Chief Financial Officer