Form 10-Q
period 2007-06-30
Allied Nevada Gold Corp
filed 2007-08-10
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-33119

ALLIED NEVADA GOLD CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	20-5597115
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9604 Prototype Court
Reno, NV	89521
(Address of principal executive offices)	(Zip Code)

(775) 358-4455

(Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

42,752,680

Common Shares, without par value, outstanding at August 8, 2007

ALLIED NEVADA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended June 30, 2007

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

EXPLANATORY NOTES

Formation of Allied Nevada

Allied Nevada Gold Corp. (“Allied Nevada”) is a newly independent company that commenced operations in May 2007. We were incorporated under the laws of Delaware on September 14, 2006 and until May 10, 2007 we were a wholly-owned subsidiary of Vista Gold Corp. (“Vista”), a corporation incorporated under the laws of the Yukon Territory, Canada.

Allied Nevada commenced operations on May 10, 2007, following Vista’s transfer to us of its Nevada-based mining properties and related assets, along with cash, and the transfer to us by Carl Pescio and Janet Pescio, (together, the “Pescios”) of their interests in certain Nevada mining properties and related assets. These transfers to us were made in exchange for shares of our common stock and cash, pursuant to the terms of an Arrangement and Merger Agreement that Vista and we entered into with the Pescios on September 22, 2006, as amended (the “Arrangement Agreement”) as summarized below. We have now begun to conduct our new business of evaluation, acquisition, exploration and advancement of gold exploration and development projects in the state of Nevada. Before the Arrangement Agreement transactions were completed, we had no properties or property interests, were not yet conducting business operations and had no shareholders other than Vista.

Pursuant to the terms of the Arrangement Agreement, the parties completed the arrangement (which we refer to as the “Arrangement” in this document) under the provisions of the Business Corporations Act (Yukon Territory). Allied Nevada issued 38,933,055 common shares as part of the transaction, of which 12,000,000 were issued to the Pescios as partial consideration for the acquisition of their Nevada mineral assets and 26,933,055 were issued to Vista. Of the Allied Nevada shares issued to Vista, 25,403,207 shares were distributed to shareholders of Vista, less any applicable withholding taxes, and Vista retained approximately 1.5 million shares to facilitate the payment of any taxes payable by Vista in respect of the Arrangement. The new common shares of Vista and the Allied Nevada common shares began trading on May 10, 2007, on the Toronto Stock Exchange and the American Stock Exchange. In addition, holders of options to acquire Vista common shares exchanged their Vista options for options to acquire common shares of Allied Nevada and options to acquire newly created Vista shares.

Also pursuant to the terms of the Arrangement Agreement, Vista transferred $25 million in cash to Allied Nevada in connection with the closing of the Arrangement. Of this amount, Allied Nevada paid $15 million to the Pescios as partial consideration for the acquisition of their Nevada mineral assets. The remaining $10 million, less costs and expenses or any amounts required to pay amounts owing to Vista will be used to fund exploration and development projects and ongoing commitments. Under the Arrangement Agreement, we agreed to use our commercially reasonable efforts to complete an equity financing of no less than $15 million as soon as practical after closing. On July 16, 2007, we met this requirement with the completion of a private placement financing in which we sold and issued a total of 3,696,000 units, each consisting of one share of common stock and one common stock purchase warrant, for total gross proceeds of CDN$17,001,600 or approximately $16.3 million based on the U.S./Canadian dollar exchange rate on the closing date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Private Placement Financing”.

For further information concerning the Arrangement, please see our Annual Report on Form 10-K for the year ended December 31, 2006, under the headings “Item 1. Business – Business Development – Arrangement Agreement” and “Item 5. Market Price for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – The Arrangement – Transaction Mechanics”.

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIED NEVADA GOLD CORP.

(An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets:
Cash and cash equivalents	$8,533	$7
Accounts receivable	232	102
Supplies inventory	75	97
Prepaids and other	256	6

Current assets	9,096	212

Restricted cash - Note 5	5,451	5,320
Mineral properties - Note 6	79,193	8,892
Plant and equipment, net - Note 7	996	997
Reclamation premium costs and other assets - Note 9	1,822	1,882

	87,462	17,091

Total assets	$96,558	$17,303

Liabilities and Shareholders’ Equity:
Accounts payable	$116	$9
Capital lease obligations, current portion	10	10
Accrued liabilities and other	512	143

Current liabilities	638	162

Capital lease obligations, noncurrent portion	18	23
Asset retirement obligation and closure costs - Note 9	4,707	4,663

Total liabilities	5,363	4,848

Parent company’s net investment - Note 8	—	23,381
Common stock - Note 8	39	—
Additional paid-in capital	104,171	—
Deficit accumulated during the exploration stage	(13,015)	(10,926)

Total shareholders’ equity	91,195	12,455

Total liabilities and shareholders’ equity	$96,558	$17,303

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED NEVADA GOLD CORP.

(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

(US dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative during Exploration Stage
	2007	2006	2007	2006
Other Income:
Interest and other income	$161	$113	$405	$181	$1,198
Income earned during exploration stage	—	—	—	—	1,025

Total other income
	$161	$113	$405	$181	$2,223

Costs and expenses:
Property evaluation and holding costs	608	437	868	798	8,935
Corporate administration and investor relations	1,235	202	1,545	459	4,445
Depreciation and amortization	50	49	99	101	966
Asset retirement obligation and closure costs	44	—	44	—	1,092
Gain on disposal of assets	—	—	—	—	(45)
Gain on currency translation	—	—	—	—	(11)
Gain on disposal of marketable securities	—	(4)	(61)	(18)	(144)

Total costs and expenses	$1,937	$684	$2,495	$1,340	$15,238

Net loss	$(1,776)	$(571)	$(2,090)	$(1,159)	$(13,015)

Basic and fully diluted loss per share	$(0.08)		$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED NEVADA GOLD CORP.

(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(US dollars in thousands)

	Three Months Ended June 30,		Six Months ended June 30,		Cumulative during Exploration Stage
	2007	2006	2007	2006
Cash flows from operating activities:
Loss for the period	$(1,776)	$(571)	$(2,090)	$(1,159)	$(13,015)

Adjustments to reconcile loss for the period to cash provided by / (used in) operations:

Depreciation and amortization	50	48	99	97	945
Amortization of reclamation premium costs	30	29	59	59	416
Asset retirement obligation and closure costs, net	44	—	44	—	1,098
Gain on disposal of assets	—	—	—	—	(45)
Allocated expenses from Parent company	14	140	87	370	2,691

Change in operating assets and liabilities:
Accounts receivable	(148)	(74)	(129)	(63)	(53)
Supplies inventory, prepaids and other	(224)	7	(228)	12	(141)
Accounts payable and accrued liabilities and other	508	(9)	476	(28)	384

Net cash used in operating activities	(1,502)	(430)	(1,682)	(712)	(7,720)

Cash flows from investing activities:
Restricted cash - Note 5	(66)	(56)	(130)	(110)	(5,451)
Additions to mineral properties, net of cost recoveries	205	31	216	72	(639)
Acquisition of mineral properties - Note 6	(15,000)	—	(15,000)	—	(20,325)
Additions to plant and equipment	(99)	(3)	(102)	(5)	(1,839)
Proceeds on disposal of plant and equipment	—	—	—	—	212

Net cash used in investing activities	(14,960)	(28)	(15,016)	(43)	(28,042)

Cash flows from financing activities:
Proceeds on issuance of common stock	25,000	—	25,000	—	25,000
Intercompany funding from parent	(95)	427	224	749	18,659

Net cash provided by financing activities	24,905	427	25,224	749	43,659

Net increase/(decrease) in cash and cash equivalents	8,443	(31)	8,526	(6)	7,897

Cash and cash equivalents, beginning of period	90	35	7	10	636

Cash and cash equivalents, end of period	$8,533	$4	$8,533	$4	$8,533

Non-cash transactions:

On May 10, 2007, pursuant to the Arrangement Agreement (as defined herein), Carl and Janet Pescio transferred their interests in certain Nevada mining properties and related assets to Allied Nevada Gold Corp. in exchange for $15,000 and 12.0 million shares of common stock. The issuance of the common shares with a fair value of $55,518 is a non-cash transaction and is described in Note 4 –Arrangement Agreement among the Company, Vista Gold Corp. (“Vista”) and Carl and Janet Pescio.

On May 10, 2007, pursuant to the Arrangement Agreement, Vista transferred $25,000, along with its Nevada-based mining properties and related assets to Allied Nevada Gold Corp. The historical net investment of Vista in its Nevada-based mining properties and related assets was $23,692. In this transaction, Vista was issued 26,933,055 shares of common stock. The exchange of the $23,692 historical net investment is a non-cash transaction and is described in Note 8 – Shareholders’ Equity.

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED NEVADA GOLD CORP.

(An Exploration Stage Enterprise)

Consolidated Statement of Shareholders’ Equity (Unaudited)

(US dollars in thousands)

	Six months ended June 30,
	2007	2006
Common share capital
Balance, January 1,	$—	$—
Shares issued to Vista Gold Corp. for acquisition of mineral interests and cash	27	—
Shares issued to the Pescios for acquisition of mineral interests	12	—

Balance at the end of the period	$39	$—

Additional paid-in capital
Balance, January 1,	$—	$—
Shares issued to Vista Gold Corp. for acquisition of mineral interests and cash	24,973	—
Conversion of Vista Gold Corp.'s net investment into common shares	23,692	—
Shares issued to the Pescios for acquisition of mineral interests	55,506	—

Balance at the end of the period	$104,171	$—

Parent company's (Vista Gold Corp.) net investment
Balance, January 1,	$23,381	$20,099
Intercompany funding from parent	311	2,019
Conversion of Vista Gold Corp.'s net investment into common shares	(23,692)	—

Balance at the end of the period	$—	$22,118

Deficit accumulated during the exploration stage
Balance, January 1,	$(10,925)	$(8,347)
Net loss	(2,090)	(1,159)

Balance at the end of the period	$(13,015)	$(9,506)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the consolidated financial statements (Unaudited)

(Thousands of U.S. Dollars unless specified otherwise)

1.	Basis of presentation

The consolidated interim financial statements of Allied Nevada Gold Corp. (an Exploration Stage Enterprise) and its subsidiaries (collectively, “Allied Nevada” or the “Company”), have been prepared without audit and do not include all of the disclosures required by generally accepted accounting principles generally accepted in the United States. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been made. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. The Company commenced operations as an independent, newly formed entity on May 10, 2007 upon completion of the transactions pursuant to the Arrangement Agreement, prior to which it had been a wholly-owned subsidiary of Vista Gold Corp. (Note 4). Under the continuity of interests basis of accounting, the financial results include the Vista Gold Corp. Nevada Assets for periods prior to May 10, 2007. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Allied Nevada Gold Corp. (“Allied Nevada”) for the year ended December 31, 2006 filed April 13, 2007.

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and follow the same accounting policies and methods of their application as the most recent annual financial statements.

Certain amounts for the three and six months ended June 30, 2006 and at December 31, 2006 have been reclassified to conform with the 2007 presentation.

2.	Nature of operations

Allied Nevada evaluates, acquires, explores and advances gold exploration and potential development projects. As such, the Company is considered an Exploration Stage Enterprise. The Company’s approach to acquisitions of gold projects is to seek projects which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the mineralized material. In addition, the Company will look for opportunities to improve the value of gold projects that the company owns or controls through exploration drilling, and/or introducing technical innovations.

Although the Company has reviewed and is satisfied with the title for all mineral properties in which it has a material interest, there is no guarantee that title to such concessions will not be challenged or impugned.

3.	New accounting pronouncements

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s year ending December 31, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and disclosures.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and disclosures.

4.	Arrangement Agreement among the Company, Vista Gold Corp. and Carl and Janet Pescio

Allied Nevada commenced operations on May 10, 2007, upon the closing of the transactions pursuant to the terms of the Arrangement and Merger Agreement, dated September 22, 2006, as amended (the “Arrangement Agreement”) among Allied Nevada, its then-parent company Vista Gold Corp. (“Vista”) and Carl Pescio and Janet Pescio (the “Pescios”). Pursuant to the Arrangement Agreement, Vista transferred to Allied Nevada its Nevada-based mining

Notes to the consolidated financial statements (Unaudited)

(Thousands of U.S. Dollars unless specified otherwise)

properties and related assets (the “Vista Nevada Assets”), along with cash, and the Pescios transferred to Allied Nevada their interests in certain Nevada mining properties and related assets (the “Pescio Nevada Assets”). These transfers to the Company were made in exchange for shares of Allied Nevada common stock and cash, under the terms of the Arrangement Agreement, all pursuant to an arrangement (the “Arrangement”) under the provisions of the Business Corporations Act (Yukon Territory).

Among other things, pursuant to the Arrangement Agreement:

•

Vista reorganized its business to split the Vista Nevada Assets from its other properties and related assets and ensured that all of the Vista Nevada Assets were held by its wholly-owned subsidiary, Vista Gold Holdings Inc. (“Vista U.S.”) or subsidiaries wholly-owned by Vista U.S.;

•

Vista subsequently transferred all issued and outstanding shares of Vista U.S. and $25,000 to Allied Nevada (less approximately $615 owed to Vista in connection with loans that Vista made to Vista U.S. pursuant to the Arrangement Agreement) in return for the number of shares of Allied Nevada common stock equal to 27,500,000 less the number of Option Shares (as defined in the Plan of Arrangement); and

•

The Pescios transferred their interests the Pescio Nevada Assets to Allied Nevada Gold Holdings LLC, a limited liability company incorporated under the laws of Nevada with Allied Nevada as its sole member, in return for 12,000,000 shares of Allied Nevada common stock and $15,000 from Allied Nevada.

Upon closing of the Arrangement, pursuant to the terms of the Arrangement Agreement, Allied Nevada issued 38,933,055 shares of common stock as part of the transaction, of which 12,000,000 were issued to the Pescios as partial consideration for the acquisition of the Pescio Nevada Assets and 26,933,055 were issued to Vista in accordance with the Arrangement. Of the 26,933,055 Allied Nevada shares issued to Vista, 25,403,207 shares were distributed to shareholders of Vista, less any applicable withholding taxes, and Vista retained approximately 1.5 million shares to facilitate the payment of any taxes payable by Vista in respect of the Arrangement. Holders of Vista options exchanged their options for options to acquire Allied Nevada shares and options to acquire newly created Vista shares.

The accounting for Vista’s transfer to the Company of the Vista Nevada Assets is made on the basis of the continuity of interests basis of accounting whereby the operations are deemed to be a continuation of the Vista Nevada Assets. Accordingly, the assets are transferred to the new entity at their historical carrying values and no accounting gains or losses occur on the transaction.

The acquisition of the Pescio Nevada Assets has been accounted for as a purchase of assets. The total purchase price of the Pescio Nevada Assets was determined as follows:

Cash proceeds paid	$15,000
Fair market value of 12.0 million common shares	55,518

Total purchase price	$70,518

The fair market value of the common shares issued to the Pescios was determined based on the average closing prices of the Company’s common stock during the first five full days of trading on the American and Toronto Stock Exchanges.

The preliminary allocation of the purchase price to individual assets comprising the Pescio Nevada Assets was completed based on the expected values of the exploration properties and the Advanced Minimum Royalties that were transferred to the Company. This allocation resulted in the following allocation of the purchase price to the mineral interests acquired:

Mineral interests, property exploration value	$55,467
Mineral interests, advanced minimum royalties	15,051

Total purchase price	$70,518

The Company plans to complete a detailed review of the expected values of the exploration properties and Advanced Minimum Royalties that were transferred to the Company. This more detailed review may result in changes to the allocation of the purchase price to individual assets comprising the Pescio Nevada Assets.

5.	Restricted cash

In 2003, Hycroft Resources and Development, Inc. (“Hycroft”) entered into an insurance-backed financial assurance program including a mine reclamation policy and a pollution legal liability policy for the Hycroft mine. As part of the

Notes to the consolidated financial statements (Unaudited)

(Thousands of U.S. Dollars unless specified otherwise)

policy, Hycroft paid an insurance premium and put funds in a commutation account used to reimburse reclamation costs and indemnity claims paid by Hycroft. The insurance policy covers reclamation costs in the event Hycroft defaults on payment of its reclamation costs up to an aggregate of $12,000.

The commutation account earns interest at an annual effective rate equal to the one-year constant maturity treasury rate prevailing on the first day of each anniversary year. The balance in the commutation account at June 30, 2007 was $5,451 (2006—$5,320). The Company earned interest of $66 on this restricted cash balance during the three months ended and $130 during the six months ended June 30, 2007.

6.	Mineral properties

	2006	2007
(U.S. dollars in thousands)	December 31, balance	Acquisition costs	Cost recovery	June 30, balance
Maverick Springs	$1,682	$—	$—	$1,682
Mountain View	303	—	—	303
Wildcat	218	—	—	218
Hasbrouck and Three Hills	259	—	—	259
F.W. Lewis, Inc. Properties	2,930	—	(11)	2,919
Hycroft Royalty	3,500	—	—	3,500
Pescio Properties (Note 4)	—	55,466	—	55,466
Pescio Royalties (Note 4)	—	15,051	(205)	14,846

	$8,892	$70,517	$(216)	$79,193

During the three months ended June 30, 2007, the Company has received royalty payments of $205 for mineral properties acquired as part of the Pescio Nevada Assets and also as part of the Vista Nevada Assets (i.e., the F.W. Lewis Inc. properties). These payments are treated as a cost recovery against the asset that was set up with respect to the specific acquisitions. During the first six months of 2007, the Company has received royalty payments of $216 for mineral properties acquired as part of the Pescio Nevada Assets and the Vista Nevada Assets.

The recoverability of the carrying values of the Company’s mineral properties is dependent upon the successful start-up and commercial production from, or sale, or lease, of these properties and upon economic reserves being discovered or developed on the properties. Development and/or start-up of any of these projects will depend, among other things, on management’s ability to raise additional capital for these purposes. Although Vista has been successful in raising such capital in the past and Allied Nevada completed an equity private placement financing in July 2007 (Note 13), there can be no assurance that Allied Nevada will be able to do so in the future.

The Company believes that the fair value of its mineral properties exceeds the carrying value; however, events and circumstances beyond the control of management may mean that a write-down in the carrying values of the Company’s properties may be required in the future as a result of evaluation of gold resources and application of a ceiling test which is based on estimates of gold resources and gold prices.

7.	Plant and equipment

	June 30, 2007			December 31, 2006
(U.S. dollars in thousands)	Cost	Accumulated Depreciation and write-downs	Net	Cost	Accumulated Depreciation and write-downs	Net
Hycroft mine	$11,949	$11,063	$886	$11,949	$10,969	$980
Corporate Office	97	3	94	—	—	—
F.W. Lewis, Inc. Properties	31	15	16	31	14	17

	$12,077	$11,081	$996	$11,980	$10,983	$997

8.	Shareholders’ Equity

Parent Company’s net investment

Until May 10, 2007, the Company was a wholly owned subsidiary of Vista. Prior to that date, all operating, investing, and financing cash requirements of the Company were still being provided by Vista. As a result of the Arrangement Agreement (Note 4), Vista’s net investment in Allied Nevada was converted into a common stock investment at the May 10, 2007 historical cost of the net investment of $23,692.

Notes to the consolidated financial statements (Unaudited)

(Thousands of U.S. Dollars unless specified otherwise)

Common Stock

The authorized share capital of Allied Nevada consists of 100 million shares of common stock with a par value of $0.001 per share.

On May 10, 2007, pursuant to the Arrangement Agreement, Allied Nevada issued 26,933,055 shares of common stock to Vista in exchange for the Vista Nevada Assets and $25,000. The value of the shares issued to Vista was determined based on Vista’s net investment of $23,692 in the Vista Nevada Assets at May 10, 2007 and the $25,000 in accordance with the Arrangement Agreement.

On May 10, 2007, the Company acquired the Pescio Nevada Assets for a cash payment of $15,000 plus the issuance of 12.0 million Allied Nevada shares. The fair value of the common shares issued to the Pescios was $55,518 and was determined based upon the average closing price of the Company’s common shares during the first five full days of trading on the American and Toronto Stock Exchanges.

Preferred stock

The authorized share capital of Allied Nevada includes 10 million shares of undesignated preferred stock with a par value of $0.001 per share. As of June 30, 2007 there are no shares of preferred stock issued or outstanding.

Special Stock Option Plan

The Special Stock Option Plan (the “Special Plan”) governs the grant of stock options (the “Special Options”) to purchase shares of Allied Nevada common stock (the “Shares”), pursuant to the Arrangement. The Special Options were granted to holders of options to purchase common shares of Vista (the “Vista Options”) under Vista’s Stock Option Plan as of the closing of the Arrangement. Under the Special Plan, holders of Vista Options exchanged their Vista Options for: (i) new options to purchase common shares in the capital of Vista and (ii) the Special Options issuable under the Special Plan.

The issuance of the Special Options under the Special Plan were treated as a modification of the original Vista option award and were awarded in accordance with the provisions of the Arrangement Agreement. The exercise prices were determined based on the intrinsic values immediately before the effective date and the relative trading values of the Vista and Allied Nevada after the effective date. The strike prices were calculated so that the total intrinsic value immediately prior to and after the effective date remained unchanged. The vesting periods and the contractual terms were determined based on the vesting periods and contractual terms of each award being modified and in no case would the contractual term exceed 10 years from the grant date.

Effective May 10, 2007, Allied Nevada granted 619,550 Special Options to the participants. These options had a weighted average exercise price of $3.10 and a weighted average contractual term of 1.9 years. Since these awards were a modification of an existing Vista award, Vista is responsible for accounting for any additional expenses in accordance with the accounting guidance and Allied Nevada has not recognized an expense pursuant to the issuance of these options.

9.	Reclamation and remediation obligations

Asset retirement obligations arise from the acquisition, development, construction and normal operation of mining property, plant and equipment, due to government controls and regulations that protect the environment on the closure and reclamation of mining properties. The following table provides a reconciliation of the reclamation and remediation obligations for the following periods:

Notes to the consolidated financial statements (Unaudited)

(Thousands of U.S. Dollars unless specified otherwise)

	As at
	June 30, 2007	December 31, 2006
Balance, January 1,	$4,663	$4,085
Accretion and reclamation expense	44	—
Change in estimates	—	578

Balance at the end of the period	$4,707	$4,663
Less: current portion	—	—

Noncurrent balance	$4,707	$4,663

In 2003, Hycroft Resources and Development, Inc. (“Hycroft”) entered into an insurance-backed financial assurance program including a mine reclamation policy and a pollution legal liability policy for the Hycroft mine. As part of the policy, Hycroft paid an insurance premium and put funds in a commutation account used to reimburse reclamation costs and indemnity claims paid by Hycroft (Note 5). The insurance policy covers reclamation costs in the event Hycroft defaults on payment of its reclamation costs up to an aggregate of $12,000. The insurance premium is being amortized over 14 years and the unamortized reclamation premium cost balance at June 30, 2007 is $1,244 (2006 - $1,304).

On December 31, 2006, the reclamation and closure estimate for the Hycroft mine was revised. This calculation increased the Asset Retirement Obligation and the Asset Retirement Cost asset by $578. The Asset Retirement Cost asset will be amortized over the proven and probable reserves at the Hycroft mine following commencement of commercial production.

10.	Supplemental Balance Sheet Disclosure

The following table presents the balance sheet items that represent greater than 5% of total current assets and total current liabilities:

(Unaudited - U.S. dollars in thousands)	June 30, 2007	December 31, 2006
Prepaids and other current assets
Prepaid insurance	$223	$4
Other prepaids and deposits	33	—
Sales tax deposit	—	2

Total prepaids and other current assets	$256	$6

Accrued liabilities and other
Severance obligation	$77	$73
Accrued electric power	—	14
Accrued property taxes	—	22
Accrued bonus expense	148	—
Accrued vacation expense	18	14
Accrued legal services	128	—
Accrued professional services	36	—
Accrued director fees	90	—
Other accruals	15	—
Accrued supplies	—	20

Total accrued liabilities and other current liabilities	$512	$143

11.	Income Taxes

Beginning January 1, 2007, FIN 48, Accounting for Uncertainty in Income Taxes, became effective and the Company adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized. An entity is required to recognize the best estimate of a tax position if that position is more likely than not to be sustained upon examination, based solely on the technical merits of the position. The Company has determined that the adoption of FIN 48 has had no impact on its consolidated financial statements, except as described below.

Notes to the consolidated financial statements (Unaudited)

(Thousands of U.S. Dollars unless specified otherwise)

On May 10, 2007, the Company completed the Arrangement pursuant to the Arrangement Agreement, as more fully described in Note 4. The Company is currently in the process of completing its due diligence and independent valuations of the assets and liabilities assumed, including any potential items giving rise to a liability under FIN 48. Upon completion of the due diligence and valuation exercise the Company will record additional liabilities, if any, arising from the adoption of FIN 48.

12.	Related party transactions

Pre-Arrangement Loans from Vista

On May 10, 2007, Allied Nevada commenced operations following Vista’s transfer to Allied Nevada of its Nevada-based mining properties and related assets, along with cash, and the transfer to Allied Nevada by Carl Pescio and Janet Pescio of their interests in certain Nevada mining properties and related assets. These transfers to Allied Nevada were made in exchange for shares of Allied Nevada’s common stock and cash, under the terms of an Arrangement and Merger Agreement that Vista and Allied Nevada entered into with the Pescios on September 22, 2006, as amended (the “Arrangement Agreement”) (Note 4).

Prior to the completion of the transaction, the immediate cash needs of the Company were met by loans from Vista pursuant to the Arrangement Agreement, which provided that, prior to the date of completion, Vista could loan money to Vista’s wholly-owned subsidiary, Vista Gold Holdings, Inc. (“Vista U.S.”), which was to hold Vista’s Nevada-based mining properties and related assets immediately prior to their transfer to Allied Nevada, in amounts sufficient to undertake certain activities for the benefit of the business Allied Nevada would operate after the completion of the transaction, including purchase of mineral properties or property interests, payment of amounts necessary to secure the services of a Chief Executive Officer, and purchase of office equipment, software and other miscellaneous items to enable Allied Nevada to commence operations immediately after the completion of the transaction. These loans would bear interest at the rate of 6% per annum and all principal and interest owing by Vista U.S. to Vista in respect of such loans were to be paid in full at the time of completion by Allied Nevada on behalf of Vista U.S. Upon closing of the transaction on May 10, 2007, $615 was paid to Vista Gold conditional on the subsequent review and approval of the expenditures that constituted this balance. The subsequent review of invoices identified $155 of expenditures that were determined to be recoverable from Vista in accordance with the agreement. This balance is included in the accounts receivable balance on the June 30, 2007 Balance Sheet.

Consulting Agreements

On January 26, 2007, Allied Nevada entered into a professional service agreement with Mr. Hal Kirby, who was not a related person at the time but was appointed Vice President and Chief Financial Officer of Allied Nevada on April 16, 2007. Under the professional service agreement, Mr. Kirby provided financial and accounting services including review of accounting systems and documentation under development for Allied Nevada, and meeting with auditors and planning for scope and plans for future audits. The agreement was to expire no later than December 31, 2007, with amounts paid under the agreement not to exceed $50. Pursuant to the professional service agreement, the Company compensated Mr. Kirby at the rate of $1,000 per day (calculated on an hourly rate of $100 per hour) worked plus reimbursement of his reasonable out-of-pocket expenses at cost. Mr. Kirby was paid $22 under the provisions of this contract. This service contract was terminated on April 16, 2007 upon acceptance by Mr. Kirby of the appointment to the position of Vice President and Chief Financial Officer of the Company, and the Company anticipates that it will be replaced by a formal employment agreement that the Company plans to enter into with Mr. Kirby in that capacity.

Prior to April 16, 2007, Scott Caldwell provided services to Allied Nevada under a consulting agreement between Mr. Caldwell and Vista, pursuant to which Mr. Caldwell was paid for consulting services rendered to Allied Nevada at the rate of $1,000 per day (calculated based upon an hourly rate of $125 per hour), in addition to reimbursement, at cost, of any reasonable out-of pocket expenses incurred by Mr. Caldwell in connection with the performance of these consulting services. Mr. Caldwell was not entitled to any bonus payments or other cash or non-cash compensation under his consulting agreement with Vista. This agreement was terminated and replaced, as of April 16, 2007, by a formal employment agreement that we plan to enter into with Mr. Caldwell . Mr. Caldwell was paid $105 under the provisions of this contract, and the Company anticipates that it will be replaced by a formal employment agreement that the Company plans to enter into with Mr. Caldwell in his capacity as President and Chief Executive Officer of Allied Nevada.

Notes to the consolidated financial statements (Unaudited)

(Thousands of U.S. Dollars unless specified otherwise)

Agreements with Carl Pescio

Carl Pescio was elected as a director of Allied Nevada on March 1, 2007. Allied Nevada and Mr. Pescio were among the parties to the Arrangement Agreement (Note 4), pursuant to which, among other things, the Pescios transferred their interests in the Pescio Nevada Assets to Allied Nevada Gold Holdings LLC, a limited liability company incorporated under the laws of Nevada with Allied Nevada as its sole member, in return for 12,000,000 shares of Allied Nevada common stock and $15,000 from Allied Nevada.

Mr. Pescio may pursue ventures with mining properties other than those held by Allied Nevada. As a condition to completion of the Arrangement, Mr. Pescio was required to enter into a non-competition agreement with Vista Gold Corp. and Allied Nevada on terms satisfactory to all parties, acting reasonably. On February 15, 2007, Allied Nevada entered into a non-competition agreement and a professional service agreement with Mr. Pescio. Both agreements have two-year terms. Under the non-competition agreement, Mr. Pescio has agreed that during the agreement term he will not carry on business in the State of Nevada which is similar to or in any way competitive with the Company’s mineral property-related business. Under the professional service agreement, Mr. Pescio is to provide services as directed by the Company including assistance with technical review of exploration programs and assistance with investor relations activities, for which the Company will compensate him at the rate of $1,000 per day worked plus reimbursement of his reasonable out-of-pocket expenses at cost. Carl Pescio was not paid any amount under the terms of this contract during the second quarter.

Appointment of Robert M. Buchan as Executive Chairman

On June 27, 2007, the Board of Directors appointed Robert M. Buchan as Executive Chairman of the Board of Directors. Mr. Buchan has served as a director of the Company since March 1, 2007 and was appointed Chairman of the Board as of April 13, 2007. As Executive Chairman, Mr. Buchan will assist Allied Nevada with its overall growth strategy, including the establishment of appropriate strategic relationships within the institutional investment arena. Mr. Buchan will also assist in identifying and developing strategic alliances and possible merger or other business combination strategies with other mining companies to enhance Allied Nevada’s business and help enhance shareholder value. In his capacity as Executive Chairman, Mr. Buchan will receive (a) annual chairman’s fees of $75,000, (b) 10-year non-qualified stock options in accordance with the Allied Nevada 2007 Stock Option Plan to purchase up to 300,000 shares of the Company’s common stock, with a grant date of July 3, 2007 and (c) 300,000 Restricted Share Units (“RSUs”), with a grant date of July 3, 2007, in accordance with a Restricted Share Unit Plan (the “RSU Plan”) of Allied Nevada. The options have an exercise price per share of $4.35, which was determined in accordance with the Allied Nevada 2007 Stock Option Plan as the closing price of Allied Nevada’s common stock on the grant date. As with option grants under the 2007 Stock Option Plan, all RSU grants will be contingent on stockholder approval of the RSU Plan, which is expected to be sought at Allied Nevada’s first annual meeting of stockholders anticipated to be held in 2008. Mr. Buchan’s options will vest in equal one-third installments over three years, until fully vested on the third anniversary of the grant date. His RSUs would vest in accordance with the same schedule as the options. If the stockholders do not approve the RSU Plan, Mr. Buchan will receive alternative rights to acquire 300,000 shares of Allied Nevada common stock purchased in the market by Allied Nevada through a trustee with vesting terms and other terms equivalent to his RSUs.

13.	Subsequent events

Private Placement Financing

Under the Arrangement Agreement, Allied Nevada agreed to use its commercially reasonable efforts to complete an equity financing of no less than $15,000 as soon as practical after closing of the Arrangement. On July 16, 2007, the Company met this requirement with the completion of a private placement financing in which the Company sold and issued a total of 3,696,000 units for total gross proceeds of CDN$17,001 (the “Offering”), or approximately $16,300 based on the U.S./Canadian dollar exchange rate on the closing date. Net cash proceeds to Allied Nevada were approximately $15,500. Each unit consisted of one share of common stock and one common share purchase warrant. Each warrant will entitle the holder thereof to acquire one share of common stock of Allied Nevada for a period of two years from closing at a price of CDN$5.75 per share.

The warrants have a provision for accelerating their expiry date as follows: if the closing price of Allied Nevada’s common stock exceeds CDN$11.50 for twenty (20) consecutive trading days at any time on the Toronto Stock Exchange, the Company may, by written notice to the warrant holders, accelerate the expiry time of the warrants to the date which is thirty (30) days from delivery of such notice, following which the warrants will be cancelled.

Officers and directors of Allied Nevada subscribed for an aggregate of CDN$6,435 of the Offering, as follows: Robert Buchan, Executive Chairman—CDN$4,002; A. Murray Sinclair, Director—CDN$1,499; Scott A. Caldwell, President Chief Executive Officer and Director—CDN$506; Hal D. Kirby, Vice President and Chief Financial Officer—CDN$230; James M. Doyle, Vice President, Technical Services—CDN$151; and W. Durand Eppler, Director—CDN$46.

Notes to the consolidated financial statements (Unaudited)

(Thousands of U.S. Dollars unless specified otherwise)

In connection with the private placement financing, Allied Nevada paid a cash finder’s fee of CDN$528, being 5% of the gross proceeds raised, to eligible persons that arranged for purchasers (“Finders”). As consideration for its role as Finder in the private placement financing, Quest Securities Corporation (“Quest Securities”), a wholly-owned subsidiary of Quest Capital Corp. (“Quest Capital”) received a cash fee of CDN$109, and warrants to purchase 114,850 units. These warrants are exercisable by Quest Securities for a period of two years at an exercise price of CDN$4.60 per unit. No commissions were paid to Quest Securities with respect to sales of units to directors or officers of Allied Nevada. Robert Buchan, Executive Chairman and a director of Allied Nevada, currently serves as Chairman of Quest Securities as well as Quest Capital and A. Murray Sinclair, an Allied Nevada director, serves as a Managing Director of Quest Capital. In addition, each holds an equity interest in Quest Capital and, as a result, benefited from this transaction to the extent of their interests in Quest Capital. This transaction was entered into solely for the benefit of Allied Nevada, and was not intended to provide Messrs. Buchan and Sinclair with compensation in lieu of salary or other compensation described herein. The Company believes that this finder compensation was on terms at least as favorable as would have been available from unaffiliated third parties.

The other Finder in the private placement financing was Global Resource Investments Ltd. (“Global Resource”) which received a cash finder’s fee of CDN$419. The General Partner of Global Resource is Rule Investments, Inc. (“Rule Investments”). The Rule Family Trust u/d/t 12/17/98 (the “Rule Trust”) owns 100% of Rule Investments. Arthur Richards Rule is co-Trustee of the Rule Trust. Mr. Rule and the Trust are indirect beneficial owners of 2,925,340 shares of Allied Nevada common stock owned by Exploration Capital Partners 2000 Limited Partnership (“Exploration Capital 2000”) and by Exploration Capital Partners 2006 Limited Partnership, representing a beneficial ownership interest of 6.7%. However, this ownership includes 1,631,200 shares (including 815,600 share purchase warrants) acquired by Exploration Capital 2000 in connection with the private placement financing. Prior to the financing, Mr. Rule and the Rule Trust were indirect beneficial owners of 1,294,140 shares of Allied Nevada common stock, representing only approximately 3.3% of the common stock then outstanding. Accordingly, Global Resource would not have been a related party to Allied Nevada prior to the financing, but this disclosure is included for purposes of completeness. The Company believes that the finder compensation for Global Resource was on terms at least as favorable as would have been available from unaffiliated third parties.

Pursuant to the terms of the Subscription Agreements entered into with each subscriber of the Offering, the Company agreed to register for resale, under the Securities Act of 1933, as amended, (i) the 3,696,000 shares of common stock issued in the private placement financing, and, thereafter (ii) the shares of common stock issuable upon exercise of the warrants. This second registration statement is to be filed by the Company within 180 days of the date on which the Securities and Exchange Commission (the ”SEC”) declared effective the registration statement with respect to the shares of common stock underlying the units. On July 27, 2007, the Company filed with the SEC a registration statement on Form S-1 to register for resale the shares of common stock underlying the units as well as 4,200,000 of the shares that had been issued to the Pescios in connection with the Arrangement. This registration statement was declared effective by the SEC on August 7, 2007. The Company also plans to register the shares of common stock underlying the units issuable upon exercise of the Finder Warrants, including shares issuable upon exercise of the warrant component thereof.

The proceeds from the private placement financing will be used for the continued exploration and development of the Company’s Hycroft Mine property located in Nevada, as well as for working capital and other general purposes.

Sierra Partners Consulting Agreement

On July 2, 2007, Allied Nevada entered into an Investor Relations Services Agreement with Sierra Partners II LLC (“Sierra”) to assist Allied Nevada with the development and initiation of an investor relations program and to provide consulting and advisory services regarding the North American investor market. During the six month term of the Agreement, Sierra will receive a monthly retainer of $15 and has been granted an option to purchase 45,000 shares of Allied Nevada common stock in accordance with the Allied Nevada Stock Option Plan. This option has a 10-year term and an exercise price per share of $4.35, which was determined in accordance with the Allied Nevada Stock Option Plan as the closing price of Allied Nevada’s common stock on the grant date of July 3, 2007. The option will vest on December 31, 2007, the conclusion of the Agreement term. This stock option grant is contingent on stockholder approval of the Allied Nevada Stock Option Plan, which is expected to be sought at Allied Nevada’s first annual meeting of stockholders anticipated to be held in 2008. W. Durand Eppler, an Allied Nevada director, currently serves as President of, and is a partner of, Sierra and, as a result, will benefit from this transaction to the extent of his interest in Sierra.

Notes to the consolidated financial statements (Unaudited)

(Thousands of U.S. Dollars unless specified otherwise)

Option Grants under the Allied Nevada Stock Option Plan

On June 27, 2007, the Board of Directors authorized grants of options under the Company’s 2007 Stock Option Plan for each non-employee member of the Board of Directors (including the three newly-appointed directors, being John W. Ivany, D. Bruce Sinclair, and Robert G. Wardell) and grants of options for Scott Caldwell, President and Chief Executive Officer, Hal Kirby, Vice President and Chief Financial Officer and Mike Doyle, Vice President, Technical Services. Each non-employee director received an option to purchase 100,000 shares, and Messrs. Caldwell, Kirby and Doyle received options to purchase, respectively, 800,000, 400,000 and 150,000 shares. The grant date was July 3, 2007, and the exercise price of the options was $4.35, being the closing price of the Company’s common stock on the American Stock Exchange on the grant date pursuant to the terms of the 2007 Stock Option Plan. In all cases, these would be 10-year non-qualified options under the 2007 Stock Option Plan, to vest in equal one-third installments over three years, until fully vested on the third anniversary of the grant date. All of the foregoing grants are contingent on stockholder approval of the 2007 Stock Option Plan, which is expected to be sought at the Company’s first annual meeting of stockholders anticipated to be held in 2008.

Amendment to 2007 Stock Option Plan

On July 27, 2007, the Board of Directors adopted, subject to stockholder and regulatory approval, an amendment to the Allied Nevada 2007 Stock Option Plan to, among other things, increase the number of shares of the Company’s common stock available for grants under the 2007 Stock Option Plan by 1,200,000, for an aggregate of 4,200,000 shares. Stock option grants under the 2007 Stock Option Plan are contingent on stockholder approval of the Plan, which is expected to be sought at the Company’s first annual meeting of stockholders anticipated to be held in 2008.

Adoption of Restricted Share Plan

On July 27, 2007, the Board of Directors adopted, subject to stockholder and regulatory approval, the Company’s Restricted Share Plan (the “RSU Plan”). The RSU Plan carries an effective date of July 3, 2007. As with the 2007 Stock Option Plan, grants under the RSU Plan are contingent on stockholder approval of the RSU Plan, which is expected to be sought at the Company’s first annual meeting of stockholders anticipated to be held in 2008. An RSU is granted subject to a restricted period (“Restricted Period”) as determined by the Compensation Committee upon grant. An RSU is exercised automatically and a share of Allied Nevada common stock is issued for no additional consideration on the later of: (i) the end of a Restricted Period; and (ii) in the case of Canadian residents, a date determined by the eligible participant that is after the Restricted Period and before a participant’s retirement date or termination date (a “Deferred Payment Date”). Participants who reside in Canada seeking to set a Deferred Payment Date must give the Company at least 60 days notice prior to the expiration of the Restricted Period in order to effect such change.

The maximum number of shares of common stock issuable under the RSU Plan is currently set at 1,200,000. The maximum number of shares of common stock issuable at any time to insiders pursuant to the RSU Plan and all other compensation arrangements of the Company is 10% of the total number of shares of Allied Nevada common stock then outstanding. The maximum number of shares issued to insiders pursuant to the RSU Plan and all other compensation arrangements of the Company, within a one-year period, is limited to 10% of the total number of shares of the Company’s common stock then outstanding. The maximum number of shares issuable to any one insider and such insider’s associates pursuant to the RSU Plan, within a one-year year period, is limited to 5% of the total number of shares of the Company’s common stock then outstanding. The maximum number of shares of the Company’s common stock reserved for issuance to any one person under the RSU Plan is limited to 5% of the total number of shares of common stock then outstanding.

In the event of a participant’s retirement or termination during a Restricted Period, any RSU automatically terminates, unless otherwise determined by the Compensation Committee. In the event of the retirement or termination after the Restricted Period and prior to any Deferred Payment Date, any RSU’s shall be immediately exercised without any further action by the participant and the Company shall issue shares. In the event of death or disability, such RSUs shall be immediately exercised.

The RSUs are not assignable. The RSU Plan provides that in the event of a change of control, all RSUs are exercised immediately, notwithstanding the Restriction Period and any applicable Deferred Payment Date.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(U.S. dollars in thousands, unless specified otherwise)

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Allied Nevada Gold Corp. (“Allied Nevada”) for the three months and six months ended June 30, 2007 has been prepared based on information available to us as of August 8, 2007. MD&A should be read in conjunction with the consolidated financial statements of the Company for the three years ended December 31, 2006 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Results of Operations

The Company had a consolidated net loss for the three-month period ended June 30, 2007, of $1,776 compared to a consolidated net loss of $571 for the same period in 2006. The increase in the consolidated net loss of $1,205 from the prior year is largely due to an increase of $171 in exploration, property evaluation and holding costs and an increase of $1,033 in corporate administration and investor relations costs.

For the six-month period ended June 30, 2007, the Company had a consolidated net loss of $2,090 compared to $1,159 for the same period in 2006. The increase in the consolidated net loss of $931 is largely due to an increase of $70 in exploration, property evaluation and holding costs and an increase of $1,086 in corporate administration and investor relations costs partially offset by an increase of $224 in interest and other income.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased to $608 during the three-month period ended June 30, 2007, as compared with $437 for the same period in 2006. Exploration, property evaluation and holding costs increased to $868 during the six-month period ended June 30, 2007, as compared with $798 for the same period in 2006. The principal variances from the comparative periods in 2006 are as follows:

•	In the second quarter of 2007, we expensed $176 of costs related to exploration activities at the Hycroft mine. The work included the following activities:

•

A single reverse circulation drill was completed to a depth of approximately 900 feet. The hole encountered sulphide mineralization along most of its length and assays were obtained from and independent assay lab.

•	Surface mineral samples were collected and assayed for gold and silver in order to identify future drill-hole targets.

•	Geologic field work utilizing gravimetric and induced polarization techniques were employed to identify future drill-hole targets.

•	Geological mapping and aerial survey mapping were completed during the quarter.

There was no comparable work completed in 2006.

•	Approximately 400 additional claims were staked at Hycroft. The cost of staking and registering these claims was $89.

•

On May 10, 2007, upon completion of the Arrangement pursuant to the Arrangement Agreement among the Company, Vista Gold Corp. (“Vista”) and Carl and Janet Pescio (the “Pescios”), Allied Nevada began operating as a newly independent company and our common stock began trading on the American and Toronto Stock Exchanges. Operating as a separate company required Allied Nevada to employ its own exploration geologists in the corporate office in 2007, while in 2006 we were allocated a portion of the Vista corporate expenses under the application of the continuity of interests method of accounting. In the second quarter of 2007, the additional costs of these exploration administration costs were $25.

•

The cost of maintaining the Hycroft mine site on care and maintenance were $139 lower for the three-month period and $134 in the six-month period in 2007 when compared to the same period in 2006, due to reduced solution management requirements. The site during care and maintenance has been evaporating solution to reduce the pad solution inventory. The reduction in cost reflects both the success of the evaporation program and benefit of a very dry winter.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $1,235 during the three-month period ended June 30, 2007, compared to $202 for the same period in 2006. Corporate administration and investor relations costs increased to $1,545 during the six-month period ended June 30, 2007, compared to $459 for the same period in 2006. The increase of $1,033 for the three-month period and $1,086 for the six-month period can be attributed to a number of factors:

•

In order to start our operations as a newly independent, publicly traded entity, there were a number of administrative and set-up costs incurred in order to set-up legal structures and to develop the necessary accounting and business systems. These one-time costs were incurred during the second quarter and amounted to $275.

•	In order to list the stock of Allied Nevada, initial listing fees of $280 were paid to both the American and Toronto Stock Exchanges.

•

In the second quarter of 2007, we incurred two months of other direct general and administrative expenses (“G&A”) totaling $680 and were allocated 30.3% of Vista’s G&A expenses for one month totaling $73. In 2006, we were allocated 32% of Vista’s G&A expenses for three months totaling $202. The change in the total Vista G&A expenses between the years results primarily from the hiring of additional staff in the Denver office of Vista, additional stock based-compensation costs, and additional G&A expenses related to work related to the Arrangement. The allocation of G&A expenses by Vista was done based on the relative values of the mineral interests between the Vista Nevada Assets and the properties that were to remain in Vista subsequent to the Arrangement. In addition to these allocation differences, there are additional costs involved in establishing many of the functions in a new company that are not comparable to a prorated allocation of general and administrative costs of Vista. As an example, there are now two Chief Executive Officers and two Chief Financial Officers where the allocation of cost method would suggest that the two entities would effectively share one Chief Executive Officer and Chief Financial Officer. These various factors account for the remaining variance in general and administrative costs between 2007 and 2006.

Depreciation and amortization

Depreciation and amortization expense remained virtually unchanged at $50 during the three-month period ended June 30, 2007, compared to $49 for the same period in 2006. During the six-month period ended June 30, 2007, depreciation and amortization expense was virtually unchanged at $99 in 2007 compared to $101 in 2006.

Asset retirement obligation and closure costs

During the second quarter of 2007, the Company had accretion expense of $44 compared to no charge in 2006. The accretion expense in 2007 is based on the risk-free credit adjusted rate of 7.5% used to calculate the asset retirement obligation and the opening asset retirement obligation of $4,663.

Other income and expense

Interest income

During the three months ended June 30, 2007 we realized $161 in interest income as compared to $113 for the same period in 2006. The increase of $48 is primarily attributable to an increase in interest earned on our liquid savings account of $37 and an increase in interest earned on the Hycroft mine restricted cash account of $11 as compared to the same period in 2006. The increase in interest earned on the liquid savings account is attributable to higher cash balances available to be invested and the increase in interest earned on the Hycroft mine restricted cash account is due to higher interest rates during the three months ended June 30, 2007 as compared to the same period in 2006.

During the six months ended June 30, 2007, we realized $405 in interest income as compared to $181 for the same period in 2006. The increase of $224 is attributable to an increase in interest earned on our liquid savings accounts of $203 and an increase in interest earned on the Hycroft mine restricted cash account of $21. The increase in interest earned on the liquid savings account is attributable to higher cash balances available to be invested and the increase in interest earned on the Hycroft mine restricted cash account is due to higher interest rates during the three months ended June 30, 2007 as compared to the same period in 2006.

Financial Position, Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities was $1,502 for the three-month period ended June 30, 2007, compared to $430 for the same period in 2006. Cash used in operations was $1,682 for the six-month period ended June 30, 2007, compared to $712 for the same period in 2006. The decrease of $1,072 for the three-month period and $970 for the six-month period can be explained by a number of factors:

•

The increase in the consolidated net loss of $1,205 for the three-month period and $931 for the six-month period increased the cash used in operations. As discussed in prior sections, this increased net loss is primarily the result of the increased exploration costs and the costs of starting a new public entity.

•

During the three-month period, there was a $126 reduction in the allocated expenses from Vista that increased the cash used in operations. During the six-month period ending June 30, the reduction was $283.

•

During the three-month period, there was a $212 decrease in non-cash working capital compared to the same quarter in 2006. For the six-month period ending June 30, there was a decrease of $198. This reduction relates primarily to the need to set up accruals on the Company’s accounts for items that under the continuity of interests method of accounting would be carried entirely on Vista’s accounts in 2006. This decrease in non-cash working capital decreased the cash used in operations.

Investing activities

Net cash used for investing activities increased to $14,960 for the three-month period ended June 30, 2007, from $28 for the same period in 2006. Net cash used for investing activities increased to $15,016 for the six-month period ended June 30, 2007, from $43 for the same period in 2006. The increase of $14,932 for the three-month period and $14,973 for the six-month period results from the following factors:

•

As discussed in the note 4 of the accompanying financial statements, the Company acquired the Pescio Nevada Assets in exchange for $15,000 in cash and 12.0 million shares. There were no cash payments made during the three or six months ended June 30, 2006.

•

Many of the property interests comprising the Pescio Nevada Assets are subject to agreements requiring the property holders to pay advanced minimum royalties which, as described in the note 4 to the financial statements, were recorded as an asset at the value expected to be realized from the royalty stream. This resulted in additional royalty payments that were treated as recoveries of the asset that was acquired in the Arrangement. This is the primary reason behind the $174 reduction for the three-month period and the $46 reduction for the six-month period in the cash used in investing activities.

•

We started operations as a newly independent business on May 10, 2007 upon completion of the Arrangement pursuant to the Arrangement Agreement. As a new entity, there were a number of assets that needed to be purchased in order to start conducting independent business operations. During the second quarter of 2007, the Company acquired a vehicle, a computer server, accounting software, and additional computers and office technology in order to conduct business operations. The total spending in the quarter amounted to $99 and increased the cash used in investing activities.

Financing activities

The net cash provided by financing activities was $24,905 in the second quarter of 2007 compared to $427 in the same period in 2006. The net cash provided by financing activities was $25,224 in the second quarter of 2007 compared to $749 in the same period in 2006. This $24,478 increase for the three-month period and the $24,475 increase for the six-month period in cash provided by financing activities was the result of two factors;

•

Pursuant to the Arrangement Agreement, Vista paid $25,000 to Allied Nevada, of which $15,000 was paid to the Pescios as partial consideration for the Pescio Nevada Assets. The remaining $10,000, less costs and expenses and amounts required to pay amounts owing to Vista pursuant to the Arrangement Agreement, is being used to fund our exploration and development projects and ongoing commitments.

•

During the current quarter, Vista reduced its intercompany funding of Allied Nevada by $522 for the three-month period and $525 for the six-month period. The reduction in funding resulted because the transaction closed in the middle of the quarter in 2007 and Vista funded an entire quarter in 2006 and Vista minimized the cash assets held for the Hycroft mine in anticipation of the closing of the Arrangement.

Liquidity and Capital Resources

At June 30, 2007, our total assets increased to $96,558 from $17,303 at December 31, 2006 as a result of the closing of the Arrangement, which resulted in among other things, Vista’s payment to Allied Nevada of $25,000, of which $15,000 was paid to the Pescios as partial consideration for the Pescio Nevada Assets. The remaining $10,000, less costs and expenses and amounts required to pay amounts owing to Vista pursuant to the Arrangement Agreement, is being used to fund our exploration and development projects and ongoing commitments.

At June 30, 2007, we had working capital of $8,458 compared to $50 at December 31, 2006, representing an increase of $8,408. This increase is primarily related to an $8,526 increase in cash and cash equivalents as explained in the previous sections discussing cash used in operating activities, cash used in investing activities, and cash provided by financing activities. Other non-cash current asset items increased by $358 as a result of the Company setting up our own prepaid insurance accounts and an accounts receivable balance from Vista. Current liabilities increased by $476 since December 31, 2006 as we recognized our own accruals related to vacation pay, bonus, director fees, and accrued legal fees related to commencement of our independent business operations, and fees in connection with the private placement that we completed on July 16, 2007 (see financial statements Note 13 – Subsequent Events).

At June 30, 2007, we had no outstanding debt to banks or financial institutions.

Contractual obligations

Eleven of the properties comprising the Pescio Nevada Assets had been sold to Mill City Gold Corp. (“Mill City”) in accordance with a purchase agreement. Mill City optioned nine of these properties to Minterra Resource Corp. (“Minterra”). Minterra has the right to earn a 60% interest in the nine properties by incurring an aggregate of $5,000 of exploration and development expenditures on the properties over five years, completing a minimum of 100,000 feet of drilling, and making certain cash reimbursements and issuing shares of common stock to Mill City. Allied Nevada will continue to receive advance royalty cash payments credited against a 3% NSR, of which 1% can be purchased prior to the start of production for $1,000. In 2005, the Pescios agreed that their right to receive cash payments would cease if the Minterra option agreement is terminated and will remain suspended until the property is re-optioned. Minterra has informed Mill City and Allied Nevada of their intention to terminate the option agreement. Mill City is seeking alternative partners at this time.

The Pescios were parties to the agreement dated November 7, 2002 with Atna Resources Ltd. and Atna Resources, Inc. (“Atna”) in accordance with which the Pescios granted to Atna the option to acquire 100% of the Beowave property subject to the obligation to pay a mineral production royalty equal to 3% NSR from the production of minerals from the property and to pay AMR payments of $75,000 on or before November 6, 2006, and $100,000 on or before November 6, 2007 and on or before November 6 of each subsequent year. Atna has informed Allied Nevada, successor in interest to the Pescios, of its intention to return the property to Allied Nevada, and is not proceeding with the agreement.

During the quarter, the Company entered into lease agreements on office space in Toronto and Reno. The Toronto office space was rented under a one year lease at a rent of CDN$1,500 per month ending on June 30, 2008. The Company entered into a one year renewable lease which expires on May 31, 2008 for an exploration office in Reno for an amount of $1,425 per month. The Company entered into a sublease for office space for the corporate office in Reno with monthly lease payments of $6,064 and a lease term that ends on November 25, 2009.

Steffen Robertson and Kirsten (U.S.), Inc. (“SRK”) has been placed on retainer and we have entered into an engineering contract with SRK, pursuant to which they are to assist in the evaluation and permitting of the Hycroft mine. The retainer for SRK was $15 and the contract provides for three phases. The first phase is being executed by SRK Reno which includes the evaluation of current mine permit status, gap analysis and strategy for site permitting. The estimated cost for the first phase is $35. The second phase, being handled by SRK Denver, includes reviewing the 2006 resource estimate and updating the 2006 MDA feasibility cost estimate. The second phase of the contract will cost approximately $71. The third phase of the evaluation is to monitor drilling, assaying and complete an end of year resource estimate at an estimated cost of $35. The total cost of the SRK contract is approximately $105.

Outlook

The Company intends to aggressively evaluate the mineral potential of several of the land positions in our portfolio during the second half of 2007. These activities include but are not limited to the following:

•	Evaluate the economic viability of re-commissioning the Hycroft Mine.

•	Continue geophysics and induced polarization work at in and around the Hycroft Mine in order to identify future exploration targets.

•

Mobilize exploration drill rigs at Hycroft in the third quarter of 2007. These exploration drill rigs will work on exploration programs designed to evaluate the sulfide and oxide mineral potential in and around the existing Hycroft Mine and infrastructure.

•	Begin exploration field work and exploration drilling on the Wildcat exploration target during the third quarter of 2007.

•	Expand the land position at our Contact property in Northeastern Nevada from our existing land holdings.

•	Conduct initial exploration field work to prioritize properties from highest to lowest geologic potential, based upon management’s interpretation of the property’s geologic potential.

•	Gain an understanding of our various joint venture business partners work programs and assessments on those properties that have been optioned to others.

•	Continue to expand infrastructure required to operate as a publicly traded company. The activities planned for the year are as follows:

•	Complete initial staffing needs at head office and the Hycroft Property. Total number of employees is estimated to be approximately 10 by year-end.

•	Continue the development of those business systems required to operate in an efficient manner. These systems included accounting, finance and land monitor systems.

•	Refine those systems required to manage the Human Resource function in an efficient manner.

Subsequent Events

Private Placement Financing

Under the Arrangement Agreement, Allied Nevada agreed to use its commercially reasonable efforts to complete an equity financing of no less than $15,000 as soon as practical after closing of the Arrangement. On July 16, 2007, the Company met this requirement with the completion of a private placement financing in which the Company sold and issued a total of 3,696,000 units for total gross proceeds of CDN$17,001 (the “Offering”), or approximately $16,300 based on the U.S./Canadian dollar exchange rate on the closing date. Net cash proceeds to Allied Nevada were approximately $15,500. Each unit consisted of one share of common stock and one common share purchase warrant. Each warrant will entitle the holder thereof to acquire one share of common stock of Allied Nevada for a period of two years from closing at a price of CDN$5.75 per share.

The warrants have a provision for accelerating their expiry date as follows: if the closing price of Allied Nevada’s common stock exceeds CDN$11.50 for twenty (20) consecutive trading days at any time on the Toronto Stock Exchange, the Company may, by written notice to the warrant holders, accelerate the expiry time of the warrants to the date which is thirty (30) days from delivery of such notice, following which the warrants will be cancelled.

Officers and directors of Allied Nevada subscribed for an aggregate of CDN$6,435 of the Offering, as follows: Robert Buchan, Executive Chairman—CDN$4,002; A. Murray Sinclair, Director—CDN$1,499; Scott A. Caldwell, President Chief Executive Officer and Director—CDN$506; Hal D. Kirby, Vice President and Chief Financial Officer—CDN$230; James M. Doyle, Vice President, Technical Services—CDN$151; and W. Durand Eppler, Director—CDN$46.

In connection with the private placement financing, Allied Nevada paid a cash finder’s fee of CDN$528, being 5% of the gross proceeds raised, to eligible persons that arranged for purchasers (“Finders”). As consideration for its role as Finder in the private placement financing, Quest Securities Corporation (“Quest Securities”), a wholly-owned subsidiary of Quest Capital Corp. (“Quest Capital”) received a cash fee of CDN$109, and warrants to purchase 114,850 units. These warrants are exercisable by Quest Securities for a period of two years at an exercise price of CDN$4.60 per unit. No commissions were paid to Quest Securities with respect to sales of units to directors or officers of Allied Nevada. Robert Buchan, Executive Chairman and a director of Allied Nevada, currently serves as Chairman of Quest Securities as well as Quest Capital and A. Murray Sinclair, an Allied Nevada director, serves as a Managing Director of Quest Capital. In addition, each holds an equity interest in Quest Capital and, as a result, benefited from this transaction to the extent of their interests in Quest Capital. This transaction was entered into solely for the benefit of Allied Nevada, and was not intended to provide Messrs. Buchan and Sinclair with compensation in lieu of salary or other compensation described herein. We believe that this finder compensation was on terms at least as favorable as would have been available from unaffiliated third parties.

The other Finder in the private placement financing was Global Resource Investments Ltd. (“Global Resource”) which received a cash finder’s fee of CDN$419. The General Partner of Global Resource is Rule Investments, Inc. (“Rule Investments”). The Rule Family Trust u/d/t 12/17/98 (the “Rule Trust”) owns 100% of Rule Investments. Arthur Richards Rule is co-Trustee of the Rule Trust. Mr. Rule and the Trust are indirect beneficial owners of 2,925,340 shares of Allied Nevada common stock owned by Exploration Capital Partners 2000 Limited Partnership (“Exploration Capital 2000”) and by Exploration Capital Partners 2006 Limited Partnership, representing a beneficial ownership interest of 6.7%. However, this ownership includes 1,631,200 shares (including 815,600 share purchase warrants) acquired by Exploration Capital 2000 in connection with the private placement financing. Prior to the financing, Mr. Rule and the Rule Trust were indirect beneficial owners of 1,294,140 shares of Allied Nevada common stock, representing only approximately 3.3% of the common stock then outstanding. Accordingly, Global Resource would not have been a related party to Allied Nevada prior to the financing, but this disclosure is included for purposes of completeness. We believe that the finder compensation for Global Resource was on terms at least as favorable as would have been available from unaffiliated third parties.

Pursuant to the terms of the Subscription Agreements entered into with each subscriber of the Offering, the Company agreed to register for resale, under the Securities Act of 1933, as amended, (i) the 3,696,000 shares of common stock issued in the private placement financing, and, thereafter (ii) the shares of common stock issuable upon exercise of the warrants. This second registration statement is to be filed by the Company within 180 days of the date on which the Securities and Exchange Commission (the ”SEC”) declared effective the registration statement with respect to the shares of common stock underlying the units. On July 27, 2007, the Company filed with the SEC a registration statement on Form S-1 to register for resale the shares of common stock underlying the units as well as 4,200,000 of the shares that had been issued to the Pescios in connection with the Arrangement. This registration statement was declared effective by the SEC on August 7, 2007. The Company also plans to register the shares of common stock underlying the units issuable upon exercise of the Finder Warrants, including shares issuable upon exercise of the warrant component thereof.

The proceeds from the private placement financing will be used for the continued exploration and development of the Company’s Hycroft Mine property located in Nevada, as well as for working capital and other general purposes.

Sierra Partners Consulting Agreement

On July 2, 2007, Allied Nevada entered into an Investor Relations Services Agreement with Sierra Partners II LLC (“Sierra”) to assist Allied Nevada with the development and initiation of an investor relations program and to provide consulting and advisory services regarding the North American investor market. During the six month term of the Agreement, Sierra will receive a monthly retainer of $15 and has been granted an option to purchase 45,000 shares of Allied Nevada common stock in accordance with the Allied Nevada Stock Option Plan. This option has a 10-year term and an exercise price per share of $4.35, which was determined in accordance with the Allied Nevada Stock Option Plan as the closing price of Allied Nevada’s common stock on the grant date of July 3, 2007. The option will vest on December 31, 2007, the conclusion of the Agreement term. This stock option grant is contingent on stockholder approval of the Allied Nevada Stock Option Plan, which is expected to be sought at Allied Nevada’s first annual meeting of stockholders anticipated to be held in 2008. W. Durand Eppler, an Allied Nevada director, currently serves as President of, and is a partner of, Sierra and, as a result, will benefit from this transaction to the extent of his interest in Sierra.

Option Grants under the Allied Nevada Stock Option Plan

On June 27, 2007, the Board of Directors authorized grants of options under the Company’s 2007 Stock Option Plan for each non-employee member of the Board of Directors (including the three newly-appointed directors, being John W. Ivany, D. Bruce Sinclair, and Robert G. Wardell) and grants of options for Scott Caldwell, President and Chief Executive Officer, Hal Kirby, Vice President and Chief Financial Officer and Mike Doyle, Vice President, Technical Services. Each non-employee director received an option to purchase 100,000 shares, and Messrs. Caldwell, Kirby and Doyle received options to purchase, respectively, 800,000, 400,000 and 150,000 shares. The grant date was July 3, 2007, and the exercise price of the options was $4.35, being the closing price of the Company’s common stock on the American Stock Exchange on the grant date pursuant to the terms of the 2007 Stock Option Plan. In all cases, these would be 10-year non-qualified options under the 2007 Stock Option Plan, to vest in equal one-third installments over three years, until fully vested on the third anniversary of the grant date. All of the foregoing grants are contingent on stockholder approval of the 2007 Stock Option Plan, which is expected to be sought at the Company’s first annual meeting of stockholders anticipated to be held in 2008.

Amendment to 2007 Stock Option Plan

On July 27, 2007, the Board of Directors adopted, subject to stockholder and regulatory approval, an amendment to the Allied Nevada 2007 Stock Option Plan to, among other things, increase the number of shares of the Company’s common stock available for grants under the 2007 Stock Option Plan by 1,200,000, for an aggregate of 4,200,000 shares. Stock option grants under the 2007 Stock Option Plan are contingent on stockholder approval of the Plan, which is expected to be sought at the Company’s first annual meeting of stockholders anticipated to be held in 2008.

Adoption of Restricted Share Plan

On July 27, 2007, the Board of Directors adopted, subject to stockholder and regulatory approval, the Company’s Restricted Share Plan (the “RSU Plan”). The RSU Plan carries an effective date of July 3, 2007. As with the 2007 Stock Option Plan, grants under the RSU Plan are contingent on stockholder approval of the RSU Plan, which is expected to be sought at the Company’s first annual meeting of stockholders anticipated to be held in 2008. An RSU is granted subject to a restricted period (“Restricted Period”) as determined by the Compensation Committee upon grant. An RSU is exercised automatically and a share of Allied Nevada common stock is issued for no additional consideration on the later of: (i) the end of a Restricted Period; and (ii) in the case of Canadian residents, a date determined by the eligible participant that is after the Restricted Period and before a participant’s retirement date or termination date (a “Deferred Payment Date”). Participants who reside in Canada seeking to set a Deferred Payment Date must give the Company at least 60 days notice prior to the expiration of the Restricted Period in order to effect such change.

The maximum number of shares of common stock issuable under the RSU Plan is currently set at 1,200,000. The maximum number of shares of common stock issuable at any time to insiders pursuant to the RSU Plan and all other compensation arrangements of the Company is 10% of the total number of shares of Allied Nevada common stock then outstanding. The maximum number of shares issued to insiders pursuant to the RSU Plan and all other compensation arrangements of the Company, within a one-year period, is limited to 10% of the total number of shares of the Company’s common stock then outstanding. The maximum number of shares issuable to any one insider and such insider’s associates pursuant to the RSU Plan, within a one-year year period, is limited to 5% of the total number of shares of the Company’s common stock then outstanding. The maximum number of shares of the Company’s common stock reserved for issuance to any one person under the RSU Plan is limited to 5% of the total number of shares of common stock then outstanding.

In the event of a participant’s retirement or termination during a Restricted Period, any RSU automatically terminates, unless otherwise determined by the Compensation Committee. In the event of the retirement or termination after the Restricted Period and prior to any Deferred Payment Date, any RSU’s shall be immediately exercised without any further action by the participant and the Company shall issue shares. In the event of death or disability, such RSUs shall be immediately exercised.

The RSUs are not assignable. The RSU Plan provides that in the event of a change of control, all RSUs are exercised immediately, notwithstanding the Restriction Period and any applicable Deferred Payment Date.

Note Regarding Forward-Looking Statements

Certain statements in this document constitute “forward-looking statements”. All statements, other than statements of historical facts, included herein and in press releases and public statements by our officers or representatives, that address activities, events or developments that management of Allied Nevada expects or anticipates will or may occur in the future, are forward-looking statements, including such things as future business strategy, plans and goals, competitive strengths, expansion and growth of our business, estimated completion dates, estimated exploration expenditures, operations, proven or probable reserves, mineralized material, current working capital, cash operating costs, and statements made concerning plans and anticipated effects of the Arrangement. The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe” “target”, “budget”, “may”, “schedule” and similar words or expressions identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements, including anticipated consequences of the Arrangement, to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. These factors include, without limitation, business-related risks, including risks relating to our status as a newly formed independent company, including our lack of operating history, the risk that we may lose key personnel or fail to attract and retain personnel, our dependence on outside sources to place our mineral properties into production, the risk that we may experience difficulty in managing our growth, and the potential adverse effect on our business if we fail to comply with the Sarbanes-Oxley Act of 2002. Other business risks include the risk that our acquisition, exploration and property advancement efforts will not be commercially successful, risks relating to fluctuations in the price of gold, the inherently hazardous nature of mining-related activities, uncertainties concerning estimates of reserves and mineralized material, risks relating to intense competition within the mining industry; uncertainty of being able to raise capital on favorable terms or at all;, the risk that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval, the risk that our directors may have conflicts of interest through their involvement in other natural resource companies, potential challenges to title in our mineral properties, and potential effects on our operations of U.S. federal and state environmental regulations. Other risks relate to our common stock, including the potential lack of adequate liquidity for our common stock, the risks inherent in accurately valuing our common stock and the potential adverse effect of future sales of our common stock on the trading price of our stock as well as those factors discussed in our latest annual report on Form 10-K and other filings with the SEC. For a more detailed discussion of such risks and other important factors that cause actual results to differ materially from those in such forward-looking statements, please see “ Part II — Item 1A. Risk Factors”. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that our forward-looking statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The gold price fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $636 by December 31, 2006 and was $651 at June 29, 2007 and $666 at July 31, 2007. The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

Because all of our exploration operations are in the United States, we are not subject to foreign currency fluctuations. We do not engage in currency hedging or hold currencies or investments in foreign currencies.

We have no debt outstanding, nor do we have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 4.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms.

As discussed in ”Explanatory Notes” and elsewhere in this document, Allied Nevada is a newly independent company that commenced operations in May 2007. We were incorporated under the laws of Delaware on September 14, 2006 and until May 10, 2007 we were a wholly-owned subsidiary of Vista.

Allied Nevada commenced operations on May 10, 2007, following Vista’s transfer to us of its Nevada-based mining properties and related assets, along with cash, and the transfer to us by the Pescios of their interests in certain Nevada mining properties and related assets. These transfers to us were made in exchange for shares of our common stock and cash, pursuant to the terms of the Arrangement Agreement. We have now begun to conduct our new business of evaluation, acquisition, exploration and advancement of gold exploration and development projects in the state of Nevada. Before the Arrangement Agreement transactions were completed, we had no properties or property interests, were not yet conducting business operations and had no shareholders other than Vista.

Accordingly, at June 30, 2007, we had just completed our first partial quarter of operations as an independent company and during that time have continued the design and implementation of processes for internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Since May 10, 2007, the Company has focused on corporate governance as the initial foundation of good internal control over financial reporting. The Company has adopted charters for each of its Audit Committee, Corporate Governance Committee, and Compensation Committee. The Company has adopted significant corporate governance policies including, but not limited to, a delegation of authority policy, a code of business conduct and ethics, a policy on related party transactions and a disclosure policy. The Company also adopted policies to govern treasury functions including; bank account and cash management, derivatives and hedging transactions and investments.

Allied Nevada will continue to develop, maintain, and review the effectiveness of its internal control over financial reporting and will implement changes as necessary.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

The risk factors presented below amend and restate the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

The following factors should be reviewed carefully, in conjunction with the other information contained in this Report and our consolidated financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-Q and presented elsewhere by our management from time to time. See “Part I, Item 2—Note Regarding Forward Looking Statements.”

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

We are an exploration-stage venture without operating history as an independent company. We were incorporated in September 2006 and commenced operations in May 2007 with properties and other mineral assets formerly held by Vista and the Pescios. See “Explanatory Notes — Formation of Allied Nevada”. None of these properties is currently producing gold in commercial quantities and there can be no assurance that these properties, or others that may be acquired by us in the future, will produce gold in commercial quantities or otherwise generate operating earnings. Although our properties include the Hycroft mine, operations at the Hycroft mine were suspended in December 1998, and the site was placed on care and maintenance and remains at this status today. Even if we re-commence mining activities at the Hycroft mine or commence development activity on other properties, we may continue to incur losses beyond the period of commencement of such activity. There is no certainty that we will produce revenue, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, investors might not be able to realize returns on their investment in our common stock. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we lose key personnel or are unable to attract and retain additional personnel, we may be unable to establish and develop our business.

Our development in the future will be highly dependent on the efforts of key management employees, namely, Robert Buchan, our Executive Chairman, Scott Caldwell, our President and Chief Executive Officer, Hal Kirby, our Vice President and Chief Financial Officer, Mike Doyle, our Vice President of Technical Services, and Rick Russell, our Vice President of Exploration, and other key employees that we hire in the future. Although we plan to enter into employment agreements with key employees as determined by Allied Nevada, we do not have and currently have no plans to obtain key man insurance with respect to any of our key employees. As well, Allied Nevada, as a new corporation, will need to recruit and retain other qualified managerial and technical employees to build and maintain our operations. If we are unable to successfully recruit and retain such persons, our development and growth could be significantly curtailed.

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

As a new reporting company under the Securities Exchange Act of 1934, we will be subject to certain provisions of the Sarbanes-Oxley Act of 2002. This Act, and related rules and regulations adopted by the SEC and stock exchanges, affects corporate governance, securities disclosure, compliance practices, disclosure controls and procedures, and financial reporting and accounting systems. Section 404 of the Sarbanes-Oxley Act of 2002, for example, requires companies subject to the reporting requirements of the United States securities laws to do a comprehensive evaluation of their internal controls over financial reporting. Beginning with our annual report on Form 10-K for the year ending December 31, 2008, we will need to document and test our internal control procedures, our management will need to assess and report on our internal control over financial reporting and our independent accountants will need to issue an opinion on the effectiveness of those controls. If we fail to comply with Section 404 when we are required to comply, or if we or our independent auditors identify issues in our compliance with requirements relating to internal controls, we may be prevented from providing the required financial information in a timely manner (which could materially and adversely impact our business, financial condition and the trading price of our common stock), or be prevented from otherwise complying with the standards applicable to Allied Nevada as a public company, which could subject us to adverse regulatory consequences.

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

The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for qualified employees, our exploration and development programs may be slowed down or suspended. In addition, we compete with other gold companies for capital. If we are unable to raise sufficient capital, our exploration and development programs may be jeopardized or we may not be able to acquire, develop or operate gold projects.

We may be unable to raise additional capital on favorable terms.

The exploration and development of our development properties, specifically the construction of mining facilities and commencement of mining operations, will require substantial additional financing. Significant capital investment is required to achieve commercial production from each non-producing property. We will have to raise additional funds from external sources in order to maintain and advance our existing property positions and to acquire new gold projects. There can be no assurance that additional financing will be available at all or on acceptable terms and, if additional financing is not available to us, we may have to substantially reduce or cease operations.

Our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval, which could delay or prevent a change in corporate control or result in the entrenchment of management or the board of directors, possibly conflicting with the interests of our other stockholders.

Carl and Janet Pescio own approximately 22% of the issued and outstanding shares of Allied Nevada. In addition to being a major stockholder, Mr. Pescio is a director of Allied Nevada. Because of the Pescios’ major shareholding and Mr. Pescio’s position on the Allied Nevada Board, the Pescios could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us or entrenching our management or the board of directors, which could conflict with the interests of our other stockholders and, consequently, could adversely affect the market price of our common stock.

Some of our directors may have conflicts of interest as a result of their involvement with other natural resource companies.

Some of our directors are directors or officers of other natural resource or mining-related companies, or may be involved in related pursuits that could present conflicts of interest with their roles at Allied Nevada. Robert Buchan is a director of Extract Resources Limited, Quest Capital Corp. and Rainy Mountain Capital Corp. W. Durand Eppler is CEO and a director of Coal International PLC, a director of Vista, a director of Augusta Resource Corporation and director and non-executive Chairman of NEMI Northern Energy & Mining Inc. Terry M. Palmer is a director of Apex Silver Mines Limited. Michael B. Richings is Chief Executive Officer and a director of Vista and is a director of Zaruma Resources Inc., which holds interests in mining properties. A. Murray Sinclair is a director of General Minerals Corporation and Premier Gold Mines Limited. John Ivany is a director of Breakwater Resources Ltd. Cameron Mingay is a director of Silver Bear Resources Inc. Robert G. Wardell is Vice-President, Finance and Chief Financial Officer of Victory Nickel Inc. and a director of Katanga Mining Limited. Carl Pescio is a director of Tornado Gold International Corp. As well, Mr. Pescio may pursue ventures with mining properties other than those held by Allied Nevada. As a condition to completion of the Arrangement, Mr. Pescio entered into non-competition and professional service agreements with us. See Financial Statements Note 12 – Related Party Transactions. These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict to a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict.

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

Our properties in Nevada occupy private and public lands. The public lands include unpatented mining claims on lands administered by the U.S. Bureau of Land Management (BLM) Nevada State Office. These claims are governed by the laws and regulations of the U.S. federal government and the state of Nevada.

U.S. Federal Laws

The BLM requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the U.S. National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project Allied Nevada undertakes.

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

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA) imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. The groups who could be found liable include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to our properties.

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

Risks Relating to Our Common Stock

Our common stock has only recently begun trading and the market price of our shares may fluctuate widely.

Our common stock only began trading in May 2007 and there can be no assurance that an active trading market for Allied Nevada common stock will develop or be sustained in the future. We cannot predict the prices at which Allied Nevada common stock may trade. The market price of the common stock may fluctuate widely, depending upon many factors, some of which may be beyond the control of Allied Nevada including, but not limited to, fluctuations in the price of gold; announcements by us or competitors of significant acquisitions or dispositions; and overall market fluctuations and general economic conditions. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Investors may be unable to accurately value our common stock.

Investors often value companies based on the stock prices and results of operations of other comparable companies. Currently, no other public gold exploration company exists that is directly comparable to our size and scale. Further, the Pescios’ assets had previously been privately held. Prospective investors, therefore, have limited historical information about certain of the properties held by Allied Nevada upon which to base an evaluation of Allied Nevada’s performance and prospects and an investment in our common stock. As such, investors may find it difficult to accurately value our common stock, which may cause the common stock price to trade below Allied Nevada’s true value.

Future sales of our common stock in the public or private markets could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.

Future sales of substantial amounts of our common stock or equity-related securities in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. As of July 17, 2007, 42,752,680 shares of our common stock were outstanding, of which 25,403,207 were issued to Vista shareholders pursuant to the Arrangement in reliance on the exemption from registration under the Securities Act pursuant to Section 3(a)(10) thereof and will be freely transferable by persons other than affiliates of Allied Nevada or Vista without restriction or registration under the Securities Act and approximately 1.5 million shares were retained by Vista to facilitate payment of taxes by Vista. As well, 12,000,000 shares were issued to the Pescios who subsequently transferred an aggregate 2,700,000 of those shares to two transferees. The Allied Nevada shares held by the Pescios and their transferees are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including an exemption contained in Rule 144 under the Securities Act. We are obligated to register 35% of these shares, or 4,200,000, for resale and accordingly filed with the SEC a registration statement on Form S-1 to register those shares for resale. The registration statement was declared effective by the SEC on August 7, 2007. With that registration statement we also registered for resale 3,696,000 shares of common stock that we issued in July 2007 as part of a private placement of 3,696,000 units, each comprised of one share of common stock and one common share purchase warrant. We also agreed to register for resale the shares issuable on warrant exercise at a later date and we also plan to register for resale an aggregate 229,700 shares underlying the finder warrants we issued as partial compensation to one of the finders in the transaction. We cannot predict the effect, if any, that future sales of our common stock, or the availability of our shares for future sale, will have on the trading price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our unregistered sales of equity securities during the three months ended June 30, 2007, have previously been reported in reports filed with the Commission.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1 (1)	Allied Nevada Gold Corp. 2007 Stock Option Plan, as amended

10.2 (2)	Amendment to Arrangement and Merger Agreement by and among Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio, dated May 8, 2007

10.3 (3)	Investor Relations Services Agreement by and between Allied Nevada Gold Corp. and Sierra Partners II LLC, dated July 2, 2007

10.4 (4)	Form of Subscription Agreement for Units, dated July 16, 2007, as amended, by and between Allied Nevada Gold Corp. and each Subscriber (as defined therein)

10.5 (4)	Finder’s Fee Agreement, dated as of July 16, 2007, by and between Allied Nevada Gold Corp. and Global Resource Investments Ltd.

10.6 (4)	Indemnity Agreement, dated as of July 16, 2007, by and between Allied Nevada Gold Corp. and Global Resource Investments Ltd.

10.7 (1)	Allied Nevada Gold Corp. Restricted Share Plan

10.8 (1)	Form of Restricted Share Right Grant Letter under the Allied Nevada Gold Corp. Restricted Share Plan

10.9 (1)	Restricted Share Right Grant Letter for Robert M. Buchan dated as of July 3, 2007

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 27, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed May 16, 2007.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 3, 2007.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 20, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED NEVADA GOLD CORP.
(Registrant)

Date: August 9, 2007	By:	/s/ Scott A. Caldwell
Scott A. Caldwell
President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Hal D. Kirby
Hal D. Kirby
Vice President and Chief Financial Officer

EXHIBITS

10.1 (1)	Allied Nevada Gold Corp. 2007 Stock Option Plan, as amended

10.2 (2)	Amendment to Arrangement and Merger Agreement by and among Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio, dated May 8, 2007

10.3 (3)	Investor Relations Services Agreement by and between Allied Nevada Gold Corp. and Sierra Partners II LLC, dated July 2, 2007

10.4 (4)	Form of Subscription Agreement for Units, dated July 16, 2007, as amended, by and between Allied Nevada Gold Corp. and each Subscriber (as defined therein)

10.5 (4)	Finder’s Fee Agreement, dated as of July 16, 2007, by and between Allied Nevada Gold Corp. and Global Resource Investments Ltd.

10.6 (4)	Indemnity Agreement, dated as of July 16, 2007, by and between Allied Nevada Gold Corp. and Global Resource Investments Ltd.

10.7 (1)	Allied Nevada Gold Corp. Restricted Share Plan

10.8 (1)	Form of Restricted Share Right Grant Letter under the Allied Nevada Gold Corp. Restricted Share Plan

10.9 (1)	Restricted Share Right Grant Letter for Robert M. Buchan dated as of July 3, 2007

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 27, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed May 16, 2007.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 3, 2007.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 20, 2007.