Form 10-Q
period 2007-09-30
Allied Nevada Gold Corp
filed 2007-11-09
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(775) 358-4455

(Registrant’s telephone no., including area code)

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

42,794,206 shares of Common Stock, $0.001 par value, outstanding at November 7, 2007

ALLIED NEVADA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended September 30, 2007

In this Report, unless otherwise indicated, all dollar amounts are expressed in United States dollars.

EXPLANATORY NOTE

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

Of the Allied Nevada shares issued to Vista, 25,403,207 shares were distributed to shareholders of Vista, less any applicable withholding taxes, and Vista retained 1,529,848 shares to facilitate the payment of any taxes payable by Vista in respect of the Arrangement. The new common shares of Vista and the Allied Nevada common shares began trading on May 10, 2007, on the Toronto Stock Exchange and the American Stock Exchange. In addition, holders of options to acquire Vista common shares exchanged their Vista options for options to acquire common shares of Allied Nevada and options to acquire newly created Vista shares.

Also pursuant to the terms of the Arrangement Agreement, Vista transferred $25 million in cash to Allied Nevada in connection with the closing of the Arrangement. Of this amount, Allied Nevada paid $15 million to the Pescios as partial consideration for the acquisition of their Nevada mineral assets. The remaining $10 million, less costs and expenses or any amounts required to pay amounts owing to Vista is being used to fund exploration and development projects and ongoing commitments. Under the Arrangement Agreement, we agreed to use our commercially reasonable efforts to complete an equity financing of no less than $15 million as soon as practical after closing. On July 16, 2007, we met this requirement with the completion of a private placement financing in which we sold and issued a total of 3,696,000 units, each consisting of one share of common stock and one common stock purchase warrant, for total gross proceeds of CDN$17,000,000 or approximately $16.3 million based on the U.S./Canadian dollar exchange rate on the closing date. See “Note 8 to the Consolidated Financial Statements – Shareholders’ Equity – Private Placement Financing”.

For further information concerning the Arrangement, please see our Annual Report on Form 10-K for the year ended December 31, 2006, under the headings “Item 1. Business – Business Development – Arrangement Agreement” and “Item 5. Market Price for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – The Arrangement – Transaction Mechanics”.

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIED NEVADA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets:
Cash and cash equivalents	$21,764	$7
Accounts receivable	—	102
Supplies inventory	116	97
Prepaids and other	1,070	6

Current assets	22,950	212

Restricted cash—Note 5	5,518	5,320
Mineral properties—Note 6	79,173	8,892
Plant and equipment, net—Note 7	1,019	997
Reclamation premium costs—Note 9	1,794	1,882

Total assets	$110,454	$17,303

Liabilities:
Accounts payable	$741	$9
Capital lease obligations, current portion	11	10
Accrued liabilities and other	761	143

Current liabilities	1,513	162

Capital lease obligations, noncurrent portion	15	23
Asset retirement obligation and closure costs—Note 9	4,796	4,663

Total liabilities	6,324	4,848

Shareholders’ Equity:
Parent company’s net investment—Note 8	—	23,381
Common stock—Note 8	43	—
Additional paid-in capital	120,489	—
Deficit accumulated during the exploration stage	(16,402)	(10,926)

Total shareholders’ equity	104,130	12,455

Total liabilities and shareholders’ equity	$110,454	$17,303

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED NEVADA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

(US dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative During Exploration Stage
	2007	2006	2007	2006
Operating expenses:
Property evaluation and holding costs	$1,742	$607	$2,610	$1,403	$10,677
Corporate administration and investor relations	1,819	395	3,364	855	6,264
Depreciation and amortization	62	49	161	150	1,028
Asset retirement obligation and closure costs	89	—	133	—	1,181

Total costs and expenses	3,712	1,051	6,268	2,408	19,150

Other income (expense):
Interest income	321	151	742	332	1,534
Interest expense	4	—	(11)	—	(11)
Gain on disposal of assets	—	—	—	—	45
Gain on currency translation	—	14	—	14	11
Gain on disposal of marketable securities	—	3	61	21	144
Income earned during exploration stage	—	—	—	—	1,025

Total other income	325	168	792	367	2,748

Net loss	$(3,387)	$(883)	$(5,476)	$(2,041)	$(16,402)

Weighted shares outstanding	42,137,941		21,616,152

Basic loss per share	$(0.08)		$(0.25)

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED NEVADA GOLD CORP. (An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(US dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative during Exploration Stage
	2007	2006	2007	2006
Cash flows from operating activities:
Net loss for the period	$(3,387)	$(883)	$(5,476)	$(2,041)	$(16,402)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	62	46	161	143	1,007
Amortization of reclamation premium costs	30	30	89	89	445
Asset retirement obligation and closure costs, net	89	—	133	—	1,181
Gain on disposal of assets	—	—	—	—	(45)
Allocated expenses from Parent company	—	294	86	664	2,697
Stock based compensation	687	—	687	—	687

Change in operating assets and liabilities:
Accounts receivable	232	(172)	102	(235)	179
Supplies inventory	(41)	9	(19)	11	68
Prepaids and other	(815)	2	(1,064)	12	(1,064)
Accounts payable	625	—	731	(21)	638
Accrued liabilities and other	249	76	620	68	620

Net cash used in operating activities	(2,269)	(598)	(3,950)	(1,310)	(9,989)

Cash flows from investing activities:
Restricted cash—Note 5	(68)	(56)	(198)	(166)	(5,518)
Additions to mineral properties, net of cost recoveries	21	9	237	81	(618)
Acquisition of mineral properties—Note 6	—	—	(15,000)	—	(20,325)
Additions to plant and equipment	(87)	(1)	(189)	(6)	(1,927)
Proceeds on disposal of plant and equipment	—	—	—	—	212

Net cash used in investing activities	(134)	(48)	(15,150)	(91)	(28,176)

Cash flows from financing activities:
Proceeds on issuance of common stock	16,420	—	41,420	—	41,420
Offering costs	(786)	—	(786)	—	(786)
Intercompany funding from Parent company	—	660	223	1,409	18,659

Net cash provided by financing activities	15,634	660	40,857	1,409	59,293

Net increase in cash and cash equivalents	13,231	14	21,757	8	21,128
Cash and cash equivalents, beginning of period	8,533	4	7	10	636

Cash and cash equivalents, end of period	$21,764	$18	$21,764	$18	$21,764

Supplemental Cash Flow Disclosures:
Cash paid for interest	$—	$—	$11	$—	$11
Cash paid for income taxes	$—	$—	$—	$—	$—

Non-Cash Financing and Investing Activities
Common shares issued for Pescio assets—Note 4	$—	$—	$55,518	$—	$55,518
Common shares issued for Vista assets—Note 8	$—	$—	$23,692	$—	$23,692
Warrants issued for services	$182	$—	$182	$—	$182

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED NEVADA GOLD CORP. (An Exploration Stage Enterprise)

Consolidated Statement of Shareholders’ Equity (Unaudited)

(US dollars in thousands)

	Nine Months Ended September 30,		Cumulative During Exploration Stage
	2007	2006
Common share capital
Balance, January 1,	$—	$—	$—
Shares issued to Vista Gold Corp. for acquisition of mineral interests and cash	27	—	27
Shares issued to the Pescios for acquisition of mineral interests	12	—	12
Shares issued in July 16, 2007 private placement	4	—	4
Shares issued under Special Stock Option plan	—	—	—

Balance at the end of the period	43	—	43

Additional paid-in capital
Balance, January 1,	—	—	—
Shares issued to Vista Gold Corp. for acquisition of mineral interests and cash	24,973	—	24,973
Conversion of Vista Gold Corp.’s net investment into common shares	23,692	—	23,692
Shares issued to the Pescios for acquisition of mineral interests	55,506	—	55,506
Shares issued in July 16, 2007 private placement	13,247	—	13,247
Shares issued under Special Stock Option plan	255	—	255
Share issuance costs associated with July 16, 2007 private placement	(968)	—	(968)
Costs related to employee compensation	687	—	687
Warrants issued in July 16, 2007 private placement	2,915	—	2,915
Warrants issued as finders’ fees from July 16, 2007 private placement	182	—	182

Balance at the end of the period	120,489	—	120,489

Parent company’s (Vista Gold Corp.) net investment
Balance, January 1,	23,381	20,099	—
Intercompany funding from parent	311	2,897	23,692
Conversion of Vista Gold Corp.’s net investment into common shares	(23,692)	—	(23,692)

Balance at the end of the period	—	22,996	—

Deficit accumulated during the exploration stage
Balance, January 1,	(10,926)	(8,347)	—
Net loss for the period	(5,476)	(2,041)	(16,402)

Balance at the end of the period	(16,402)	(10,388)	(16,402)

Total shareholders’ equity	$104,130	$12,608	$104,130

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the consolidated financial statements (Unaudited)

(Thousands of U.S. Dollars unless specified otherwise)

1. Basis of presentation

The consolidated interim financial statements of Allied Nevada Gold Corp. (an Exploration Stage Enterprise) and its subsidiaries (collectively, “Allied Nevada” or the “Company”), have been prepared without audit and do not include all of the disclosures required by generally accepted accounting principles generally accepted in the United States. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. The Company commenced operations as an independent, newly formed entity on May 10, 2007 upon completion of the transactions pursuant to the Arrangement Agreement, prior to which it had been a wholly-owned subsidiary of Vista Gold Corp (“Vista”) (Note 4). Under the continuity of interest basis of accounting, the financial results include the net Vista Nevada Assets for periods prior to May 10, 2007. However, the associated expenses recorded by the Company prior to May 10, 2007 may not be indicative of the actual expenses that would have been incurred had the Company been operating as a separate, stand-alone public company for the periods presented and do not reflect the Company’s consolidated results of operations, financial position and cash flows had the Company been a stand-alone public company during the periods presented. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Allied Nevada for the year ended December 31, 2006 filed April 13, 2007.

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and follow the same accounting policies and methods of their application as the most recent annual financial statements.

Certain amounts for the three and nine months ended September 30, 2006 and at December 31, 2006 have been reclassified to conform to the 2007 presentation.

2. Nature of operations

Allied Nevada evaluates, acquires, explores and advances gold exploration and development projects. As such, the Company is considered an Exploration Stage Enterprise. The Company’s approach to acquisitions of gold projects is to seek projects which have adequate drilling and geological data to support the completion of a third-party review of the geological data and to complete an estimate of the mineralized material. In addition, the Company will look for opportunities to improve the value of gold projects that the Company owns or controls through exploration drilling, developing properties into producing mines, and/or introducing technical innovations.

Although the Company has reviewed and is satisfied with the title for all mineral properties in which it has a material interest, there is no guarantee that title to such concessions will not be challenged or impugned.

3. New accounting pronouncements

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company’s fiscal year ending December 31, 2008. Currently the Company does not hold any of the financial assets or liabilities to which this statement applies.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s year ending December 31, 2008. The Company has determined that the adoption of this statement will have little or no effect on the Company’s consolidated financial position, results of operations and disclosures. Currently the Company does not hold any of the financial assets or liabilities to which this statement applies.

Notes to the consolidated financial statements (Unaudited)

(Thousands of U.S. Dollars unless specified otherwise)

4. Arrangement Agreement among the Company, Vista Gold Corp. and Carl and Janet Pescio

Allied Nevada commenced operations on May 10, 2007, upon the closing of the transactions pursuant to the terms of the Arrangement and Merger Agreement, dated September 22, 2006, as amended (the “Arrangement Agreement”) among Allied Nevada, its then-parent company Vista Gold Corp. (“Vista”) and Carl Pescio and Janet Pescio (the “Pescios”). Pursuant to the Arrangement Agreement, Vista transferred to Allied Nevada its Nevada-based mining properties and related assets (the “Vista Nevada Assets”), along with cash, and the Pescios transferred to Allied Nevada their interests in certain Nevada mining properties and related assets (the “Pescio Nevada Assets”). These transfers to the Company were made in exchange for shares of Allied Nevada common stock and cash, under the terms of the Arrangement Agreement, all pursuant to an arrangement (the “Arrangement”) under the provisions of the Business Corporations Act (Yukon Territory).

Among other things, pursuant to the Arrangement Agreement:

•

Vista reorganized its business to split the Vista Nevada Assets from its other properties and related assets and ensured that all of the Vista Nevada Assets were held by its wholly-owned subsidiary, Vista Gold Holdings Inc. (“Vista U.S.”) or subsidiaries wholly-owned by Vista U.S.;

•

Vista subsequently transferred all issued and outstanding shares of Vista U.S. and $25,000 to Allied Nevada (less approximately $483 owed to Vista in connection with loans that Vista made to Vista U.S. pursuant to the Arrangement Agreement) in return for the number of shares of Allied Nevada common stock equal to 27,500,000 less the number of Option Shares (as defined in the Plan of Arrangement); and

•

The Pescios transferred their interests the Pescio Nevada Assets to Allied Nevada Gold Holdings LLC, a limited liability company incorporated under the laws of Nevada with Allied Nevada as its sole member, in return for 12,000,000 shares of Allied Nevada common stock and $15,000 from Allied Nevada.

Upon closing of the Arrangement, pursuant to the terms of the Arrangement Agreement, Allied Nevada issued 38,933,055 shares of common stock as part of the transaction, of which 12,000,000 were issued to the Pescios as partial consideration for the acquisition of the Pescio Nevada Assets and 26,933,055 were issued to Vista in accordance with the Arrangement. Of the 26,933,055 Allied Nevada shares issued to Vista, 25,403,207 shares were distributed to shareholders of Vista, less any applicable withholding taxes, and Vista retained 1,529,848 shares to facilitate the payment of any taxes payable by Vista in respect of the Arrangement. Holders of Vista options exchanged their options for options to acquire Allied Nevada shares and options to acquire newly created Vista shares.

The accounting for Vista’s transfer to the Company of the Vista Nevada Assets is made on the basis of the continuity of interests basis of accounting whereby the operations are deemed to be a continuation of the Vista Nevada Assets. Accordingly, the assets are transferred to the new entity at their historical carrying values and accounting gains or losses are not recognized on the transaction.

The acquisition of the Pescio Nevada Assets has been accounted for as a purchase of assets. The total purchase price of the Pescio Nevada Assets was determined as follows:

Cash proceeds paid	$15,000
Fair market value of 12,000,000 common shares	55,518

Total purchase price	$70,518

The fair market value of the common shares issued to the Pescios was determined based on the average closing prices of the Company’s common stock during the first five full days of trading on the American and Toronto Stock Exchanges.

The preliminary allocation of the purchase price to individual assets comprising the Pescio Nevada Assets was completed based on the expected values of the exploration properties and the Advanced Minimum Royalties that were transferred to the Company. This analysis of expected values resulted in the following allocation of the purchase price to the mineral interests acquired:

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

The commutation account earns interest at an annual effective rate equal to the one-year constant maturity treasury rate prevailing on the first day of each anniversary year. The balance in the commutation account at September 30, 2007 was $5,518 (2006—$5,320). The Company earned interest of $67 on this restricted cash balance during the three months ended September 30, 2007 and $198 during the nine months ended September 30, 2007.

6. Mineral properties

	2006	2007
	December 31, balance	Acquisition costs	Cost recovery	September 30, balance
Maverick Springs	$1,682	$—	$—	$1,682
Mountain View	303	—	—	303
Wildcat	218	—	—	218
Hasbrouck and Three Hills	259	—	—	259
F.W. Lewis, Inc. Properties	2,930	—	(31)	2,899
Hycroft Royalty	3,500	—	—	3,500
Pescio Properties (Note 4)	0	55,466	—	55,466
Pescio Royalties (Note 4)	0	15,051	(205)	14,846

	$8,892	$70,517	$(236)	$79,173

During the three months ended September 30, 2007, the Company has received royalty payments of $20 for mineral properties acquired as part of the Pescio Nevada Assets and also as part of the Vista Nevada Assets (i.e., the F.W. Lewis Inc. properties). During the first nine months of 2007, the Company has received royalty payments of $236 with respect to these properties. These payments are treated as a cost recovery against the respective assets.

The recoverability of the carrying values of the Company’s mineral properties is dependent upon the successful start-up and commercial production from, or sale, or lease, of these properties and upon economic reserves being discovered or developed on the properties. Development of any of these projects will depend, among other things, on management’s ability to raise additional capital for these purposes. Although Vista has been successful in raising such capital in the past and Allied Nevada completed an equity private placement financing in July 2007 (Note 13), there can be no assurance that Allied Nevada will be able to do so in the future.

On September 11, 2007, the Board of Directors approved the reactivation of the Hycroft Mine. The Hycroft reactivation project involves reopening the Brimstone oxide open pit mine, which had been in production from 1994 until 1998 when the entire Hycroft Mine was closed and put on care and maintenance due to low gold prices.

The Company believes that the fair value of its mineral properties exceeds the carrying value; however, events and circumstances beyond the control of management may mean that a write-down in the carrying values of the Company’s properties may be required in the future as a result of evaluation of gold mineralized material and application of a ceiling test which is based on estimates of gold mineralized material, exploration land values, future advanced minimum royalty payments and gold prices.

Notes to the consolidated financial statements (Unaudited)

(Thousands of U.S. Dollars unless specified otherwise)

7. Plant and equipment

	September 30, 2007			December 31, 2006
	Cost	Accumulated Depreciation and Write-downs	Net	Cost	Accumulated Depreciation and Write-downs	Net
Hycroft mine	$11,949	$11,111	$838	$11,949	$10,969	$980
Corporate Office	182	13	169	—	—	—
F.W. Lewis, Inc. Properties	31	19	12	31	14	17

	$12,162	$11,143	$1,019	$11,980	$10,983	$997

Allied Nevada depreciates its assets using a straight-line basis over the useful lives of the assets that vary from two to ten years. The depreciable base of the assets is determined by reducing the historical acquisition costs by the estimate of salvage values for the assets being depreciated.

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

Common Stock

The authorized share capital of Allied Nevada consists of 100,000,000 shares of common stock with a par value of $0.001 per share.

Arrangement Agreement

On May 10, 2007, pursuant to the Arrangement Agreement , Allied Nevada issued 26,933,055 shares of common stock to Vista in exchange for the Vista Nevada Assets and $25,000. The value of the shares issued to Vista was determined based on Vista’s net investment of $23,692 in the Vista Nevada Assets at May 10, 2007 and the $25,000 in accordance with the Arrangement Agreement.

On May 10, 2007, the Company acquired the Pescio Nevada Assets for a cash payment of $15,000 plus the issuance of 12,000,000 Allied Nevada shares. The fair value of the common shares issued to the Pescios was $55,518 and was determined based upon the average closing price of the Company’s common shares during the first five full days of trading on the American and Toronto Stock Exchanges following the closing of the Arrangement Agreement.

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

Notes to the consolidated financial statements (Unaudited)

(Thousands of U.S. Dollars unless specified otherwise)

In connection with the private placement financing, Allied Nevada paid a cash finder’s fee of $507, being 5% of the gross proceeds raised, to eligible persons that arranged for purchasers (“Finders”). As consideration for its role as Finder in the private placement financing, Quest Securities Corporation (“Quest Securities”), a wholly-owned subsidiary of Quest Capital Corp. (“Quest Capital”) received a cash fee of $105, and warrants to purchase 114,850 units. These warrants are exercisable by Quest Securities for a period of two years at an exercise price of CDN$4.60 per unit. No commissions were paid to Quest Securities with respect to sales of units to directors or officers of Allied Nevada. Robert Buchan, Executive Chairman and a director of Allied Nevada, currently serves as Chairman of Quest Securities as well as Quest Capital and A. Murray Sinclair, an Allied Nevada director, serves as a Managing Director of Quest Capital. In addition, each holds an equity interest in Quest Capital.

The other Finder in the private placement financing was Global Resource Investments Ltd. (“Global Resource”) which received a cash finder’s fee of $402. The General Partner of Global Resource is Rule Investments, Inc. (“Rule Investments”). The Rule Family Trust u/d/t 12/17/98 (the “Rule Trust”) owns 100% of Rule Investments. Arthur Richards Rule is co-Trustee of the Rule Trust. Mr. Rule and the Trust are indirect beneficial owners of 2,925,340 shares of Allied Nevada common stock owned by Exploration Capital Partners 2000 Limited Partnership (“Exploration Capital 2000”) and by Exploration Capital Partners 2006 Limited Partnership, representing a beneficial ownership interest of 6.7%. However, this ownership includes 1,631,200 shares (including 815,600 share purchase warrants) acquired by Exploration Capital 2000 in connection with the private placement financing. Prior to the financing, Mr. Rule and the Rule Trust were indirect beneficial owners of 1,294,140 shares of Allied Nevada common stock, representing only approximately 3.3% of the common stock then outstanding.

Pursuant to the terms of the Subscription Agreements entered into with each subscriber of the offering, the Company agreed to register for resale, under the Securities Act of 1933, as amended, (i) the 3,696,000 shares of common stock issued in the private placement financing, and, thereafter (ii) the shares of common stock issuable upon exercise of the warrants. This second registration statement is to be filed by the Company within 180 days of the date on which the Securities and Exchange Commission (the “SEC”) declared effective the registration statement with respect to the shares of common stock underlying the units. On July 27, 2007, the Company filed with the SEC a registration statement on Form S-1 to register for resale, the shares of common stock underlying the units as well as 4,200,000 of the shares that had been issued to the Pescios in connection with the Arrangement. This registration statement was declared effective by the SEC on August 7, 2007. The Company also plans to register the shares of common stock underlying the units issuable upon exercise of the Finder Warrants, including shares issuable upon exercise of the warrant component thereof.

The proceeds from the private placement financing are being used for the continued exploration and development of the Company’s Hycroft Mine property located in Nevada, as well as for working capital and other general purposes.

Warrants

As discussed in the previous section “Private Placement Financing”, on July 16, 2007 the Company issued 3,696,000 callable common stock purchase warrants with a two-year exercise period, a CDN$5.75 exercise price and an acceleration feature when the underlying shares trade at CDN$ 11.50 for 20 consecutive days on the Toronto Stock Exchange. On July 16, 2007, the Company also issued warrants to purchase 114,850 units to Quest Securities for finder services performed in connection with the July 2007 private placement. These warrants are exercisable by Quest Securities for a period of two years at an exercise price of CDN $4.60 per unit. The Company has determined the value of the warrants granted pursuant to the terms of the July 2007 private placement using a Black-Scholes pricing model. The Company has determined that no liability should be recorded for the warrants and that they should be recorded as equity under consideration of FASB Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

The following is a summary of the Company’s stock warrants outstanding at September 30, 2007 and changes during the nine-month period ended September 30, 2007:

	Warrants	Weighted Average Exercise Price
Outstanding on January 1, 2007	—	$—
Granted	3,810,850	5.48
Canceled	—	—
Exercised	—	—

Outstanding on September 30, 2007	3,810,850	$5.48

Notes to the consolidated financial statements (Unaudited)

(Thousands of U.S. Dollars unless specified otherwise)

Exercise prices for all warrants granted during the period have been converted into US dollars as of the grant date from the stated Canadian dollar amounts. Realized exercise prices may vary depending upon the currency conversion rates at the time of exercise. All outstanding warrants as of September 30, 2007 have a term of two years and will expire on July 16, 2009.

Option Grants under the Allied Nevada 2007 Stock Option Plan

On February 7, 2007, the Board of Directors adopted, subject to stockholder and regulatory approval, the Allied Nevada 2007 Stock Option Plan (the “2007 Stock Option Plan”), which provides for grants to directors, officers, employees and consultants of Allied Nevada, or its subsidiaries, of options to purchase Allied Nevada common stock. Under the 2007 Stock Option Plan as initially adopted, 3,000,000 shares of the Company’s common stock were reserved for issuance under the Plan.

On July 27, 2007, the Board of Directors approved, also subject to stockholder and regulatory approval, an amendment to the 2007 Stock Option Plan to, among other things, increase the number of shares of the Company’s common stock available for grants under the 2007 Stock Option Plan by 1,200,000, for an aggregate of 4,200,000 shares. Stock option grants under the 2007 Stock Option Plan are contingent on stockholder approval of the Plan, which is expected to be sought at the Company’s first annual meeting of stockholders anticipated to be held in 2008.

During the nine-month period ended September 30, 2007, the following grants of options to purchase common stock were made based on the prior authorization of the Board of Directors:

	Grant date	Number of options granted	Exercise Price per option
Grants to non-employee directors	July 3, 2007	900,000	$4.35
Grants to employees and executive chairman	July 3, 2007	1,650,000	4.35
Grant to Sierra Partners	July 3, 2007	45,000	4.35
Grants to employees	September 18, 2007	320,000	4.30

		2,915,000	$4.34

The exercise price of these option grants was the closing price of the Company’s common stock on the American Stock Exchange on the grant date pursuant to the terms of the 2007 Stock Option Plan. In all cases, these are 10-year non-qualified options under the 2007 Stock Option Plan. With the exception of the grant to Sierra Partners which fully vest on December 31, 2007, all options will vest in equal one-third installments over three years, until fully vested on the third anniversary of the grant date. All of the foregoing grants are contingent on stockholder approval of the 2007 Stock Option Plan, which is expected to be sought at the Company’s first annual meeting of stockholders anticipated to be held in 2008.

The Company has determined the value of the options granted pursuant to the terms of the 2007 Stock Option Plan using a binomial option pricing model. The options were valued using the following assumptions: the contractual term of the options was 10 years; suboptimal exercise of the options will occur when the market price reaches twice the exercise price; a volatility factor of 50%; exercise prices based on the grant dates from $4.30 to $4.35; no expected dividends; risk-free interest rates on the grant dates from 4.50% to 5.05%. The total value of the options granted during the nine-month period ended September 30, 2007 was $6,233 and will be expensed over the requisite service periods. During the nine-month period the Company recognized compensation expense of $579 for the options granted pursuant to the 2007 Stock Option Plan. The following is a summary of the Company’s stock options outstanding at September 30, 2007 and changes during the nine-month period ended September 30, 2007:

Notes to the consolidated financial statements (Unaudited)

(Thousands of U.S. Dollars unless specified otherwise)

	Stock Options	Weighted Average Exercise Price
Outstanding on January 1, 2007	—	$—
Granted	2,915,000	4.34
Canceled	—	—
Exercised	—	—

Outstanding on September 30, 2007	2,915,000	$4.34

Exercisable on September 30, 2007	—	$—

Special Stock Option Plan

The Special Stock Option Plan (the “Special Plan”), also adopted by the Board of Directors on February 7, 2007, governs the grant of stock options (the “Special Options”) to purchase shares of Allied Nevada common stock (the “Shares”), pursuant to the Arrangement. The Special Options were granted to holders of options to purchase common shares of Vista (the “Vista Options”) under Vista’s Stock Option Plan as of the closing of the Arrangement. Under the Special Plan, holders of Vista Options exchanged their Vista Options for new options to purchase common shares in the capital of Vista and the Special Options issuable under the Special Plan.

The issuance of the Special Options under the Special Plan has been treated as a modification of the respective original Vista option awards and the Special Option grants were made in accordance with the provisions of the Arrangement Agreement. The exercise prices were determined based on the intrinsic values immediately before the effective date of the agreement and the relative trading values of the Vista and Allied Nevada after the effective date. The strike prices were calculated so that the total intrinsic value immediately prior to and after the effective date remained unchanged. The vesting periods and the contractual terms were determined based on the vesting periods and contractual terms of each award being modified and in no case would the contractual term exceed 10 years from the grant date.

Accordingly, effective May 10, 2007, Allied Nevada granted 619,550 Special Options to the participants. These options, which represent all of the Special Options to be issued under the Special Plan, had a weighted average exercise price of $2.73 and a weighted average contractual term of 2.25 years. Since these awards were a modification of existing Vista awards, Vista is responsible for accounting for any additional expenses in accordance with the accounting guidance and Allied Nevada has not recognized an expense pursuant to the issuance of these options.

During the three and nine-month periods ended September 30, 2007, Allied Nevada issued 123,625 common shares pursuant to exercises by four holders of Special Options. These options had an expiry date of July 8, 2007 and were exercised at a weighted average exercise price of $2.06.

The following is a summary of the Company’s Special Options outstanding at September 30, 2007 and changes during the period:

	Special Options	Weighted Average Exercise Price
Outstanding on January 1, 2007	—	$—
Granted	619,550	2.73
Canceled	—	—
Exercised	(123,625)	2.06

Outstanding on September 30, 2007	495,925	$2.92

Exercisable on September 30, 2007	482,561	$2.86

Exercise prices for Special Options granted during the period have been converted into US dollars as of the grant date from the stated Canadian dollar amounts as applicable. Realized exercise prices may vary depending upon the currency conversion rates at the time of exercise. The average term for the Special Options outstanding as of September 30, 2007 is 1.9 years.

Notes to the consolidated financial statements (Unaudited)

(Thousands of U.S. Dollars unless specified otherwise)

Adoption of Restricted Share Plan

On July 27, 2007, the Board of Directors adopted, subject to stockholder and regulatory approval, the Company’s Restricted Share Plan (the “RSU Plan”). The RSU Plan carries an effective date of July 3, 2007. As with the 2007 Stock Option Plan, grants under the RSU Plan are contingent on stockholder approval of the RSU Plan, which is expected to be sought at the Company’s first annual meeting of stockholders anticipated to be held in 2008. An RSU is granted subject to a restricted period (“Restricted Period”) as determined by the Compensation Committee upon grant. An RSU is exercised automatically and a share of Allied Nevada common stock is issued for no additional consideration on the later of the end of a Restricted Period and in the case of Canadian residents, a date determined by the eligible participant that is after the Restricted Period and before a participant’s retirement date or termination date (a “Deferred Payment Date”). Participants who reside in Canada seeking to set a Deferred Payment Date must give the Company at least 60 days notice prior to the expiration of the Restricted Period in order to effect such change.

The maximum number of shares of common stock issuable under the RSU Plan is currently set at 1,200,000. The Company granted 300,000 RSUs to Robert Buchan with a grant date of July 3, 2007, in connection with Mr. Buchan’s appointment as Executive Chairman of the Company. The total value of the units granted was $1,305 and will be expensed over the requisite service period of three years. The units will vest annually on the anniversary of the grant date at a rate of one third of the total granted. The total compensation expense recognized under the RSU Plan for the three month and nine-month periods ended September 30, 2007 is $109. If the stockholders do not approve the RSU Plan, Mr. Buchan will receive alternative rights to acquire 300,000 shares of Allied Nevada common stock purchased in the market by Allied Nevada through a trustee with vesting terms and other terms equivalent to his RSUs.

Preferred stock

The authorized share capital of Allied Nevada includes 10 million shares of undesignated preferred stock with a par value of $0.001 per share. As of September 30, 2007 there are no shares of preferred stock issued or outstanding.

9. Reclamation and remediation obligations and premium costs

Asset retirement obligations arise from the acquisition, development, construction and normal operation of mining property, plant and equipment, due to government controls and regulations that protect the environment on the closure and reclamation of mining properties. The following table provides a reconciliation of the reclamation and remediation obligations for the following periods:

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
Balance, January 1,	$4,663	$4,085
Accretion and reclamation expense	133	—
Change in estimates	—	578

Balance at the end of the period	$4,796	$4,663
Less: current portion	—	—

Noncurrent balance	$4,796	$4,663

In 2003, Hycroft Resources and Development, Inc. (“Hycroft”) entered into an insurance-backed financial assurance program including a mine reclamation policy and a pollution legal liability policy for the Hycroft mine. As part of the policy, Hycroft paid an insurance premium and put funds in a commutation account used to reimburse reclamation costs and indemnity claims paid by Hycroft (Note 5). The insurance policy covers reclamation costs in the event Hycroft defaults on payment of its reclamation costs up to an aggregate of $12,000. The insurance premium is being amortized over 14 years and the unamortized reclamation premium cost balance at September 30, 2007 is $1,215 (2006—$1,304).

On December 31, 2006, the reclamation and closure estimate for the Hycroft mine was revised. This calculation increased the Asset Retirement Obligation and the Asset Retirement Cost asset by $578 to at total of $1,794. The Asset Retirement Cost asset will be amortized over the proven and probable reserves at the Hycroft mine following commencement of commercial production.

Notes to the consolidated financial statements (Unaudited)

(Thousands of U.S. Dollars unless specified otherwise)

10. Supplemental Balance Sheet Disclosure

The following table presents the balance sheet items that represent greater than 5% of total current assets and total current liabilities:

	September 30, 2007	December 31, 2006
	(Unaudited)
Prepaids and other
Prepaid insurance	$156	$4
Prepaid land fees	733	—
Other prepaids and deposits	181	2

Total prepaids and other current assets	$1,070	$6

Accrued liabilities and other
Severance obligation	$43	$73
Accrued electric power	—	14
Accrued property taxes	—	22
Accrued bonus expense	199	—
Accrued vacation expense	99	14
Accrued legal services	49	—
Accrued professional services	59	—
Accrued directors’ fees	102	—
Other accruals	210	20

Total accrued liabilities and other	$761	$143

11. Income Taxes

Beginning January 1, 2007, FIN 48, “Accounting for Uncertainty in Income Taxes”, became effective and the Company adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized. An entity is required to recognize the best estimate of a tax position if that position is more likely than not to be sustained upon examination, based solely on the technical merits of the position. The Company has determined that the adoption of FIN 48 has had no impact on its consolidated financial statements, except as described below.

On May 10, 2007, the Company completed the Arrangement pursuant to the Arrangement Agreement, as more fully described in Note 4. The Company is currently in the process of completing its independent valuations of the assets and liabilities assumed and will determine if there are any deferred tax assets or liabilities as well as any liabilities for uncertain tax positions as required by FIN 48.

12. Related party transactions

Pre-Arrangement Loans from Vista

On May 10, 2007, Allied Nevada commenced operations following Vista’s transfer to Allied Nevada of its Nevada-based mining properties and related assets, along with cash, and the transfer to Allied Nevada by Carl Pescio and Janet Pescio of their interests in certain Nevada mining properties and related assets. These transfers to Allied Nevada were made in exchange for shares of Allied Nevada’s common stock and cash, under the terms of the Arrangement Agreement (Note 4).

Prior to the completion of the transaction, the immediate cash needs of the Company were met by loans from Vista pursuant to the Arrangement Agreement, which provided that, prior to the date of completion, Vista could loan money to Vista’s wholly-owned subsidiary, Vista Gold Holdings, Inc. (“Vista U.S.”), which was to hold Vista’s Nevada-based mining properties and related assets immediately prior to their transfer to Allied Nevada, in amounts sufficient to undertake certain activities for the benefit of the business Allied Nevada would operate after the completion of the transaction, including purchase of mineral properties or property

Notes to the consolidated financial statements (Unaudited)

(Thousands of U.S. Dollars unless specified otherwise)

interests, payment of amounts necessary to secure the services of a Chief Executive Officer, and purchase of office equipment, software and other miscellaneous items to enable Allied Nevada to commence operations immediately after the completion of the transaction. These loans bore interest at the rate of 6% per annum and all principal and interest owing by Vista U.S. to Vista in respect of such loans were to be paid in full at the time of completion by Allied Nevada on behalf of Vista U.S. Upon closing of the transaction on May 10, 2007, $615 was paid to Vista Gold conditional on the subsequent review and approval of the expenditures that constituted this balance. The subsequent review of invoices identified $132 of expenditures that were determined to be recoverable from Vista in accordance with the agreement. This balance was received from Vista on September 28, 2007.

Consulting Agreements

Prior to April 16, 2007, Scott Caldwell provided services to Allied Nevada under a consulting agreement between Mr. Caldwell and Vista, pursuant to which Mr. Caldwell was paid for consulting services rendered to Allied Nevada at the rate of $1,000 per day (calculated based upon an hourly rate of $125 per hour), in addition to reimbursement, at cost, of any reasonable out-of pocket expenses incurred by Mr. Caldwell in connection with the performance of these consulting services. Mr. Caldwell was not entitled to any bonus payments or other cash or non-cash compensation under his consulting agreement with Vista. This agreement was terminated as of April 16, 2007 and the Company anticipates that it will be replaced by a formal employment agreement with Mr. Caldwell. Mr. Caldwell was paid $105 under the provisions of this contract, in his capacity as President and Chief Executive Officer of Allied Nevada.

On January 26, 2007, Allied Nevada entered into a professional service agreement with Hal Kirby, who was not a related person at the time but was appointed Vice President and Chief Financial Officer of Allied Nevada on April 16, 2007. Under the professional service agreement, Mr. Kirby provided financial and accounting services including review of accounting systems and documentation under development for Allied Nevada, and meeting with auditors and planning for scope and plans for future audits. The agreement was to expire no later than December 31, 2007, with amounts paid under the agreement not to exceed $50. Pursuant to the professional service agreement, the Company compensated Mr. Kirby at the rate of $1,000 per day (calculated on an hourly rate of $100 per hour) worked plus reimbursement of his reasonable out-of-pocket expenses at cost. Mr. Kirby was paid $22 under the provisions of this contract. This service contract was terminated on April 16th, 2007 upon acceptance by Mr. Kirby of the appointment to the position of Vice President and Chief Financial Officer of the Company, and the Company anticipates that it will be replaced by a formal employment agreement that the Company plans to enter into with Mr. Kirby in that capacity.

Agreements with Carl Pescio

Carl Pescio was elected as a director of Allied Nevada on March 1, 2007. Allied Nevada and Mr. Pescio were among the parties to the Arrangement Agreement (Note 4). Mr. Pescio may pursue ventures with mining properties other than those held by Allied Nevada. As a condition to completion of the Arrangement, Mr. Pescio was required to enter into a non-competition agreement with Vista Gold Corp. and Allied Nevada on terms satisfactory to all parties, acting reasonably. On February 15, 2007, Allied Nevada entered into a non-competition agreement and a professional service agreement with Mr. Pescio. Both agreements have two-year terms. Under the non-competition agreement, Mr. Pescio has agreed that during the agreement term he will not carry on business in the State of Nevada which is similar to or in any way competitive with the Company’s mineral property-related business. Under the professional service agreement, Mr. Pescio is to provide services as directed by the Company including assistance with technical review of exploration programs and assistance with investor relations activities, for which the Company will compensate him at the rate of $1,000 per day worked plus reimbursement of his reasonable out-of-pocket expenses at cost. Carl Pescio has not been paid any amount under the terms of this contract to date.

Sierra Partners Consulting Agreement

On July 2, 2007, Allied Nevada entered into an Investor Relations Services Agreement with Sierra Partners II LLC (“Sierra”) to assist Allied Nevada with the development and initiation of an investor relations program and to provide consulting and advisory services regarding the North American investor market. During the six month term of the Agreement, Sierra will receive a monthly retainer of $15 and has been granted an option to purchase 45,000 shares of Allied Nevada common stock in accordance with the Allied Nevada Stock Option Plan. This option has a 10-year term, an exercise price per share of $ 4.35 which was determined in accordance with the Allied Nevada Stock Option Plan as the closing price of Allied Nevada’s common stock on the grant date of July 3, 2007, and a total value of $99 based on a binomial option valuation model. The option will fully vest in one

Notes to the consolidated financial statements (Unaudited)

(Thousands of U.S. Dollars unless specified otherwise)

installment on December 31, 2007. This stock option grant is contingent on stockholder approval of the Allied Nevada Stock Option Plan, which is expected to be sought at Allied Nevada’s first annual meeting of stockholders anticipated to be held in 2008. W. Durand Eppler, an Allied Nevada director, currently serves as President of, and is a partner of, Sierra and, as a result, will benefit from this transaction to the extent of his interest in Sierra.

Provision of Legal Services

Cameron Mingay, an Allied Nevada director who was appointed in March 2007, is a partner at Cassels Brock & Blackwell LLP of Toronto, Ontario, Canada, which since June 2007 has served as outside counsel to Allied Nevada in connection with Canadian corporate and securities law matters. Allied Nevada has paid Cassels Brock an aggregate of $171 for legal services rendered through September 30, 2007. The Company believes that this remuneration is on terms at least as favorable as would have been available from unaffiliated third parties.

Private Placement Financing

In connection with the private placement financing completed in July 2007, Allied Nevada paid a cash finder’s fee of $507, being 5% of the gross proceeds raised, to eligible persons that arranged for purchasers (“Finders”). See Note 8. Shareholders’ Equity – Common Stock – Private Placement Financing. As consideration for its role as Finder in the private placement financing, Quest Securities Corporation (“Quest Securities”), a wholly-owned subsidiary of Quest Capital Corp. (“Quest Capital”) received a cash fee of $105, and warrants to purchase 114,850 units. These warrants are exercisable by Quest Securities for a period of two years at an exercise price of CDN$4.60 per unit. No commissions were paid to Quest Securities with respect to sales of units to directors or officers of Allied Nevada. Robert Buchan, Executive Chairman and a director of Allied Nevada, currently serves as Chairman of Quest Securities as well as Quest Capital and A. Murray Sinclair, an Allied Nevada director, serves as a Managing Director of Quest Capital. In addition, each holds an equity interest in Quest Capital and, as a result, benefited from this transaction to the extent of their interests in Quest Capital. This transaction was entered into solely for the benefit of Allied Nevada, and was not intended to provide Messrs. Buchan and Sinclair with compensation in lieu of salary or other compensation described herein. The Company believes that this finder compensation was on terms at least as favorable as would have been available from unaffiliated third parties.

The other Finder in the private placement financing was Global Resource Investments Ltd. (“Global Resource”) which received a cash finder’s fee of $402. The General Partner of Global Resource is Rule Investments, Inc. (“Rule Investments”). The Rule Family Trust u/d/t 12/17/98 (the “Rule Trust”) owns 100% of Rule Investments. Arthur Richards Rule is co-Trustee of the Rule Trust. Mr. Rule and the Trust are indirect beneficial owners of 2,925,340 shares of Allied Nevada common stock owned by Exploration Capital Partners 2000 Limited Partnership (“Exploration Capital 2000”) and by Exploration Capital Partners 2006 Limited Partnership, representing a beneficial ownership interest of 6.7%. However, this ownership includes 1,631,200 shares (including 815,600 share purchase warrants) acquired by Exploration Capital 2000 in connection with the private placement financing. Prior to the financing, Mr. Rule and the Rule Trust were indirect beneficial owners of 1,294,140 shares of Allied Nevada common stock, representing only approximately 3.3% of the common stock then outstanding. Accordingly, Global Resource would not have been a related party to Allied Nevada prior to the financing, but this disclosure is included for purposes of completeness. The Company believes that the finder compensation for Global Resource was on terms at least as favorable as would have been available from unaffiliated third parties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(U.S. dollars in thousands, unless specified otherwise)

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Allied Nevada Gold Corp. (“Allied Nevada”) for the three months and nine months ended September 30, 2007 has been prepared based on information available to us as of November 7, 2007. MD&A should be read in conjunction with the audited consolidated financial statements of the Company for the three years ended December 31, 2006 and the unaudited interim financial statements for the three and nine months ended September 30, 2007 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Results of Operations

The Company had a consolidated net loss for the three-month period ended September 30, 2007, of $3,387 compared to a consolidated net loss of $883 for the same period in 2006. The increase in the consolidated net loss of $2,504 from the comparable period in the prior year is largely due to an increase of $1,135 in exploration, property evaluation and holding costs and an increase of $1,424 in corporate administration and investor relations costs partially offset by an increase of $170 in interest and other income.

For the nine-month period ended September 30, 2007, the Company had a consolidated net loss of $5,476 compared to $2,041 for the same period in 2006. The increase in the consolidated net loss of $3,435 is largely due to an increase of $1,207 in exploration, property evaluation and holding costs and an increase of $2,509 in corporate administration and investor relations costs partially offset by an increase of $410 in interest and other income.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased to $1,742 during the three-month period ended September 30, 2007, as compared with $607 for the same period in 2006. Exploration, property evaluation and holding costs increased to $2,610 during the nine-month period ended September 30, 2007, as compared with $1,403 for the same period in 2006. The principal variances from the comparative periods in 2006 are as follows:

•	In the third quarter of 2007, we expensed $957 of costs related to expanded exploration activities at the Hycroft mine. The work included the following activities:

•	Eight drill holes were completed for a total of 7,440 feet drilled. The holes encountered sulfide mineralization, and partial assays were obtained from an independent assay lab.

•	Surface mineral samples were collected and assayed for gold and silver in order to identify future drill-hole targets.

•	Geologic field work utilizing gravimetric and induced polarization techniques were employed to identify future drill-hole targets.

•	Geological mapping and aerial survey mapping were completed during the quarter.

There was no comparable work undertaken in 2006.

•	Approximately 400 additional claims were staked at Hycroft. The cost of staking and registering these claims was $89.

•

On May 10, 2007, upon completion of the Arrangement pursuant to the Arrangement Agreement (Note 4 to unaudited interim consolidated financial statements), Allied Nevada began operating as a newly independent company and our common stock began trading on the American and Toronto Stock Exchanges. Operating as a separate company required Allied Nevada to employ its own exploration geologists in the corporate office in 2007, while in 2006 we were allocated a portion of the Vista corporate expenses under the application of the continuity of interests method of accounting. In the third quarter of 2007, the additional costs of these exploration salaries, benefits and travel expenses were $168. For the nine-month period ended September 30, 2007, these additional expenses were $193.

•

The cost of maintaining the Hycroft mine site on care and maintenance were $112 higher for the three-month period and $75 lower for the nine-month period in 2007 when compared to the same periods in 2006. Higher care and maintenance costs were incurred as we continue maintenance activities to ensure that the property could operate in view of our Company’s recent decision to reactivate the mine. For the nine-month period, the reduced maintenance costs are due to the reduced solution management requirements earlier in the year.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $1,819 during the three-month period ended September 30, 2007, compared to $395 for the same period in 2006. Corporate administration and investor relations costs increased to $3,364 during the nine-month period ended September 30, 2007, compared to $855 for the same period in 2006. The increases of $1,424 for the three-month period and $2,509 for the nine-month period can be attributed to a number of factors:

•

In order to start our operations as a newly independent, publicly traded entity, there were a number of administrative and set-up costs incurred in order to set-up legal structures and to develop the necessary accounting and business systems. These one-time costs were incurred during the second quarter and amounted to $275 and partially explain the increased expenses in the nine-month period.

•

In order to maintain the stock listings of Allied Nevada, listing fees and shareholder communication costs of $60 were incurred during the quarter. For the nine-month period, listing fees and shareholder communication costs were $346 and include the initial costs of listing the Company’s common stock on the Toronto and American Stock Exchanges.

•

During the three-month period ended September 30, 2007, we recognized stock-based compensation expense of $687, reflecting grants of options to purchase an aggregate 2,915,000 shares of common stock that we made to directors, employees and consultants during the quarter, as well as a grant of 300,000 Restricted Share Units that we made to the Executive Chairman during the quarter (Note 8). During the same period in 2006, we were allocated $189 of Vista’s stock-based compensation expense. For the nine-month period ended September 30, 2007, we recognized stock-based compensation expense totaling $644 which includes $65 that was allocated to us from Vista. For the same period in 2006, we were allocated $209 of Vista’s stock-based compensation under the continuity of interest method of accounting.

•

In the third quarter of 2007, we incurred three months of other direct general and administrative expenses (“G&A”) totaling $1,131 and were not allocated any of Vista’s G&A expenses. In 2006, we were allocated 32% of Vista’s G&A expenses for three months totaling $395. For the nine-month period ended September 30, 2007, we incurred $2,981 of direct G&A expenses and were allocated $383 of Vista’s G&A, while in the nine-month period ended September 30, 2006, Vista allocated $821 of G&A expenses to us. The change in the total Vista G&A expenses between the two years results primarily from the hiring of additional staff in the Denver office of Vista, additional stock based compensation costs, and additional G&A expenses related to work in connection with the Arrangement. The allocation of G&A expenses by Vista was done based on the relative values of the mineral interests between the Vista Nevada Assets and the properties that were to remain in Vista subsequent to the Arrangement. In addition to these allocation differences, there are additional costs involved in establishing many of the functions in a new company that are not comparable to a prorated allocation of general and administrative costs of Vista. These various factors account for the remaining variance in general and administrative costs between 2007 and 2006.

Depreciation and amortization

Depreciation and amortization expense increased to $62 during the three-month period ended September 30, 2007, compared to $49 for the same period in 2006 resulting from the purchase and resulting depreciation of additional assets required to operate a newly independent public company. During the nine-month period ended September 30, 2007, depreciation and amortization expense was virtually unchanged at $161 in 2007 compared to $150 in 2006, with the entire increase attributable to the depreciation of these additional assets.

Asset retirement obligation and closure costs

During the third quarter of 2007, the Company had accretion expense of $89 compared to no charge during the same period in 2006. During the nine-month period ended September 30, 2007, the Company recorded accretion expense of $133 compared to no charge during the same period in 2006. The accretion expense in 2007 is based on the risk-free credit adjusted rate of 7.5% used to calculate the asset retirement obligation and the opening asset retirement obligation of $4,663.

Other income and expense

Interest income

During the three months ended September 30, 2007 we earned $321 in interest income as compared to $151 for the same period in 2006. The increase of $170 is primarily attributable to an increase in interest earned on our liquid savings account of $158 and an increase in interest earned on the Hycroft mine restricted cash account of $12 as compared to the same period in 2006. The increase in interest earned on the liquid savings account is attributable to higher cash balances available to be invested, reflecting primarily net cash proceeds of $15,378 that we realized in connection with our July 2007 private placement, and the increase in interest earned on the Hycroft mine restricted cash account is due to higher interest rates during the three months ended September 30, 2007 as compared to the same period in 2006.

During the nine months ended September 30, 2007, we earned $742 in interest income as compared to $332 for the same period in 2006. The increase of $410 is attributable to an increase in interest earned on our liquid savings accounts of $378 and an increase in interest earned on the Hyrcoft mine restricted cash account of $32. The increase in interest earned on the liquid savings account is attributable to higher cash balances available to be invested, again reflecting primarily net cash proceeds of $15,378 that we realized in connection with our July 2007 private placement, and the increase in interest earned on the Hycroft mine restricted cash account is due to higher interest rates during the nine months ended September 30, 2007 as compared to the same period in 2006.

Financial Position, Liquidity and Capital Resources

Cash used in operating activities

Cash used in operating activities was $2,269 for the three-month period ended September 30, 2007, compared to $598 for the same period in 2006. Cash used in operations was $3,950 for the nine-month period ended September 30, 2007, compared to $1,310 for the same period in 2006. The increase in cash used in operating activities of $1,671 for the three-month period and $2,640 for the nine-month period can be explained by a number of factors:

•

The increase in the consolidated net loss of $2,504 for the three-month period and $3,435 for the nine-month period increased the cash used in operations. As discussed in prior sections, this increased net loss is primarily the result of the increased exploration costs and the additional G&A costs of starting a new public entity.

•

During the three-month period, there was a $294 reduction in the allocated expenses from Vista that increased the cash used in operations. During the nine-month period ended September 30, 2007, the reduction was $577. During 2006, Vista was directly funding the activities of the Vista Nevada Assets that were subsequently transferred to us as part of the Arrangement Agreement. Since May 10, 2007 we have been operating as a company independent of Vista and have not received any operational funding from Vista.

•

During the three-month period, there was a $250 increase in funds provided by a decrease in non-cash working capital compared to the same quarter in 2006. For the nine-month period ended September 30, there was a $370 increase compared to the 2006 period.

Investing activities

Net cash used in investing activities increased to $134 for the three-month period ended September 30, 2007, from $48 for the same period in 2006. Net cash used in investing activities increased to $15,150 for the nine-month period ended September 30, 2007, from $91 for the same period in 2006. The increase of $86 for the three-month period and $15,059 for the nine-month period results from the following factors:

•

As discussed in Note 4 of the accompanying unaudited interim consolidated financial statements, the Company acquired the Pescio Nevada Assets in exchange for $15,000 in cash and 12.0 million shares. This cash payment explains the majority of the change in the net cash used in investing activities for the nine-month period ended September 30, 2007 compared to the same period in 2006. There were no cash payments made during the three or nine months ended September 30, 2006.

•

Many of the property interests comprising the Pescio Nevada Assets are subject to agreements requiring the property holders to pay advanced minimum royalties which, as described in Note 4 to the financial statements, were recorded as an asset at the value expected to be realized from the royalty stream. This resulted in additional royalty payments that were treated as recoveries of the asset that was acquired in the Arrangement. This resulted in a $205 reduction for the nine-month period ended September 30, 2007 in the cash used in investing activities. There was no reduction for the three-month period ended September 30, 2007.

•

We started operations as a newly independent business on May 10, 2007 upon completion of the Arrangement pursuant to the Arrangement Agreement. As a new entity, there were a number of assets that needed to be purchased in order to start conducting independent business operations. During the third quarter of 2007, the Company acquired two light vehicles, a computer server, and additional computers and office technology in order to conduct business operations. The total spending in the quarter amounted to $87 and increased the cash used in investing activities. For the nine-month period ended September 30, 2007, we acquired $189 of capital items.

Financing activities

The net cash provided by financing activities was $15,634 in the third quarter of 2007 compared to $660 in the same period in 2006. The net cash provided by financing activities was $40,857 in the nine-month period ending September 30, 2007 compared to $1,409 in the same period in 2006. This $14,974 increase for the three-month period and the $39,448 increase for the nine-month period in cash provided by financing activities was the result of these factors;

•

On July 16, 2007, we completed a CDN$ 17,001 private placement as discussed in Note 8 to the financial statements. Pursuant to this private placement, we realized gross proceeds of $16,164 and incurred financing-related costs of $786 to result in a net cash inflow from the private placement of $15,378.

•	During the third quarter, holders of Allied Nevada special stock options exercised their rights to acquire 123,625 shares of our common stock. The total exercise price of these options was $255.

•

During the second quarter of 2007, pursuant to the Arrangement Agreement, Vista paid $25,000 to Allied Nevada, of which $15,000 was paid to the Pescios as partial consideration for the Pescio Nevada Assets. The remaining $10,000, less costs and expenses and amounts required to pay amounts owing to Vista pursuant to the Arrangement Agreement, is being used to fund our exploration and development projects and ongoing commitments.

•

During the current quarter, Vista reduced its intercompany funding of Allied Nevada by $660 for the three-month period and $1,186 for the nine-month period compared to the same period of 2006. The reduction in funding resulted because the Arrangement Agreement closed in May 2007 and Vista was not required to fund any additional cash requirements after the closing of the Arrangement Agreement. Vista provided the funding for all cash requirements of the Vista Nevada Assets during 2006.

Liquidity and Capital Resources

At September 30, 2007, our total assets increased to $110,454 from $17,303 at December 31, 2006. Much of this increase was a result of the closing of the Arrangement, which resulted in among other things, Vista’s payment to Allied Nevada of $25,000, of which $15,000 was paid to the Pescios as partial consideration for the Pescio Nevada Assets. The remaining $10,000, less costs and expenses and amounts required to pay amounts owing to Vista pursuant to the Arrangement Agreement, is being used to fund our exploration and development projects and ongoing commitments. Additionally, in July 2007 we completed a private placement that increased our net assets by a further $15,378.

At September 30, 2007, we had working capital of $21,437 compared to $50 at December 31, 2006, representing an increase of $21,387. This increase is primarily related to an $21,757 increase in cash and cash equivalents as explained in the previous sections discussing cash used in operating activities, cash used in investing activities, and cash provided by financing activities. Other non-cash current asset items increased by $981 as a result of the Company setting up our own prepaid insurance accounts and additional prepayments required by contract diamond drilling companies operating at the Hycroft mine. Current liabilities increased by $1,351 since December 31, 2006 as we recognized our own accruals related to vacation pay, bonus, directors’ fees, and accrued legal fees related to commencement of our independent business operations.

At September 30, 2007, we had cash equivalents totaling $21,705. All cash equivalents were short-term investments in United States Government marketable securities. There is no exposure in asset backed commercial paper.

At September 30, 2007, we had no outstanding debt to banks or financial institutions.

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

The Pescios were parties to the agreement dated November 7, 2002 with Atna Resources Ltd. and Atna Resources, Inc. (“Atna”) in accordance with which the Pescios granted to Atna the option to acquire 100% of the Beowave property subject to the obligation to pay a mineral production royalty equal to 3% NSR from the production of minerals from the property and to pay AMR payments of $75 on or before November 6, 2006, and $100 on or before November 6, 2007 and on or before November 6 of each subsequent year. Atna has informed Allied Nevada, successor in interest to the Pescios, of its intention to return the property to Allied Nevada, and is not proceeding with the agreement.

During the year, the Company entered into lease agreements on office space in Toronto and Reno. The Toronto office space was rented under a one-year lease at a rent of CDN$1,500 per month ending on September 30, 2008. The Company entered into a one-year renewable lease which expires on May 31, 2008 for an exploration office in Reno for an amount of $1,425 per month. The Company entered into a sublease for office space for the corporate office in Reno with monthly lease payments of $6,064 and a lease term that ends on November 25, 2009.

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

In July 2007, the Company entered into a service contract with Boart Longyear Drilling Services, Elko, Nevada Division to provide a truck mounted reverse circulation drilling rig. The anticipated total footage on the project is 100,000 feet at a maximum depth of 1600 feet.

In August 2007, the Company entered into a service contract with DOSECC, Inc. to perform core drilling service at the Hycroft Mine project. The holes are to be drilled and cored to a total depth of up to 2000 feet based on the direction provided by the Company. The Company has advanced $150 to DOSECC, Inc. for their services and has agreed to provide for a minimum of 15,000 feet of drilling and coring.

Planned Reactivation of Hycroft Mine

On September 11, 2007, the Board of Directors approved the reactivation of the Hycroft Mine. The Hycroft reactivation project involves reopening the Brimstone oxide open pit mine, which had been in production from 1994 until 1998 when the entire Hycroft Mine was closed and put on care and maintenance due to low gold prices.

While in production the Brimstone deposit contributed 175,000 ounces of gold production to the Hycroft total production of approximately 1 million ounces of gold. Once reactivated, the Brimstone Mine is expected to produce 375,000 ounces of gold over the next five years. Reflecting the good condition of the facilities at Hycroft, the capital cost required to attain this production is expected to be approximately $27 million, of which $21 million will be spent on pre-stripping and leach pad construction. In addition to the capital expenditures required to reopen the mine, the recommissioning program will require Allied Nevada to fund additional working capital and reclamation bonding of approximately $14 million. Virtually all of the capital funds will be spent in 2008, with a target of achieving production in the fourth quarter of 2008. The critical constraints to achieve the gold production schedule include the timing of reclamation bond approval, the availability of a mining contractor to complete the pre-stripping, and the availability of a contractor to construct the leach pad. Allied Nevada has scheduled these activities to begin in May 2008, but it is possible that these activities can be completed sooner resulting in an earlier start of gold production. We plan to utilize outside funding sources to provide the necessary capital required to re-open the Hycroft Mine, and are evaluating potential financing alternatives for the project. Current cash expenditures for the project are being provided from Allied Nevada’s funds.

To complement this production objective, as previously announced, in August 2007 Allied Nevada commenced a 90,000 foot exploration drill program designed to upgrade and expand the oxide gold mineralized material and to drill test the higher grade sulfide gold system below the oxides in the Brimstone and Crofoot Lewis open pit mines. Our deep drilling program is designed to validate the overall extent of the sulfide system, thereby allowing Allied Nevada to design a detailed drill program in order to define the size, continuity and economic value of the mineralization. As of September 30, 2007, eight drill holes were completed for a total of 7,440 feet drilled. The holes encountered sulfide mineralization, and partial assays were obtained from an independent assay lab.

Outlook

The Company intends to aggressively evaluate the mineral potential of several of the land positions in our portfolio during the remainder of 2007. These activities include but are not limited to the following:

•	Activities in connection with the planned reactivation of the Hycroft Mine, as approved by the Board of Directors in September 2007. Development plans for the remainder of the year include:

•	Complete bond cost calculation and post bond for the planned mining disturbance.

•	Review and repair site electrical system.

•	Hire key site managers

•	Award the engineering bid for refinery design and construction.

•	Award the engineering bid for leach pad design and quality assessment.

•	Award the mining contract.

•	Continue repairs on site infrastructure.

•	Continue geophysics and induced polarization work at in and around the Hycroft Mine in order to identify future exploration targets.

•

Continue exploration drilling programs designed to evaluate the sulfide and oxide mineral potential in and around the existing Hycroft Mine and infrastructure. A 70-hole drill program has been permitted and is being aggressively pursued with three drill rigs, with a fourth possibly to be added.

•	Conduct initial exploration field work to prioritize properties from highest to lowest geologic potential, based upon management’s interpretation of the property’s geologic potential.

•	Gain an understanding of our various joint venture business partners work programs and assessments on those properties that have been optioned to others.

•	Continue to expand infrastructure required to operate as a publicly traded company. The activities planned for the remainder of the year are as follows:

•	Complete initial staffing needs at head office and the Hycroft Property. Total number of employees is estimated to be approximately 15 by year-end.

•	Continue the development of those business systems required to operate in an efficient manner. These systems included accounting, finance and land monitor systems.

•	Refine those systems required to manage the Human Resource function in an efficient manner.

Note Regarding Forward-Looking Statements

Certain statements in this document constitute “forward-looking statements”.. All statements, other than statements of historical facts, included herein and in press releases and public statements by our officers or representatives, that address activities, events or developments that management of Allied Nevada expects or anticipates will or may occur in the future, are forward-looking statements, including but not limited to such things as future business strategy, plans and goals, competitive strengths, expansion and growth of our business, plans for reactivation of the Hycroft Mine including anticipated scheduling and production estimates, as well as estimated capital and other costs, technical risks associated with the Hycroft reactivation project, timing of reclamation bond approval, the availability of outside contractors including a mining contractor to complete the pre-strip, and availability of a contractor to construct the leach pad, results of exploration drilling programs currently underway at Hycroft, current estimates of gold oxide mineralized material, potential for upgrading and expanding oxide gold mineralized material and extension of life of the oxide project, results of evaluation of underlying sulfide mineralization at Hycroft, future gold prices, availability and timing of capital for financing the planned reactivation of the Hycroft Mine, anticipated cash flows if production is resumed, estimated completion dates, estimated exploration expenditures, operations, proven or probable reserves, mineralized material, current working capital, cash operating costs, and statements made concerning anticipated effects of the Arrangement.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe” “target”, “budget”, “may”, “schedule” and similar words or expressions identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements, including anticipated scheduling and production estimates in connection with our proposed reactivation of the Hycroft Mine and anticipated consequences of the Arrangement, to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. The anticipated timing and cost of reactivation of the Hycroft Mine as well as the expected production from the mine are based on the following assumptions: Capital cost estimates are based on current cost estimates (July 2007) of construction and mining costs. These estimates were developed by independent consultants and Allied personnel. Production estimates are based upon the actual gold recovery achieved on Brimstone ores. Ore tonnage estimates and gold grades are based on the mine plans and production schedules developed by an independent consultant. Although our management believes that its expectations are based on reasonable assumptions, we can give no assurance that these expectations will prove correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among others:

•	Business-related risks including:

•	Risks related to our status as a newly formed independent company and our lack of operating history;

•	Risks relating to the planned reactivation of the Hycroft Mine including:

•	risks of delays in receipt of reclamation bond approval and delays in completion of construction;

•	uncertainties relating to availability and timing of capital for financing the planned reactivation;

•	risks relating to availability of outside contractors including a mining contractor to complete the pre-strip, and availability of a contractor to construct the leach pad;

•	risks of shortages of equipment or supplies;

•	uncertainties relating to obtaining approvals and permits from governmental regulatory authorities including timing of required reclamation bond approval; and

•	risks of inability to achieve anticipated production volume or manage cost increases;

•	Risks that our acquisition, exploration and evaluation activities will not be commercially successful;

•	Risks relating to fluctuations in the price of gold;

•	The inherently hazardous nature of mining activities;

•	Uncertainties concerning estimates of reserves and mineralized material;

•	Uncertainty of being able to raise capital on favorable terms or at all;

•	Risks relating to intense competition within the mining industry;

•	Our dependence on outside sources to place mineral properties into production;

•	Potential effects on our operations of U.S. federal and state governmental regulation, including environmental regulation and permitting requirements;

•	Risks of significant cost increases;

•	Uncertainties concerning availability of equipment and supplies;

•	Risks relating to our dependence on third parties that are responsible for exploration and development on some of our properties;

•	Risks that we may lose key personnel or fail to attract and retain personnel;

•	Risks that we may experience difficulty in managing our growth;

•	Potential challenges to title in our mineral properties; and

•	Risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval.

•	Risks related to our common stock, including:

•	Potential volatility in the trading price of our common stock;

•	Risks inherent in accurately valuing our common stock; and

•	Potential adverse effect of future sales of our common stock on the trading price of our common stock.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements, please see “Part II – Item 1A. Risk Factors”, as well as those factors discussed in our latest annual report on Form 10-K and other filings with the SEC. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that our forward-looking statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The gold price fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $636 by December 31, 2006 and was $743 on September 28, 2007 and $790 on November 1, 2007. The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

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

The principal executive officer and principal financial officer have evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As discussed in “Explanatory Notes” and elsewhere in this document, Allied Nevada is a newly independent company that commenced operations in May 2007. We were incorporated under the laws of Delaware on September 14, 2006 and until May 10, 2007 we were a wholly-owned subsidiary of Vista.

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

Accordingly, at September 30, 2007, we had just completed our first full quarter of operations as an independent company and during that time have continued the design and implementation of processes for internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Since May 10, 2007, the Company has focused on corporate governance as the initial foundation of good internal controls over financial reporting. The Company has adopted charters for each of its Audit Committee, Corporate Governance Committee, and Compensation Committee. The Company has adopted significant corporate governance policies including, but not limited to, a delegation of authority policy, a code of business conduct and ethics, a policy on related party transactions and a disclosure policy. The Company also adopted policies to govern treasury functions including; bank account and cash management, derivatives and hedging transactions and investments.

Allied Nevada will continue to develop, maintain, and review the effectiveness of its internal control over financial reporting and will implement changes as necessary.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

In Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the “June 2007 10-Q”), we presented risk factors that amended and restated in their entirety the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. In view of our recent decision to commence activities in connection with the planned reactivation of our Hycroft Mine, we have added risk factors relating to the planned reactivation and have revised and reordered certain of the other risk factors. Accordingly, set forth below are amended and restated risk factors that supersede in their entirety the risk factors as set forth in Item 1A. of the June 2007 10-Q.

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

Risks Relating to Our Company

We are at an early stage of development and have minimal operating history as an independent company. Our future revenues and profits are uncertain.

We are an exploration-stage venture with minimal operating history as an independent company. We were incorporated in September 2006 and commenced operations in May 2007 with properties and other mineral assets formerly held by Vista and the Pescios. See “Explanatory Note — Formation of Allied Nevada”. None of these properties is currently producing gold in commercial quantities and there can be no assurance that these properties, or others that may be acquired by us in the future, will produce gold in commercial quantities or otherwise generate operating earnings. Although our properties include the Hycroft mine, operations at the Hycroft mine were suspended in December 1998, and the site was placed on care and maintenance and remains at this status today. As discussed herein, our Board of Directors recently approved the reactivation of the Hycroft Mine, and we have started planning and conducting activities for the proposed reactivation. Even if we re-commence mining activities at the Hycroft mine or commence development activity on other properties, we may continue to incur losses beyond the period of commencement of such activity. There is no certainty that we will produce revenue, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, investors might not be able to realize returns on their investment in our common stock or keep from losing their investment. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

The reactivation of the Hycroft Mine is subject to risks including delays in completion and we may be unable to achieve anticipated production volume or manage cost increases.

Completion of the reactivation of our Hycroft Mine is subject to various factors, including the availability and performance of our engineering and construction contractors, mining contractors, suppliers and consultants and receipt of required governmental approvals. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or delay or failure to receive required governmental approvals, could delay or prevent the reactivation of the Hycroft Mine as currently planned. There can be no assurance:

•	when or whether the Hycroft Mine will be reactivated and start-up will re-commence;

•	that we will be able to timely obtain sufficient funds to finance re-activation and development activities;

•	that available personnel and equipment will be available to us, including availability of a mining contractor to complete the prestrip and availability of a contractor to construct the leach pad;

•	that we will timely obtain reclamation bond approvals;

•	whether the resulting operations will achieve the anticipated production volume; or

•	that the re-activation costs and ongoing operating costs associated with the development of the Hycroft Mine will not be higher than anticipated.

Although most of our executive management team has experience in developing and operating mines, Allied Nevada, as a newly-formed independent company, has never developed or operated a mine or managed a significant mine development project. We cannot assure you that the reactivation of the Hycroft Mine will be completed at the cost and on the schedule predicted, or that gold grades and recoveries, production rates or anticipated capital or operating costs will be achieved.

Although we believe that we will be able to obtain sufficient funds to complete the reactivation of the Hycroft Mine we cannot provide assurance of this. Furthermore, if the actual cost to complete the project is significantly higher than currently expected, there can be no assurance that we will have sufficient funds to cover these costs or that we will be able to obtain alternative sources of financing to cover these costs. Unexpected cost increases, reduced gold prices or the failure to obtain necessary additional financing on acceptable terms to complete the reactivation of the Hycroft Mine on a timely basis, or to achieve anticipated production capacity, could have a material adverse effect on our future results of operations, financial condition and cash flows.

We cannot be certain that our acquisition, exploration and evaluation activities will be commercially successful.

Although we have recently commenced activities in connection with our planned reactivation of the Hycroft Mine, we currently have no properties that produce gold in commercial quantities. Substantial expenditures are required to acquire existing gold properties, to establish ore reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot provide assurance that any gold reserves or mineralized material acquired or discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis. Whether income will result from the Hycroft Mine depends on the successful re-establishment of mining operations. Factors including costs, actual mineralization, consistency and reliability of ore grades and commodity prices affect successful project development. The reactivation and efficient operation of processing facilities, the existence of competent operational management and prudent financial administration, as well as the availability and reliability of appropriately skilled and experienced consultants also can affect successful project development which, in turn, could have a material adverse effect on our future results of operations.

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

The exploration and development of our development properties, specifically our planned reactivation of the Hycroft Mine and other construction of mining facilities and commencement of mining operations, will require substantial additional financing. Significant capital investment is required to achieve commercial production from each non-producing property. We will have to raise additional funds from external sources in order to reactivate the Hycroft Mine, maintain and advance our existing property positions and to acquire new gold projects. There can be no assurance that additional financing will be available at all or on acceptable terms and, if additional financing is not available to us, we may have to substantially reduce or cease operations.

We face intense competition in the mining industry.

The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. This, in turn, may adversely affect our financial condition and our future results of operations. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for qualified employees, our exploration and development programs may be slowed down or suspended. In addition, we compete with other gold companies for capital. If we are unable to raise sufficient capital, our exploration and development programs may be jeopardized or we may not be able to acquire, develop or operate gold projects.

We will depend on outside sources to place our mineral deposit properties into production.

Our ability to place our properties into production will be dependent upon using the services of appropriately experienced personnel or contractors and purchasing equipment, or entering into agreements with other major resource companies that can provide such expertise or equipment. There can be no assurance that we will have available to us the necessary expertise or equipment when and if we place our mineral deposit properties into production. If we are unable to successfully return such expertise and equipment, our development and growth could be significantly curtailed.

In connection with the planned reactivation of our Hycroft Mine, important requirements for us to achieve gold production as currently scheduled include the availability of a mining contractor to complete the prestrip, and the availability of a contractor to construct the leach pad. There can be no assurance that these contractors will be available to us on a timely basis or on terms acceptable to our management. If we are unable to secure such contractors, our development and growth could be significantly curtailed.

Our operations are subject to numerous governmental permits which are difficult to obtain and we may not be able to obtain or renew all of the permits we require, or such permits may not be timely obtained or renewed.

In the ordinary course of business we are required to obtain and renew governmental permits for our operations, including the reactivation, operation and expansion of the Hycroft Mine. Obtaining or renewing the necessary governmental permits is a complex and time-consuming process involving costly undertakings by Allied Nevada. The duration and success of our efforts to obtain and renew permits are contingent upon many variables not within our control including the interpretation of applicable requirements implemented by the permitting authority. We may not be able to obtain or renew permits that are necessary to our operations, or the cost to obtain or renew permits may exceed our estimates. Failure to comply with applicable environmental and health and safety laws and regulations may result in injunctions, fines, suspension or revocation or permits and other penalties. There can be no assurance that we have been or will at all times be in full compliance with all such laws and regulations and with our environmental and health and safety permits or that we have all required permits. The costs and delays associated with compliance with these laws, regulations and permits and with the permitting process could stop us from proceeding with the operation or development of the Hycroft Mine or increase the costs of development or production and may materially adversely affect our business, results of operations or financial condition.

Our exploration and development operations are subject to environmental regulations, which could result in the incurrence of additional costs and operational delays.

All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our projects. We will be subject to environmental regulations with respect to our properties in Nevada, under applicable federal and state laws and regulations. In connection with the planned reactivation of our Hycroft Mine, we will be dependent upon receipt of environmental approvals including reclamation bond approval, the timing of which will be critical to our ability to restart production as currently scheduled.

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

Increased costs could affect our financial condition.

We anticipate that costs at the Hycroft Mine, as well as other properties that we may explore or develop, will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining exploration and development operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of production.

We are dependent on third parties that are responsible for exploration and development on some of our properties.

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

As a newly-independent entity, Allied Nevada is establishing operating procedures for evaluating, acquiring and developing properties, and negotiating, establishing and maintaining strategic relationships. Our ability to manage our growth, if any, will require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage growth effectively, our business and financial condition would be materially harmed. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources.

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

Carl and Janet Pescio own approximately 21% of the issued and outstanding shares of Allied Nevada. In addition to being a major stockholder, Mr. Pescio is a director of Allied Nevada. Because of the Pescios’ major shareholding and Mr. Pescio’s position on the Allied Nevada Board, the Pescios could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us or entrenching our management or the board of directors, which could conflict with the interests of our other stockholders and, consequently, could adversely affect the market price of our common stock.

If we fail to comply with the Sarbanes-Oxley Act of 2002, our business may be adversely affected.

As a new reporting company under the Securities Exchange Act of 1934, we are subject to certain provisions of the Sarbanes-Oxley Act of 2002. This Act, and related rules and regulations adopted by the SEC and stock exchanges, affects corporate governance, securities disclosure, compliance practices, disclosure controls and procedures, and financial reporting and accounting systems. Section 404 of the Sarbanes-Oxley Act of 2002, for example, requires companies subject to the reporting requirements of the United States securities laws to do a comprehensive evaluation of their internal controls over financial reporting. Beginning with our annual report on Form 10-K for the year ending December 31, 2008, we will need to document and test our internal control procedures, our management will need to assess and report on our internal control over financial reporting and our independent accountants will need to issue an opinion on the effectiveness of those controls. If we fail to comply with Section 404 when we are required to comply, or if we or our independent auditors identify issues in our compliance with requirements relating to internal controls, we may be prevented from providing the required financial information in a timely manner (which could materially and adversely impact our business, financial condition and the trading price of our common stock), or be prevented from otherwise complying with the standards applicable to Allied Nevada as a public company, which could subject us to adverse regulatory consequences.

Some of our directors may have conflicts of interest as a result of their involvement with other natural resource companies.

Some of our directors are directors or officers of other natural resource or mining-related companies, or may be involved in related pursuits that could present conflicts of interest with their roles at Allied Nevada. Robert Buchan is a director of Extract Resources Limited, Quest Capital Corp. and Rainy Mountain Capital Corp. W. Durand Eppler is CEO and a director of Coal International PLC, a director of Vista, a director of Augusta Resource Corporation and director and non-executive Chairman of NEMI Northern Energy & Mining Inc. Terry M. Palmer is a director of Apex Silver Mines Limited. Michael B. Richings is Chief Executive Officer and a director of Vista and is a director of Zaruma Resources Inc., which holds interests in mining properties. A. Murray Sinclair is a director of General Minerals Corporation and Premier Gold Mines Limited. John Ivany is a director of Breakwater Resources Ltd. Cameron Mingay is a director of Silver Bear Resources Inc. Robert G. Wardell is Vice-President, Finance and Chief Financial Officer of Victory Nickel Inc. and a director of Katanga Mining Limited. Carl Pescio is a director of Tornado Gold International Corp. As well, Mr. Pescio may pursue ventures with mining properties other than those held by Allied Nevada. As a condition to completion of the Arrangement, Mr. Pescio entered into non-competition and professional service agreements with us (see Consolidated Financial Statements – Note 12). These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict to a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict.

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

Future sales of substantial amounts of our common stock or equity-related securities in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. As of November 7, 2007, 42,794,206 shares of our common stock were outstanding, of which 25,403,207 were issued to Vista shareholders pursuant to the Arrangement in reliance on the exemption from registration under the Securities Act pursuant to Section 3(a)(10) thereof and are freely transferable by persons other than affiliates of Allied Nevada or Vista without restriction or registration under the Securities Act and approximately 1.5 million shares were retained by Vista to facilitate payment of taxes by Vista. As well, 12,000,000 shares were issued to the Pescios who subsequently transferred an aggregate of 2,700,000 of those shares to two transferees. The Allied Nevada shares held by the Pescios and their transferees are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including an exemption contained in Rule 144 under the Securities Act. We were obligated to register 35% of these shares, or 4,200,000, for resale and accordingly filed with the SEC a registration statement on Form S-1 to register those shares for resale. The registration statement was declared effective by the SEC on August 7, 2007. With that registration statement we also registered for resale 3,696,000 shares of common stock that we issued in July 2007 as part of a private placement of 3,696,000 units, each comprised of one share of common stock and one common share purchase warrant. We also agreed to register for resale the shares issuable on warrant exercise at a later date and we also plan to register for resale an aggregate of 229,700 shares underlying the finder warrants we issued as partial compensation to one of the finders in the transaction. We cannot predict the effect, if any, that future sales of our common stock, or the availability of our shares for future sale, will have on the trading price of our common stock.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our common stock. We intend to retain all of our earnings for the foreseeable future to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases. Our Board of Directors retains the discretion to change this policy.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our unregistered sales of equity securities during the three months ended September 30, 2007, have previously been reported in reports filed with the Commission.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

4.1(3)	Form of Common Share Purchase Warrant, dated July 16, 2007, issued by Allied Nevada Gold Corp. to each Holder (as defined therein)

4.2(3)	Form of Finder’s Warrant to Purchase Units, dated July 16, 2007, issued by Allied Nevada Gold Corp. to Quest Securities Corporation

10.1(1)	Allied Nevada Gold Corp. 2007 Stock Option Plan, as amended

10.3(2)	Investor Relations Services Agreement by and between Allied Nevada Gold Corp. and Sierra Partners II LLC, dated July 2, 2007

10.4(3)	Form of Subscription Agreement for Units, dated July 16, 2007, as amended, by and between Allied Nevada Gold Corp. and each Subscriber (as defined therein)

10.5(3)	Finder’s Fee Agreement, dated as of July 16, 2007, by and between Allied Nevada Gold Corp. and Global Resource Investments Ltd.

10.6(3)	Indemnity Agreement, dated as of July 16, 2007, by and between Allied Nevada Gold Corp. and Global Resource Investments Ltd.

10.7(1)	Allied Nevada Gold Corp. Restricted Share Plan

10.8(1)	Form of Restricted Share Right Grant Letter under the Allied Nevada Gold Corp. Restricted Share Plan

10.9(1)	Restricted Share Right Grant Letter for Robert M. Buchan dated as of July 3, 2007

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 27, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 3, 2007.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 20, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED NEVADA GOLD CORP.
(Registrant)

Date: November 7, 2007	By:	/s/ Scott A. Caldwell
Scott A. Caldwell
President and Chief Executive Officer

Date: November 7, 2007	By:	/s/ Hal D. Kirby
Hal D. Kirby
Vice President and Chief Financial Officer

EXHIBITS

4.1(3)	Form of Common Share Purchase Warrant, dated July 16, 2007, issued by Allied Nevada Gold Corp. to each Holder (as defined therein)

4.2(3)	Form of Finder’s Warrant to Purchase Units, dated July 16, 2007, issued by Allied Nevada Gold Corp. to Quest Securities Corporation

10.1(1)	Allied Nevada Gold Corp. 2007 Stock Option Plan, as amended

10.3(2)	Investor Relations Services Agreement by and between Allied Nevada Gold Corp. and Sierra Partners II LLC, dated July 2, 2007

10.4(3)	Form of Subscription Agreement for Units, dated July 16, 2007, as amended, by and between Allied Nevada Gold Corp. and each Subscriber (as defined therein)

10.5(3)	Finder’s Fee Agreement, dated as of July 16, 2007, by and between Allied Nevada Gold Corp. and Global Resource Investments Ltd.

10.6(3)	Indemnity Agreement, dated as of July 16, 2007, by and between Allied Nevada Gold Corp. and Global Resource Investments Ltd.

10.7(1)	Allied Nevada Gold Corp. Restricted Share Plan

10.8(1)	Form of Restricted Share Right Grant Letter under the Allied Nevada Gold Corp. Restricted Share Plan

10.9(1)	Restricted Share Right Grant Letter for Robert M. Buchan dated as of July 3, 2007

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 27, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 3, 2007.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed July 20, 2007.