Form 10-K
period 2007-12-31
Allied Nevada Gold Corp
filed 2008-03-07
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-33119

ALLIED NEVADA GOLD CORP.

(Exact name of Registrant as specified in its charter)

Delaware	20-5597115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9604 Prototype Court, Reno Nevada 89521

(775) 358-4455

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting Common Stock held by non-affiliates as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $127,422,137 based on the last reported sale price of the Common Stock on the American Stock Exchange on that date.

Number of shares outstanding of the registrant’s Common Stock as of March 3, 2008: 42,974,150

Documents Incorporated by Reference:

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Stockholders are hereby incorporated by reference into this report. See Part III.

EXPLANATORY NOTES

Formation of Allied Nevada

Initial Corporate Organization

Allied Nevada Gold Corp. commenced operations in May 2007. We were incorporated under the laws of Delaware on September 14, 2006 and until May 10, 2007 we were a wholly-owned subsidiary of Vista Gold Corp., a corporation incorporated under the laws of the Yukon Territory, Canada. Vista is engaged in the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, with current holdings in California, Idaho and Colorado (and, prior to May 10, 2007, also in Nevada) in the United States, as well as Bolivia, Mexico, Indonesia and Australia.

We commenced our operations on May 10, 2007, following Vista’s transfer to us of its Nevada-based mining properties and related assets, along with cash, and the transfer to us by Carl Pescio and Janet Pescio (the “Pescios”) of their interests in certain Nevada mining properties and related assets. These transfers to us were made in exchange for shares of our common stock and cash, under the terms of an Arrangement and Merger Agreement that we entered into with Vista and the Pescios on September 22, 2006, as amended (the “Arrangement Agreement”) as summarized below. In this document, we sometimes use the terms “Vista Nevada Assets” and “Pescio Nevada Assets” to refer to, respectively, Vista’s Nevada-based mining properties and related assets, and the Pescios’ interests in certain Nevada mining properties and related assets that were transferred to us pursuant to the Arrangement Agreement. We have now begun to conduct our new business of evaluation, acquisition, exploration and advancement of gold exploration and development projects in the state of Nevada. Before the Arrangement Agreement transactions were completed, we had no properties or property interests, were not yet conducting business operations and had no shareholders other than Vista.

Arrangement Agreement

Pursuant to the terms of the Arrangement Agreement, the parties completed a transaction that resulted in Vista’s transfer of the Vista Nevada Assets to Allied Nevada along with cash, and the Pescios’ transfer to Allied Nevada of the Pescio Nevada Assets, all pursuant to an arrangement (which we refer to as the “Arrangement” in this document) under the provisions of the Business Corporations Act (Yukon Territory).

Among other things, pursuant to the Arrangement Agreement:

•

Vista reorganized its business to split the Vista Nevada Assets from its other properties and related assets and ensured that all of the Vista Nevada Assets were held by its wholly-owned subsidiary, Vista Gold Holdings Inc. (“Vista U.S.”) or subsidiaries wholly-owned by Vista U.S.;

•

Vista subsequently transferred all issued and outstanding shares of Vista U.S. and $25 million in cash to Allied Nevada (less approximately $615,000 owed to Vista in connection with loans that Vista made to Vista U.S. pursuant to the Arrangement Agreement, which amount was subsequently reduced to $483,000) in return for the number of shares of Allied Nevada common stock equal to 27,500,000 less the number of Option Shares (as defined in the Plan of Arrangement); and

•

The Pescios transferred their interests in the Pescio Nevada Assets to Allied Nevada Gold Holdings LLC, a limited liability company incorporated under the laws of Nevada with Allied Nevada as its sole member, in return for 12,000,000 shares of Allied Nevada common stock and $15 million in cash from Allied Nevada.

As part of the transaction, Vista shareholders exchanged each of their Vista common shares and received, subject to applicable withholding taxes, (i) one new Vista common share and (ii) a pro rata portion of (A) the number of shares of Allied Nevada common stock received by Vista as part of the Arrangement less (B) the number of Allied Nevada shares retained by Vista to facilitate payment of any taxes payable in respect of the

i

Arrangement. Holders of Vista options exchanged their options for options to acquire Allied Nevada shares and options to acquire newly created Vista shares, and holders of Vista warrants had their warrants adjusted in accordance with the terms of the warrants.

Accordingly, upon closing of the Arrangement, Allied Nevada issued 38,933,055 shares of common stock as part of the transaction, of which 12,000,000 were issued to the Pescios as partial consideration for the acquisition of the Pescio Nevada Assets and 26,933,055 were issued to Vista in accordance with the Arrangement. Of the 26,933,055 Allied Nevada shares issued to Vista, 25,403,207 shares were distributed to shareholders of Vista, less any applicable withholding taxes, and Vista retained approximately 1,529,848 shares to facilitate the payment of any taxes payable by Vista in respect of the Arrangement. The new common shares of Vista and the shares of Allied Nevada common stock began trading on May 10, 2007, on the AMEX and the TSX.

Also pursuant to the terms of the Arrangement Agreement, Vista transferred $25 million in cash to Allied Nevada in connection with the closing of the Arrangement. Of this amount, Allied Nevada paid $15 million to the Pescios as partial consideration for the acquisition of the Pescio Nevada Assets. Accordingly, our initial working capital was approximately $10 million, less amounts required to pay amounts owing to Vista in connection with loans that Vista made to Vista U.S. pursuant to the Arrangement Agreement. The aggregate loan amount was approximately $483,000. Under the Arrangement Agreement, we agreed to use our commercially reasonable efforts to complete an equity financing of no less than $15 million as soon as practical after closing. On July 16, 2007, we met this requirement with the completion of a non-brokered private placement financing in which we sold and issued a total of 3,696,000 units for total gross proceeds of CDN$17,000,000, or approximately $16.3 million based on the U.S./Canadian dollar exchange rate on the closing date. Each unit consisted of one share of common stock and one common share purchase warrant. Each warrant entitles the holder thereof to acquire one share of common stock of Allied Nevada at any time prior to the close of business on July 16, 2009 at a price of CDN$5.75 per share. We also issued as a finder’s fee 114,850 warrants, each such warrant exercisable for one unit at any time prior to the close of business on July 16, 2009 at an exercise price of CDN$4.60, and paid cash finder’s fees totaling $507,000 to the two entities that served as finders in the private placement financing. See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Capital Resources—Financing Activities”.

The issuance of securities by Vista and Allied Nevada to Vista security holders pursuant to the Arrangement was not registered under the Securities Act or the securities laws of any state of the United States and was effected in reliance upon the exemption from registration under the Securities Act provided by Section 3(a)(10) thereof. Section 3(a)(10) of the Securities Act exempts from registration a security that is issued in exchange for outstanding securities where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange have the right to appear, by a court or by a governmental authority expressly authorized by law to grant such approval. The Supreme Court of the Yukon Territory, an authorized court, approved the Arrangement by a Final Order granted on November 29, 2006. The Final Order accordingly constituted a basis for the exemption from the registration requirements of the Securities Act with respect to the issuance of the securities of Vista and Allied Nevada to Vista security holders pursuant to the Arrangement.

Financial Information Included in This Document

This Annual Report on Form 10-K includes financial and other information for the years ended December 31, 2003-2007. Prior to May 10, 2007, we were still a wholly-owned subsidiary of Vista. Consistent with our past filings with the SEC, the financial statements, related discussion and analysis and other financial information in this document were prepared as relates to the subsidiaries of Vista that held Nevada-based mining properties and related assets that were transferred to Allied Nevada as part of the Arrangement. In our filings prior to the completion of the Arrangement, we referred to these subsidiaries as “Vista Gold Corp.—Nevada exploration properties” or “Vista Nevada”. Our financial statements do not include any historical financial information on the property interests acquired by Allied Nevada from the Pescios, because that acquisition was considered an asset purchase and not a purchase of a business. Consequently, financial information relating to the property interests acquired from the Pescios is not incorporated into these statements. This assessment is based on the fact that no separate entity was acquired but rather a group of interests in mineral properties assembled over time by the Pescios. Accordingly, the financial statements for periods prior to the completion of the Arrangement as presented in this Annual Report on Form 10-K are those of Vista Nevada, as so termed, and are not indicative of results of operations of Allied Nevada as it is now constituted.

For further information concerning financial information included in this document, please see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Consolidated Financial Statements—Note 1.

FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” in “Part I—Item 1. Business”, “Part I—Item 1A. Risk Factors”, “Part I—Item 2. Properties”, “Part I.—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sections and elsewhere throughout this Annual Report on Form 10-K. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K and in press releases and public statements by our officers or representatives, that address activities, events or developments that management of Allied Nevada expects or anticipates will or may occur in the future, are forward-looking statements, including but not limited to such things as future business strategy, plans and goals, competitive strengths, expansion and growth of our business, plans for reactivation of the Hycroft Brimstone Open Pit Mine (which we also refer to as the “Hycroft Mine” in this Annual Report on Form 10-K) including anticipated scheduling and production estimates and duration of production, as well as estimated capital and other costs, technical risks associated with the Hycroft reactivation project, timing of reclamation bond approval, the availability of outside contractors, including a mining contractor or the availability of a mining fleet to complete the pre-strip, scheduling and results of exploration drilling programs currently underway at Hycroft, current estimates of oxide gold reserves and mineralized material, potential for upgrading and expanding oxide gold reserves and mineralized material and extension of life of the oxide project, results of evaluation of underlying sulfide mineralization at Hycroft and current estimates of sulfide gold mineralized material, plans for metallurgical testing of the sulfide material, scheduling and results of planned pre-feasibility study to evaluate the sulfide project, plans for expansion of the Hycroft drilling program, estimates of mining, processing, and general and administrative costs if production is resumed at Hycroft, anticipated strip ratio and recovery rates at Hycroft, future gold prices, availability and timing of capital for financing the planned reactivation of the Hycroft Mine, anticipated cash flows, estimates of internal rates of return, net present value and payback period for capital costs, if production is resumed, estimated completion dates, estimated exploration and other expenditures, estimated royalty payments, operations, proven or probable reserves, mineralized material, current working capital and cash operating costs.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe” “target”, “budget”, “may”, “schedule” and similar words or expressions identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements, including anticipated scheduling and production estimates in connection with our proposed reactivation of the Hycroft Mine, to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. The anticipated timing and cost of reactivation of the Hycroft Mine as well as the expected production from the mine are based on the following assumptions: capital cost estimates are based on recent estimates of construction and mining costs. These estimates were developed by independent consultants and Allied personnel. Production estimates are based upon the actual gold recovery achieved on Brimstone ores. Ore tonnage estimates and gold grades are based on the mine plans and production schedules developed by an independent consultant. Although our management believes that its expectations are based on reasonable assumptions, we can give no assurance that these expectations will prove correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among others:

•	Business-related risks including:

•	Risks related to our status as a newly formed independent company and our lack of operating history;

•	Risks relating to the planned reactivation of the Hycroft Brimstone Open Pit Mine including:

•	risks of delays in receipt of reclamation bond approval and delays in completion of construction;

•	uncertainties relating to availability and timing of capital for financing the planned reactivation;

•	risks relating to availability of outside contractors including a mining contractor or the availability of a mining fleet to complete the pre-strip;

•	risks of shortages of equipment or supplies;

•	uncertainties relating to obtaining approvals and permits from governmental regulatory authorities including timing of required reclamation bond approval; and

•	risks of inability to achieve anticipated production volume or manage cost increases;

•	Risks that our acquisition, exploration and evaluation activities will not be commercially successful;

•	Risks relating to fluctuations in the price of gold;

•	The inherently hazardous nature of mining activities;

•	Uncertainties concerning estimates of reserves and mineralized material;

•	Uncertainty of being able to raise capital on favorable terms or at all;

•	Risks relating to intense competition within the mining industry;

•	Our dependence on outside sources to place mineral properties into production;

•	Potential effects on our operations of U.S. federal and state governmental regulation, including environmental regulation and permitting requirements;

•	Risks of significant cost increases;

•	Uncertainties concerning availability of equipment and supplies;

•	Risks relating to our dependence on third parties that are responsible for exploration and development on some of our properties;

•	Risks that we may lose key personnel or fail to attract and retain personnel;

•	Risks that we may experience difficulty in managing our growth;

•	Potential challenges to title in our mineral properties; and

•	Risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval.

•	Risks related to our common stock, including:

•	Potential volatility in the trading price of our common stock;

•	Risks inherent in accurately valuing our common stock; and

•	Potential adverse effect of future sales of our common stock on the trading price of our common stock.

Please see “Part I—Item 1A. Risk Factors” for more information about these and other risks. Potential investors are cautioned against attributing undue certainty to forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that our forward-looking statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

v

GLOSSARY

“AMR” means advance minimum royalty.

“AOI” means an area of interest.

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

“Development Stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

“Diamond drill” means a rotary type of rock drill that cuts a core of rock and is recovered in long cylindrical sections, two centimeters or more in diameter.

“EIS” means Environmental Impact Statement.

“Exploration Stage” prospect is one which is not in either the development or production stage.

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

“NI 43-101” means “National Instrument 43-101—Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators.”

“NSR” means net smelter return royalty.

“opt” means ounces per Ton and one ounce per Ton is equal to 34.2857 grams per Tonne.

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

“Production Stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

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

“Pulp” means a whole or split portion of a rock or drill sample derived from the crushing process that is pulverized using a ring mill to produce a final pulverized sample for assay. The size of the split to be pulverized is determined according to the tester’s needs and is based upon the pulverizing procedure that is selected. For assay purposes the particle size in the final pulverized sample, the pulp, must meet certain criteria, namely that >85% of the sample be less than 75 microns.

“RCR” means reverse circulation rotary.

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

History of Allied Nevada

Allied Nevada Gold Corp. was incorporated under the laws of Delaware on September 14, 2006. Until May 10, 2007 we were a wholly-owned subsidiary of Vista Gold Corp. (“Vista”), a corporation incorporated under the laws of the Yukon Territory, Canada.

We commenced our operations on May 10, 2007, following Vista’s transfer to us of its Nevada-based mining properties and related assets, along with cash, and the transfer to us by Carl Pescio and Janet Pescio, (together, the “Pescios”) of their interests in certain Nevada mining properties and related assets. These transfers to us were made in exchange for shares of our common stock and cash, under the terms of an Arrangement and Merger Agreement that we entered into with Vista and the Pescios on September 22, 2006, as amended (the “Arrangement Agreement”). See “Explanatory Notes—Formation of Allied Nevada—Arrangement Agreement”. In this document, we sometimes use the terms “Vista Nevada Assets” and “Pescio Nevada Assets” to refer to, respectively, Vista’s Nevada based mining properties and related assets, and the Pescios’ interests in certain Nevada mining properties and related assets that were transferred to us pursuant to the Arrangement Agreement. We have now begun to conduct our new business of evaluation, acquisition, exploration and advancement of gold exploration and development projects in the state of Nevada. Before the Arrangement Agreement transactions were completed, we had no properties or property interests, were not yet conducting business operations and had no shareholders other than Vista.

Pursuant to the terms of the Arrangement Agreement, the parties completed a transaction that resulted in Vista’s transfer of the Vista Nevada Assets to Allied Nevada along with cash, and the Pescios’ transfer to Allied Nevada of the Pescio Nevada Assets, all pursuant to an arrangement (which we refer to as the “Arrangement” in this document) under the provisions of the Business Corporations Act (Yukon Territory). Allied Nevada issued 38,933,055 shares of common stock as part of the transaction, of which 12,000,000 were issued to the Pescios as partial consideration for the acquisition of the Pescio Nevada Assets and 26,933,055 were issued to Vista in accordance with the Arrangement. Of the 26,933,055 Allied Nevada shares issued to Vista, 25,403,207 shares were distributed to shareholders of Vista, less any applicable withholding taxes, and Vista retained 1,529,848 shares to facilitate the payment of any taxes payable by Vista in respect of the Arrangement. The new common shares of Vista and the shares of Allied Nevada common stock began trading on May 10, 2007, on the American Stock Exchange and the Toronto Stock Exchange.

Of the $25 million in cash received by Allied Nevada in connection with the closing of the Arrangement, Allied Nevada paid $15 million to the Pescios as partial consideration for the acquisition of the Pescio Nevada Assets. Under the Arrangement Agreement, we agreed to use our commercially reasonable efforts to complete an equity financing of no less than $15 million as soon as practical after closing. On July 16, 2007, we met this requirement with the completion of a private equity placement for gross proceeds of approximately $16.3 million. See “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Position, Liquidity and Financial Resources—Financing Activities”.

General Description of the Business of Allied Nevada

Allied Nevada is engaged in the evaluation, acquisition, exploration and advancement of gold exploration and development projects in the state of Nevada. Our main activities in the near future will focus on the reactivation of our Hycroft Brimstone Open Pit Mine and the exploration drilling program we are currently conducting at Hycroft to increase oxide reserves and to test sulfide gold and silver mineralization. See “—Business Strategy—Hycroft Brimstone Open Pit Mine Reactivation” and “—Hycroft Exploration Drilling Program.” In addition, our management will look for opportunities to improve the value of the gold projects that we own or control through exploration drilling, introducing technological innovations and developing properties into operating mines. We expect that emphasis on gold project acquisition and development will continue in the future.

We own the Hycroft Brimstone Open Pit Mine, Maverick Springs, Mountain View, Hasbrouck, Three Hills and Wildcat projects, the Nevada properties previously owned by Vista through the acquisition of F.W. Lewis, Inc., and the interests previously held by the Pescios in 58 properties, including royalty and/or other interests in Beowawe, Cobb Creek, Dixie Flats, Dome, Wild Horse, Eden, Elder Creek, NAD, North Carlin, North Mill Creek, Pony Creek and Elliot Dome, Switch and Six Mile, Toy, Tusk, Rock Creek, Santa Renia, South Silver Cloud, Tonka and Woodruff properties. All of these properties are located in Nevada. See “Part I—Item 2. Properties”.

We do not produce gold in commercial quantities and do not expect to generate revenue from this source until the last quarter of 2008 at the earliest. We are currently dependent on cash from our working capital, potential funding from external sources and cash flow from royalty payments received with respect to the interests acquired from the Pescios as part of the Pescio Nevada Assets.

Business Strategy

Our business plan was developed with the overriding goal of maximizing shareholder value through the exploration and development of our mineral properties, utilizing the extensive mining-related background and capabilities of our management and employees, and also through strategic partnerships. To achieve this goal, our business plan focuses on five strategic areas:

•	Hycroft Brimstone Open Pit Mine Reactivation

•	Hycroft Exploration Drilling Program

•	Increase of Oxide Reserves

•	Testing of Sulfide Gold and Silver Mineralization

•	Advanced Exploration Properties

•	Other Exploration Properties

•	Mergers and Acquisitions

Until we start generating sufficient cash flow from gold production and production royalties, we are dependent on our working capital, funding from external sources and cash from advanced minimum royalty (“AMR”) payments received with respect to interests in certain Nevada-based mining properties acquired as part of the Pescio Nevada Assets.

•	Hycroft Brimstone Open Pit Mine Reactivation

The Hycroft Brimstone Open Pit Mine, which we also refer to as the “Hycroft Mine” in this Annual Report on Form 10-K, is located 54 miles west of Winnemucca, Nevada along the border of Humboldt and Pershing Counties, and covers approximately 25,320 acres of mineral rights. On September 11, 2007 our Board of Directors approved the proposal to restart the operations at the Hycroft Mine. The Hycroft reactivation project involves reopening the Hycroft Brimstone Open Pit Mine which was in production from 1994 until 1998. In 1998, the Hycroft Mine was closed and put on a care and maintenance program due to low gold prices.

While in production the Brimstone deposit contributed 175,000 ounces of gold production to the Hycroft total production of approximately one million ounces of gold. The Hycroft Mine is expected to produce 375,000 ounces of gold over its first five years of operation. Allied Nevada anticipates that an updated reserve calculation estimate for the Hycroft Mine will be completed in the second half of 2008. The start-up expenditures required to attain this production in 2008 are expected to be approximately $26.6 million, of which $22.3 million would be spent on over-burden pre-stripping and leach pad construction. Assuming that the requisite financing is obtained, virtually all of these funds are expected to be spent in 2008, with a target of achieving production in the fourth quarter of 2008.

We anticipate that, as the Hycroft Mine reaches scheduled production levels, the project will eventually generate significant cash flow towards funding the planned programs of Allied Nevada.

See “Part I—Item 2. Properties—Development Properties—Hycroft Brimstone Open Pit Mine—Planned Reactivation of Mine”.

•	Hycroft Exploration Drilling Program

Increase of Oxide Reserves

One of the objectives of the Hycroft exploration drilling program is to confirm and expand the existing oxide reserves on the Hycroft property.

Allied Nevada has begun an oxide ore reserve delineation program at Hycroft. The drill program is designed with the goal of increasing the current proven and probable ore reserves. This drill program includes the drilling of 70 holes to a depth of approximately 300 to 400 feet. The planned holes are located immediately west of the Hycroft Brimstone Open Pit Mine. The drilling program is scheduled for completion in the first half of 2008 and management anticipates that the revised oxide ore reserves would be announced in the second half of 2008.

Testing of Sulfide Gold and Silver Mineralization

The second objective of the Hycroft exploration drilling program is to test the economic viability of the sulfide gold and silver mineralization on the Hycroft property. The sulfide exploration program started in late August 2007 with one reverse circulation drill and has been expanded to three reverse circulation drills and three core drills. Allied Nevada has drilled approximately 51,000 feet in 2007. We expect to drill approximately 30,000 feet per month in the first quarter of 2008.

Between 1985 and 1999, a total of 3,123 exploration drill holes were drilled, totaling 943,822 feet. These historical Hycroft drill hole and assay databases are being reviewed to determine if a sulfide gold resource can be defined through the historic drilling. The databases will also be used to guide the sulfide and oxide drilling programs. Based on the data analyzed to date, the drill programs will be concentrated in and around the existing pits for the first half of 2008 to determine the thickness and grade of the sulfides exposed in the pits and to increase the oxide reserves. Diamond drilling in 2007 was designed to test the extensions of sulfide zones out from the existing pits, as indicated by geophysical studies that we completed in 2007. This program will continue as part of the exploration program during the last half of 2008.

The distribution of silver mineralization across the Hycroft property is not fully understood because historic drill holes were not assayed for the silver. Pulp samples from approximately 200 historic holes, distributed throughout the property, are in the process of being assayed for silver and gold.

Results of the Hycroft induced polarization geophysical survey completed in late October 2007 are being evaluated. High chargeability zones were seen to continue south and north from the Central Fault and East Fault (Brimstone) zones, and underlie other parts of the property. The survey was designed to better define the higher concentrations of sulfides within the greater sulfide envelope underlying the property.

Upon completion of the 2008 sulfide exploration drill program, Allied Nevada intends to revise the sulfide mineralized material calculation estimate. We plan to start metallurgical test work during 2008. This test work will focus on estimating gold and silver recovery that could be obtained from the sulfide material.

Management intends to continue exploration drilling on the sulfide system in 2009. We plan to conduct metallurgical testing as well as additional engineering work in 2009. We intend to complete a pre-feasibility study evaluating the economic viability of the sulfide project and anticipate completion of the study in 2010.

Any expansion of the Hycroft Mine necessary to exploit any additional reserves that may be established through our Hycroft exploration drilling program that are not located within our current mine plan, will require us to obtain all permits, approvals and consents of regulatory agencies responsible for the use and development of mines in Nevada.

For further discussions concerning these programs, see “Part I—Item 2. Properties—Development Properties—Hycroft Brimstone Open Pit Mine—Hycroft Exploration Drilling Program”.

•	Advanced Exploration Properties

Our Advanced Exploration Properties portfolio consists of five advanced properties (Maverick Springs, Mountain View, Hasbrouck, Three Hills and Wildcat). Evaluation of these properties will be completed to determine each property’s economic potential. Based on this evaluation, future exploration programs will be developed to advance the most prospective properties towards a development decision.

For further discussions concerning our advanced exploration properties, please see information concerning each property under “Part I—Item 2. Properties”.

•	Other Exploration Properties

Our Other Exploration Properties comprise 109 earlier-stage exploration properties. We are currently conducting a number of activities in connection with our earlier-stage exploration properties. The evaluation of over 20 property groups in the Battle Mountain segment of the Battle Mountain/Eureka Trend is nearing completion and evaluation has begun of the various properties in the Walker Lane lineament. The evaluation includes compilation of all geologic data and land information for the properties in a geological information system data base.

During 2007, an additional 307 unpatented mining claims were staked in the Contact (Salmon River) base metal/silver and gold district, located in northeast Elko County. The new unpatented claims are contiguous to our 110 patented claims in the district as well as contiguous to patented and unpatented claims held by International Enexco Ltd. Data is being compiled and a field evaluation involving mapping and sampling is planned to better understand the economic potential of the district.

•	Mergers and Acquisitions

We routinely review merger and acquisition opportunities. An appropriate merger and acquisition opportunity must be accretive to the overall value of Allied Nevada. Our primary focus will be on those opportunities involving precious metal production or near-term production with a secondary focus on other resource-based opportunities. Potential acquisition targets would include private and public companies or individual properties. Although our preference would be for candidates located in the United States, Allied Nevada will consider opportunities located in other countries where the geopolitical risk is acceptable.

Employees

Allied Nevada has thirteen employees, of whom six are currently employed at the Hycroft Brimstone Open Pit Mine. Allied Nevada uses consultants with specific skills to assist with various aspects of its project evaluation drill program management, due diligence, acquisition initiatives, corporate governance and property management. If we complete our planned reactivation of the Hycroft Mine as currently proposed, we anticipate that our total workforce will be approximately 70 persons at the time of reactivation. See “Part I—Item 2. Properties—Development Properties—Hycroft Brimstone Open Pit Mine—Planned Reactivation of Mine”.

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

Please see “Part I—Item 1A. Risk Factors—Risks Relating to Our Company—We face intense competition in the mining industry”, for additional discussion related to our current and potential competition.

Government Regulation of Mining-Related Activities

Property Interests and Mining Claims

Our exploration activities are conducted in the state of Nevada. Mineral interests may be owned in this state by (a) the United States, (b) the state itself, or (c) private parties. Where prospective mineral properties are owned by private parties, or by the state, some type of property acquisition agreement is necessary in order for Allied Nevada to explore or develop such property. Generally, these agreements take the form of long term mineral leases under which we acquire the right to explore and develop the property in exchange for periodic cash payments during the exploration and development phase and a royalty, usually expressed as a percentage of gross production or net profits derived from the leased properties if and when mines on the properties are brought into production. Other forms of acquisition agreements are exploration agreements coupled with options to purchase and joint venture agreements. Where prospective mineral properties are held by the United States, mineral rights may be acquired through the location of unpatented mineral claims upon unappropriated federal land. If the statutory requirements for the location of a mining claim are met, the locator obtains a valid possessory right to develop and produce minerals from the claim. The right can be freely transferred and, provided that the locator is able to prove the discovery of locatable minerals on the claims, is protected against appropriation by the government without just compensation. The claim locator also acquires the right to obtain a patent or fee title to his claim from the federal government upon compliance with certain additional procedures.

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

Allied Nevada’s principal reclamation liability is at the Hycroft Mine. On December 28, 2006, Vista put in place a new bond of $7.5 million through its insurance backed financial assurance program that includes a mine reclamation policy and a pollution legal liability policy, which is expected to cover anticipated reclamation costs for the existing disturbance at the Hycroft Mine. The estimated additional bond costs for future activities have been calculated at $3 million.

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that Allied Nevada is in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in Nevada and the United States and in any other jurisdiction in which we will operate. We are not aware of any current orders or directions relating to Allied Nevada with respect to the foregoing laws and regulations.

Environmental Regulation

Our gold projects are subject to various federal and state laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. It is our policy to conduct business in a way that safeguards public health and the environment. We believe that Allied Nevada’s operations are and will be conducted in material compliance with applicable laws and regulations.

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

During 2006 and 2007, there were no material environmental incidents or non-compliance with any applicable environmental regulations on the properties now held by Allied Nevada. Allied Nevada did not incur material capital expenditures for environmental control facilities during 2006 or 2007.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. The risks described below are not the only ones facing us or otherwise associated with an investment in our common stock. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our business. We have attempted to identify the major factors under the heading “Risk Factors” that could cause differences between actual and planned or expected results, and we have included these material risk factors. If any of the following risks actually happen, our business, financial condition and operating results could be materially adversely affected. In this case, the trading price of our common stock could decline, and you could lose part or all of your investment. See “Forward-Looking Statements” above.

Risks Relating to Our Company

We are at an early stage of development and have minimal operating history as an independent company. Our future revenues and profits are uncertain.

We are an exploration-stage venture with minimal operating history as an independent company. We were incorporated in September 2006 and commenced operations in May 2007 with properties and other mineral assets formerly held by Vista and the Pescios. See “Explanatory Notes—Formation of Allied Nevada”. None of these properties is currently producing gold in commercial quantities and there can be no assurance that these properties, or others that may be acquired by us in the future, will produce gold in commercial quantities or otherwise generate operating earnings. Although our properties include the Hycroft Mine, operations at the Hycroft Mine were suspended in December 1998, and the site was placed on care and maintenance and remains at this status today. As discussed in this Annual Report on Form 10-K, our Board of Directors recently approved the reactivation of the Hycroft Brimstone Open Pit Mine, and we have started planning and conducting activities for the proposed reactivation. Even if we re-commence mining activities at the Hycroft Mine or commence development activity on other properties, we may continue to incur losses beyond the period of commencement of such activity. There is no certainty that we will produce revenue, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, investors might not be able to realize returns on their investment in our common stock or keep from losing their investment. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

The reactivation of the Hycroft Brimstone Open Pit Mine is subject to risks including delays in completion and we may be unable to achieve anticipated production volume or manage cost increases.

Completion of the reactivation of our Hycroft Mine is subject to various factors, including the availability and performance of our engineering and construction contractors, mining contractors, suppliers and consultants and receipt of required governmental approvals. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or delay or failure to receive required governmental approvals, could delay or prevent the reactivation of the Hycroft Mine as currently planned. There can be no assurance:

•	when or whether the Hycroft Mine will be reactivated and start-up will re-commence;

•	that we will be able to timely obtain sufficient funds to finance reactivation and development activities;

•	that available personnel and equipment will be available to us, including availability of a mining contractor to complete the prestrip and availability of a contractor to construct the leach pad;

•	that we will timely obtain necessary reclamation bond approvals;

•	whether the resulting operations will achieve the anticipated production volume; or

•	that the reactivation costs and ongoing operating costs associated with the development of the Hycroft Mine will not be higher than anticipated.

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

Our ability to place our properties into production will be dependent upon using the services of appropriately experienced personnel or contractors and purchasing equipment, or entering into agreements with other major resource companies that can provide such expertise or equipment. There can be no assurance that we will have available to us the necessary expertise or equipment when and if we place our mineral deposit properties into production. If we are unable to successfully retain such expertise and equipment, our development and growth could be significantly curtailed.

In connection with the planned reactivation of our Hycroft Mine, important requirements for us to achieve gold production as currently scheduled include the availability of a mining contractor or the availability of a mining fleet to complete the prestrip. There can be no assurance that these contractors will be available to us on a timely basis or on terms acceptable to our management. If we are unable to secure such contractors, our development and growth could be significantly curtailed.

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

Legislation has been proposed that would significantly affect the mining industry.

Members of the U.S. Congress have repeatedly introduced bills which would supplant or alter the provisions of the Mining Law of 1872. If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for development of such mining claims and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our financial performance.

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

Our development in the future will be highly dependent on the efforts of key management employees, namely, Robert Buchan, our Executive Chairman, Scott Caldwell, our President and Chief Executive Officer, Hal Kirby, our Vice President and Chief Financial Officer, Mike Doyle, our Vice President of Technical Services, and Rick Russell, our Vice President of Exploration, and other key employees that we hire in the future. Although we have entered into employment agreements with key employees, except for Robert Buchan, as determined by Allied Nevada, we do not have and currently have no plans to obtain key man insurance with respect to any of our key employees. As well, we will need to recruit and retain other qualified managerial and technical employees to build and maintain our operations. If we are unable to successfully recruit and retain such persons, our development and growth could be significantly curtailed.

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

Our U.S. mineral properties consist of private mineral rights, leases covering state and private lands, leases of patented mining claims, and unpatented mining claims. Many of our mining properties in the U.S. are unpatented mining claims to which we have only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the U.S. now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry.

The present status of our unpatented mining claims located on public lands allows us the exclusive right to mine and remove valuable minerals, such as precious and base metals. We also are allowed to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the U.S. We remain at risk that the mining claims may be forfeited either to the U.S. or to rival private claimants due to failure to comply with statutory requirements.

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

Carl and Janet Pescio own approximately 21.6% of the issued and outstanding shares of Allied Nevada. In addition to being a major stockholder, Mr. Pescio is a director of Allied Nevada. Because of the Pescios’ major shareholding and Mr. Pescio’s position on the Allied Nevada Board, the Pescios could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us or entrenching our management or the board of directors, which could conflict with the interests of our other stockholders and, consequently, could adversely affect the market price of our common stock.

If we fail to comply with the Sarbanes-Oxley Act of 2002, our business may be adversely affected.

As a new reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”), we are subject to certain provisions of the Sarbanes-Oxley Act of 2002. This Act, and related rules and regulations adopted by the SEC and stock exchanges, affects corporate governance, securities disclosure, compliance practices, disclosure controls and procedures, and financial reporting and accounting systems. Section 404 of the Sarbanes-Oxley Act of 2002, for example, requires companies subject to the reporting requirements of the United States securities laws to do a comprehensive evaluation of their internal controls over financial reporting. Beginning with our Annual Report on Form 10-K for the year ending December 31, 2009, we will need to document and test our internal control procedures, our management will need to assess and report on our internal control over financial reporting and our independent accountants will need to issue an opinion on the effectiveness of those controls. If we fail to comply with Section 404 when we are required to comply, or if we or our independent auditors identify issues in our compliance with requirements relating to internal controls, we may be prevented from providing the required financial information in a timely manner (which could materially and adversely impact our business, financial condition and the trading price of our common stock), or be prevented from otherwise complying with the standards applicable to Allied Nevada as a public company, which could subject us to adverse regulatory consequences.

Some of our directors may have conflicts of interest as a result of their involvement with other natural resource companies.

Some of our directors are directors or officers of other natural resource or mining-related companies, or may be involved in related pursuits that could present conflicts of interest with their roles at Allied Nevada. Robert Buchan is Chairman of Extract Resources Limited and a director of Quest Capital Corp. W. Durand Eppler is CEO and a director of Coal International PLC, a director of Vista, a director of Augusta Resource Corporation and director and non-executive Chairman of NEMI Northern Energy & Mining Inc. Terry M. Palmer is a director of Apex Silver Mines Limited. Michael B. Richings is Executive Chairman and Chief Executive Officer and a director of Vista and is a director of Zaruma Resources Inc., which holds interests in mining properties. John Ivany is a director of Breakwater Resources Ltd. Cameron Mingay is a director of Silver Bear Resources Inc. Robert G. Wardell is Vice-President, Finance and Chief Financial Officer of Victory Nickel Inc. and a director of Katanga Mining Limited. Carl Pescio is a director of Tornado Gold International Corp. As well, Mr. Pescio may pursue ventures with mining properties other than those held by Allied Nevada. As a condition to completion of the Arrangement, Mr. Pescio entered into non-competition and professional service agreements with us. See “Part III – Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Promoters”. These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict to a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict.

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

Investors often value companies based on the stock prices and results of operations of other comparable companies. Currently, no other public gold exploration company exists that is directly comparable to our size and scale. Further, the Pescios’ assets had previously been privately held. Prospective investors, therefore, have limited historical information about certain of the properties held by Allied Nevada upon which to base an evaluation of Allied Nevada’s performance and prospects and an investment in our common stock. As such, investors may find it difficult to accurately value our common stock, which may cause the common stock price to trade in a range that does not reflect Allied Nevada’s true value.

Future sales of our common stock in the public or private markets could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.

Future sales of substantial amounts of our common stock or equity-related securities in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. As of March 4, 2008, 42,974,150 shares of our common stock were outstanding, of which 25,403,207 were issued to Vista shareholders pursuant to the Arrangement in reliance on the exemption from registration under the Securities Act pursuant to Section 3(a)(10) thereof and are freely transferable by persons other than affiliates of Allied Nevada or Vista without restriction or registration under the Securities Act and 1,529,848 shares were retained by Vista to facilitate payment of taxes by Vista. As well, 12,000,000 shares were issued to the Pescios who subsequently transferred an aggregate of 2,700,000 of those shares to two transferees. The Allied Nevada shares held by the Pescios and their transferees are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including an exemption contained in Rule 144 under the Securities Act. We were obligated to register 35% of these shares, or 4,200,000, for resale and accordingly filed with the SEC a registration statement on Form S-1 to register those shares for resale. The registration statement was declared effective by the SEC on August 7, 2007. With that registration statement we also registered for resale 3,696,000 shares of common stock that we issued in July 2007 as part of a private placement of 3,696,000 units, each comprised of one share of common stock and one common share purchase warrant. We also agreed to register for resale the shares issuable on warrant exercise at a later date and we also plan to register for resale an aggregate of 229,700 shares underlying the finder warrants we issued as partial compensation to one of the finders in the transaction. We cannot predict the effect, if any, that future sales of our common stock, or the availability of our shares for future sale, will have on the trading price of our common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We classify our mineral properties into three categories: “Development Properties”, “Advanced Exploration Properties”, and “Other Exploration Properties”. Development Properties are properties where a decision to develop the property into a producing mine has been made. We currently have one Development Property, namely the Hycroft Brimstone Open Pit Mine as discussed below. Advanced Exploration Properties are those properties where we retain a significant ownership interest or joint venture and where there has been sufficient drilling and analysis to identify and report proven and probable reserves or other mineralized material. Other Exploration Properties are those that do not fall into the other categories. Please see below for information about our Development Properties, Advanced Exploration Properties and Other Exploration Properties.

Other than the Hycroft Brimstone Open Pit Mine, we cannot be certain that any mineral deposits will be discovered in sufficient quantities and grade to justify commercial operations. Whether a mineral deposit will be commercially viable depends on a number of factors, including the particular attributes of the deposit; metal prices, which are highly cyclical; the cost to extract and process the mineralized material; and government regulations and permitting requirements. We may be unable to upgrade our mineralized material to proven and probable reserves in sufficient quantities to justify commercial operations and we may not be able to raise sufficient capital to develop our properties. Estimates of reserves and mineralization herein are subject to the effect of changes in metal prices, and to the risks inherent in mining and processing operations.

We acquired our properties as part of the Arrangement. See “Business—History of Allied Nevada” for further information.

Development Properties

Technical Report

The information that follows relating to the Hycroft Brimstone Open Pit Mine (other than the information under the heading “Hycroft Exploration Drilling Program”) is derived, for the most part, from, and in some instances is an extract from, the technical report dated January 16, 2008 (the “Hycroft Technical Report”) authored by Scott Wilson, C.P.G. of Scott E. Wilson Consulting, Inc. (“Wilson Consulting”) in respect of the Hycroft Mine and its reactivation. At the time of the preparation of the Hycroft Technical Report, Mr. Wilson was independent of the Company and was a “qualified person”, as that term is defined in NI 43-101.

Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the Hycroft Technical Report which has been filed with certain Canadian securities regulatory authorities pursuant to NI 43-101 and is available for review at www.sedar.com. Alternatively, a copy of the Hycroft Technical Report may be inspected during distribution of the Shares being offered under this Prospectus and for 30 days thereafter during normal business hours at Allied Nevada’s head office and at the offices of Allied Nevada’s Canadian legal counsel, Cassels Brock & Blackwell LLP.

Hycroft Brimstone Open Pit Mine

We currently have one Development Property, the Hycroft Brimstone Open Pit Mine, which we also refer to as the “Hycroft Mine” in this prospectus. This mine and related facilities are located 54 miles west of Winnemucca, Nevada. Winnemucca (population 15,000) is a commercial community on Interstate 80, 164 miles northeast of Reno, Nevada. The town is served by a transcontinental railroad and has a small airport. Access to the Hycroft Mine from Winnemucca, Nevada is by means of State Road No. 49 (Jungo Road), a good-quality, unpaved road. Access is also possible from Imlay and from Lovelock by dirt roads intersecting Interstate 80. There is access to adequate supplies of water and power. In the past, the majority of employees lived in the Winnemucca area.

The mine is situated on the eastern edge of the Black Rock Desert and on the western flank of the Kamma Mountains between Winnemucca and Gerlach, Nevada. There are no streams, rivers, or major lakes in the general area. Elevations in the mine area range between 4,500 and 5,500 ft above sea level.

The climate of the region is arid, with precipitation averaging 7.6 inches per year. Temperatures during the summer range from 50°F to 90°F and winter temperatures range from 20°F to 40°F.

One small and two large open pit operations comprise the Hycroft Mine. The Hycroft Mine was formally known as the Crofoot Lewis open pit mine. Mining began in the area in 1983 with a small heap-leach operation known as the Lewis mine. Lewis mine production was followed by production from the Crofoot property in the

Bay, South Central, Boneyard, Gap and Cut 4 pits along the Central fault, and finally the north end of the Brimstone pit and continued until it was halted in December 1998 due to low gold prices of below $300 per ounce.

The Lewis mine was acquired by Vista in early 1987 from F.W. Lewis, Inc. and the Crofoot mine was acquired by Vista in April 1988. The leasehold interest in the Lewis property was purchased by Vista on December 13, 2005 in consideration of the payment of $5.1 million and the elimination of the 5% NSR royalty on gold and 7.5% NSR royalty on silver produced from the property.

The Crofoot property was originally held under two leases and is now owned by Allied Nevada subject to a 4% net profits interest retained by the former owners. All advance royalty payments are credited against the 4% net profits royalty.

The Hycroft Mine produced over one million ounces of gold from the commencement of mining operations in 1987, until the operations were suspended, as a result of low gold prices in December of 1998.

Gold production from the leaching and rinsing of the heap leach pads, continued in 2000 and 2001. In 2002, 2003, 2004 and 2005, the amount of gold recovered was not material. The mine is currently on care and maintenance.

Geology and Ore Reserves

The Hycroft Brimstone Open Pit Mine is located on the western flank of the Kamma Mountains. The deposit is hosted in a volcanic eruptive breccia and conglomerates associated with the Tertiary Kamma Mountain volcanics. The volcanics are mainly acidic to intermediate tuffs, flows and coarse volcaniclastic rocks. Fragments of these units dominate the clasts in the eruptive breccia. Volcanic rocks have been block-faulted by dominant north-trending structures, which have affected the distribution of alteration and mineralization. The Central Fault and East Fault control the distribution of mineralization and subsequent oxidation. A post-mineral range-front fault separates the orebody from the adjacent Pleistocene Lahontan Lake sediments in the Black Rock Desert. The geological events have created a physical setting ideally suited to the open-pit, heap-leach mining operation at the Hycroft Mine. The heap leach method is widely used in the southwestern United States and allows the economical treatment of oxidized low-grade ore deposits in large volumes.

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

The Crofoot and Lewis properties together comprise approximately 12,230 acres. An additional 13,090 acres of ground were staked by Vista in the fall of 2006 around and contiguous to the original Crofoot and Lewis properties. The Crofoot property, originally held under lease, is owned by Hycroft Resources & Development, Inc. subject to a 4% net profits interest retained by the former owners, and covers approximately 3,544 acres. The Lewis property, which virtually surrounds the Crofoot property, covers approximately 8,686 acres and was purchased by Vista as part of the acquisition of F.W. Lewis, Inc. in December 2005. The mine is accessible by road and has access to adequate supplies of water and power.

Planned Reactivation of Mine

Our Board of Directors approved the reactivation of the Hycroft Brimstone Open Pit Mine in September 2007, and the Hycroft Technical Report was commissioned to assess the costs of reactivation in light of current market conditions. Once reactivated, the Hycroft Mine is expected to produce 375,000 ounces of gold over its first five years of operation. Gold production is targeted to begin in the fourth quarter of 2008 and is estimated to average 95,000 ounces per year from 2009-2011, and 82,000 ounces in 2012.

Wilson Consulting issued the Hycroft Technical Report on January 16, 2008, in accordance with NI 43-101 guidelines. The report and verification of the data employed in the report was undertaken under the supervision of Mr. Scott Wilson, C.P.G., a “qualified person” under NI 43-101 independent of Allied Nevada.

The scope of the Hycroft Technical Report included a review of pertinent technical reports and data in possession of Allied Nevada relative to the general setting, geology, project history, exploration activities and results, methodology, quality assurance, interpretations, and the resource and reserve data. Each scope element was addressed in the context of the company’s target concepts, recent results, and proposed activities.

All of the permits required to reactivate the Hycroft Mine are valid and the revised reclamation bond calculation has been submitted to Federal and State regulatory agencies. Regulatory approval of the revised reclamation bond is expected to be received in the first quarter of 2008. The basic infrastructure required to resume operations is in good condition, including the Merrill Crowe processing plant, maintenance shop, warehouse and the Brimstone heap leach pad. Immediately upon receipt of approval for the revised bonding, leaching of the ore that currently sits the historic Brimstone heap leach pad will begin.

Allied Nevada is evaluating whether to retain a mining contractor or acquire a used mining fleet to conduct to perform its mining operations. We have awarded the design and construction contract for the refinery and the contract for the redesign of the leach pad to provide additional capacity. Work is scheduled to begin under these contracts in the second quarter of this year.

We plan to utilize outside funding sources to provide the necessary capital required to re-open the Hycroft Mine, including the proceeds from the equity offering being made pursuant to this prospectus. Current cash expenditures for the project are being funded by Allied Nevada’s existing working capital. The Company may also rely on other forms of financing including debt financing. On March 3, 2008, the Board of Directors ratified the signing of an indicative letter of intent concerning a proposed CDN$30 million secured bridge credit facility with Quest Holdings Ltd. (“Quest Holdings”). The terms of the facility are not yet final and are subject to the normal due diligence by Quest Holdings and its counsel, the preparation of definitive documentation, the granting of security and such other steps as are usual to transactions of this nature. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events”.

The Hycroft Technical Report indicates approximately $40 million is required to fund the reactivation of the Hycroft Mine, as described below.

Activity	Amount of Net Proceeds from the Offering ($)
Reactivation of Hycroft Brimstone Open Pit Mine
Mining of overburden	12,690,000
Leach pad construction	9,600,000
Refinery construction	1,000,000
Mobile equipment and site repairs	1,770,000
Other capital expenditures	1,540,000
Subtotal:	26,600,000

Working Capital and Reclamation Bonding in Connection with Reactivation
Reclamation Bonding	5,000,000
Working Capital	8,400,000
TOTAL:	40,000,000

We plan that gold and silver will be produced utilizing a run-of-mine heap leach process and the Merrill Crowe gold recovery plant currently on-site. Selected operating unit rates utilizing a mining contractor for the project are estimated to be:

Mining cost per ton mined	$1.52
Mining cost per ton of ore processed	$3.83
Processing and other costs per ton of ore processed	$1.18
General and administrative cost per ton of ore processed	$0.20
Life of mine average strip ratio	1:52 to 1
Life of mine heap leach recovery	56.6%

The estimated pre-tax internal rate of return of the project is 40% with an estimated net present value of $42.8 million, assuming a gold selling price of $650/oz. and a silver selling cost of $12/oz. The payback period for the capital costs is expected to be 41 months from January 1, 2008 without interest.

The Company is also evaluating the purchase of a used mining fleet. If the purchase price for the fleet was $15 million, this would be expected to reduce the unit mining costs by up to 25%.

On January 16, 2008, Allied Nevada announced the following developments related to the planned reactivation of the Hycroft Mine:

Allied Nevada has submitted a revised reclamation bond calculation reflecting the cost to mitigate current and future disturbance at the Hycroft Mine to the appropriate federal and state regulators. Management expects to receive approval of the final reclamation bond calculation in the first quarter of 2008. Promptly following receipt of this approval, Allied Nevada intends to begin leaching of historic mined and placed Brimstone ore. In addition, construction activities will begin in the field as required.

Allied Nevada has awarded the contract to design and construct the new gold and silver refinery to Summit Valley Engineering of Salt Lake City, Utah. The contract for the detailed design and quality assurance and quality control work for the expanded leach pad has been awarded to SRK of Reno, Nevada.

Allied Nevada personnel will operate the process facilities and provide technical, health and safety, environmental and general management support. Our total labor force is expected to be approximately 70 persons if contract mining is utilized. Approximately 140 employees would be required if we purchase our own mining fleet.

The critical constraints to achieving the scheduled gold production schedule include the timing of reclamation bond approval.

Based on historic drill data reviewed by Wilson Consulting, utilizing the guidelines prescribed by NI 43-101, proven and probable mineral reserves were determined within a design pit based on a $450 per ounce gold price employing a Lerchs-Grossman optimization. Gold recovery by heap leach is estimated at 56.6% for both proven and probable reserves.

Category	Tons	Oz Au/ton	Contained ounces Au	Total Waste tons	Strip Ratio
	(1000’s)			(1000’s)
Mineralized materials*	53,000	0.014
Proven	11,954	0.022	261,000
Probable	21,366	0.019	401,800
Totals	33,320	0.020	662,800	50,808	1.52

*	Represents the potential gold which would be recovered by using a cyanide process. It differs from a fire assay grade which is the total contained gold including cyanide soluble gold. The cyanide soluble gold varies by material type, but is approximately 70% of the fire assay grades for oxide mineralization.

The sulfide exploration program started in late August 2007 with one reverse circulation drill and was expanded to three reverse circulation drills and three core drills for the remainder of 2007 as part of this program. Allied Nevada drilled approximately 51,000 feet in 2007.

This drill program consists of wide spaced drilling (approximately 500 feet between drill holes) along the entire strike length of the major sulfide zones that are exposed beneath the historic mine workings at the Hycroft Mine. The combined strike length of these zones is over six miles. The current program envisions drilling approximately 150,000 feet. Drilling will be a combination of reverse circulation and core. Samples will be collected and assayed by one of two independent labs.

As of February 28, 2008, one hundred forty-three (143) drill holes have been completed at Hycroft since the program was initiated in August 2007, including 109 reverse circulation drill holes and 34 core holes for a total of 114,847 feet drilled. The holes were drilled to an average depth of approximately 800 feet.

Central Zone

Hole	From	To	Interval	Au opt	Ag opt	AuEu opt
HY-06-01	490	feet of mineralization
(-50 deg., west)	260	360	100	0.019	0.6	0.030
	395	785	390	0.012	0.1	0.014
including	445	485	40	0.036	0.7	0.050

H07R-3075	430	feet of mineralization
(vertical)	205	420	215	0.012	0.3	0.017
	465	540	75	0.019	0.3	0.025
	1020	1160	140	0.017	0.1	0.020

H07R-3076	220	feet of mineralization
(-60 deg., west)	260	395	135	0.019	1.0	0.037
	470	500	30	0.013	1.3	0.037
	985	1040	55	0.018	0.0	0.018

H07R-3080	80	feet of mineralization
(-75 deg., east)	235	315	80	0.03	3.6	0.097

H07R-3082	65	feet of mineralization
(vertical)	380	445	65	0.015	0.2	0.019

H07R-3085	125	feet of mineralization
(-60 deg., west)	345	470	125	0.017	0.1	0.019

H07D-3086	305	feet of mineralization
(-45 deg., west)	295	600	305	0.022	1.3	0.045
including	425	535	110	0.049	3.3	0.111
including	445	501.5	56.5	0.085	6.3	0.200

H07D-3087	240	feet of mineralization
	290	315	25	0.016	0.6	0.028
	435	480	45	0.014	0.5	0.023
including	445	465	20	0.022	0.7	0.034
	665	835	170	0.013	0.2	0.017

Hole	From	To	Interval	Au opt	Ag opt	AuEu opt
H07R-3088	400	feet of mineralization
(-75 deg., east)	115	515	400	0.019	0.2	0.023
including	115	330	215	0.022	0.3	0.028

H07R-3092	215	feet of mineralization
(vertical)	285	500	215	0.016	0.2	0.020
including	320	360	40	0.026	0.8	0.040

H07R-3093	155	feet of mineralization
	855	940	85	0.011	0.0	0.012
	1295	1365	70	0.008	0.2	0.012

H07R-3095	160	feet of mineralization
(-60 deg., west)	890	980	90	0.013	0.1	0.014
	1080	1150	70	0.013	0.1	0.015

H07R-3098	55	feet of mineralization		(premature end due to stuck rods)
(-75 deg., east)	265	320	55	0.038	0.4	0.045

H07R-3099	360	feet of mineralization
(-70 deg., west)	415	710	295	0.012	0.9	0.029
including	415	475	60	0.021	4.3	0.100
	990	1055	65	0.014	0.3	0.019

H07R-3103	120	feet of mineralization
(-60 deg., east)	20	140	120	0.020	0.1	0.022
	20	45	25	0.034	0.1	0.037

H07R-3105	75	feet of mineralization
(-60 deg., east)	75	95	20	0.013	0.3	0.018
	880	935	55	0.020	0.4	0.027

H07R-3108	140	feet of mineralization
(-60 deg., east)	0	85	85	0.016	0.1	0.018
	905	960	55	0.018	0.3	0.023

H07R-3110	415	feet of mineralization
	0	80	80	0.014	0.4	0.022
	650	780	130	0.010	0.2	0.013
	855	930	75	0.012	0.1	0.014
	1065	1195	130	0.016	0.3	0.022
Including	1070	1105	35	0.021	0.6	0.033

H07R-3112	260	feet of mineralization
	35	265	230	0.012	0.2	0.015
	745	775	30	0.013	0.4	0.021

Brimstone Zone

Hole	From	To	Interval	Au opt	Ag opt	AuEu Opt
H07R-3071	885	feet of mineralization
(vertical)	130	1015	885	0.017	0.9	0.034
including	135	515	380	0.024	1.8	0.057

H07R-3072	735	feet of mineralization
(-60 deg., east)	155	180	25	0.014	0	0.014
	200	215	15	0.044	0	0.044
	260	955	695	0.019	0.5	0.028

H07D-3073	200	feet of mineralization
(vertical)	260	305	45	0.027	0.0	0.028
	1005	1060	55	0.014	0.7	0.027
	1165	1265	100	0.015	0.0	0.015

H07R-3074	335	feet of mineralization
(-60 deg., east)	185	250	65	0.022	1.4	0.048
	295	330	35	0.029	0.4	0.036
	380	545	165	0.016	0.3	0.022
	755	825	70	0.016	0.9	0.033

H07R-3077	535	feet of mineralization
(-60 deg., east)	375	910	535	0.012	0.5	0.021

H07D-3078	516	feet of mineralization
(-60 deg., east)	463	979	516	0.015	0.5	0.023
including	519	564	45	0.015	2.1	0.055
&	624	694	70	0.025	0.4	0.033

H07R-3081	235	feet of mineralization
(-60 deg., east)	215	360	145	0.022	0.1	0.024
including	240	275	35	0.046	0.1	0.048
	395	485	90	0.021	1.1	0.041

H07R-3084	180	feet of mineralization
(-60 deg., east)	685	795	110	0.013	0.6	0.024
	890	960	70	0.018	0.1	0.019

H07R-3090	no mineralized intercept
(vertical)

H07R-3091	565	feet of mineralization
(-60 deg., east)	305	870	565	0.012	1.2	0.034
including	570	865	295	0.016	2.3	0.058

H07R-3094	no mineralized intercept
(-60 deg., east)

Hole	From	To	Interval	Au opt	Ag opt	AuEu Opt
H07R-3096	225	feet of mineralization
(-60 deg., west)	400	625	225	0.014	0.5	0.023
including	440	505	65	0.032	0.9	0.049

H07R-3102	520	feet of mineralization
(-60 deg., east)	205	725	520	0.019	0.3	0.024
including	215	275	60	0.063	0.0	0.064
&	340	365	25	0.033	0.4	0.040
&	570	620	50	0.030	0.3	0.035

H07R-3104	230	feet of mineralization
(-60 deg., east)	0	230	230	0.019	0.5	0.029
including	65	135	70	0.026	0.6	0.038

H07R-3107	40	feet of mineralization
(-60 deg., east)	40	80	40	0.029	0.3	0.034

H07R-3113	95	feet of mineralization
	210	305	95	0.013	0.4	0.020

Brimstone Pit Area

Drill Hole Equivalent	From	To	Interval	Au opt	Ag opt	AuEu opt

H07D-3079	550	feet of mineralization
	435	985	550	0.018	0.6	0.030
including	555	604	49	0.028	1.3	0.053

H07R-3102	520	feet of mineralization
	205	725	520	0.019	0.3	0.024
including	210	620	410	0.022	0.3	0.027

H07R-3111	190	feet of mineralization
	0	190	190	0.017	0.7	0.030

H07R-3117	250	feet of mineralization
	485	640	155	0.018	0.2	0.022
including	520	570	50	0.026	0.3	0.031
	700	795	95	0.019	0.2	0.022

H07R-3118	250	feet of mineralization
	260	510	250	0.029	0.9	0.045
including	260	280	20	0.075	0.7	0.088

H07R-3120	170	feet of mineralization
	375	480	105	0.009	2.8	0.061
	540	565	25	0.016	0.8	0.031
	825	865	40	0.016	0.2	0.020

Hole	From	To	Interval	Au opt	Ag opt	AuEu Opt
H07R-3122	360	feet of mineralization
	385	745	360	0.015	0.6	0.026
including	455	485	30	0.019	1.2	0.040

H08R-3125	250	feet of mineralization
	360	460	100	0.013	0.3	0.019
	500	650	150	0.022	0.2	0.025
including	610	625	15	0.030	0.4	0.037

H08R-3123	540	feet of mineralization
	390	930	540	0.014	0.5	0.024
Including	515	535	20	0.034	0.2	0.037
&	675	705	30	0.018	4.9	0.109
&	875	925	50	0.019	0.7	0.032

H08R-3126	330	feet of mineralization
	245	575	330	0.022	0.6	0.033
Including	390	455	65	0.044	1.0	0.063
&	490	515	25	0.033	1.3	0.058

H08R-3127	315	feet of mineralization
	485	800	315	0.011	0.7	0.024
Including	695	755	60	0.023	1.4	0.050

H08R-3128	265	feet of mineralization
	435	700	265	0.011	0.5	0.021
Including	585	610	25	0.020	0.6	0.031
&	655	700	45	0.012	1.5	0.040

H08R-3131	425	feet of mineralization
	220	645	425	0.021	0.7	0.034
Including	220	265	45	0.083	0.2	0.086

H08R-3132	285	feet of mineralization
	370	410	40	0.018	0.4	0.026
	515	760	245	0.011	1.1	0.031
Including	715	740	25	0.009	2.0	0.047

H08R-3136	220	feet of mineralization
	425	530	105	0.019	0.4	0.026
	1050	1165	115	0.023	0.4	0.030
Including	1145	1165	20	0.039	0.6	0.050

H08R-3137	510	feet of mineralization
	230	740	510	0.020	0.9	0.037
Including	700	735	35	0.019	1.4	0.045

Hole	From	To	Interval	Au opt	Ag opt	AuEu Opt
H08R-3140	170	feet of mineralization
	400	435	35	0.017	0.7	0.030
	485	585	100	0.015	0.9	0.032
	640	675	35	0.018	0.1	0.019

H08R-3148	150	feet of mineralization
	420	455	35	0.016	0.1	0.017
	615	730	115	0.016	2.2	0.056

H08R-3151	510	feet of mineralization
	320	730	410	0.017	0.2	0.021
Including	340	355	15	0.043	0.1	0.046
	780	880	100	0.044	0.5	0.053
Including	805	820	15	0.117	1.1	0.136

H08R-3154	345	feet of mineralization
	305	650	345	0.020	0.2	0.023

H08R-3157	465	feet of mineralization
	235	700	465	0.017	0.4	0.025
Including	525	585	60	0.031	0.7	0.044

Fire Zone

H08R-3135	195	feet of mineralization
	640	835	195	0.027	0.2	0.031
Including	705	720	15	0.067	0.4	0.075

H08R-3138	215	feet of mineralization
	225	440	215	0.022	0.6	0.033
Including	230	310	80	0.040	1.4	0.065

H08R-3139	170	feet of mineralization
	305	475	170	0.014	0.4	0.022

H08R-3146	180	feet of mineralization
	360	540	180	0.018	0.3	0.024

H08R-3147	260	feet of mineralization
	235	425	190	0.019	0.4	0.027
Including	245	265	20	0.013	2.0	0.051
	505	575	70	0.013	0.3	0.020

H08R-3150	45	feet of mineralization
	340	385	45	0.016	0.3	0.022

H08R-3152	40	feet of mineralization
	140	180	40	0.025	0.2	0.029

H08R-3156	65	feet of mineralization
	305	370	65	0.012	0.6	0.022

The analysis of the current drill results and historical geological information suggests that gold and silver mineralization is hosted along north-south trending zones of approximately 14,000 feet in length. These zones are partially defined laterally by post-mineral faults. The following individual zones, from west to east, currently recognized are: Camel, Cove, Central, Boneyard, Albert, Fire, Brimstone and Foothill. The expanded program is also planned to include further exploration of the Fire, Albert, Boneyard, Cove and Camel zones. There has been historic mine production from the Cove, Central and Brimstone zones. The other zones have been defined by historic drill holes and surface mapping.

Upon completion of a drill hole, the hole is surveyed and then plugged. Rock samples are collected from each of the drills on a daily basis. Samples are transported to one of two independent assay labs for sample preparation and the determination of contained gold and silver values. Over-all management of the drill program, sample collection and assay program is being carried out by Allied Nevada. Qualified independent consultants have reviewed all aspects of the exploration program. Qualified independent consultants will conduct regular reviews of the ongoing exploration program.

Historical Drilling

Approximately 3,100 exploration drill holes were completed and assayed for gold from 1985-1999. These holes were drilled along the known six miles of productive (mineralized) strike length on the Hycroft property. The distribution of silver mineralization, which provides significant value to the drill hole intersections, is not yet fully understood as historic drill holes were not assayed for the silver.

The chart below contains selected historical assay results:

SELECTED HISTORIC ASSAY RESULTS

Hycroft mine—Humboldt & Pershing Counties, Nevada, USA

Hole		From	To	Interval, ft.	Au-FA, opt	Ag-FA, opt
86-325		5	50	45	0.200	n/a
86-470		0	25	25	0.029	n/a
85-109		0	108	108	0.027	n/a
86-508		0	110	110	0.025	n/a
85-105		0	128	128	0.034	n/a
86-502		5	75	70	0.033	n/a
86-507		0	110	110	0.027	n/a
85-106		0	154	154	0.032	n/a
86-403		5	120	115	0.023	n/a
85-102		15	165	150	0.021	n/a
86-341		10	70	60	0.008	n/a
86-341	&	105	120	15	0.019	n/a
85-103		15	165	150	0.017	n/a
86-364		0	120	120	0.022	n/a
85-57		0	113	113	0.023	n/a
85-68		0	248	248	0.017	n/a
85-138		0	183	183	0.021	n/a
86-493		0	125	125	0.032	n/a
85-127		3	128	125	0.009	n/a
86-394		0	160	160	0.014	n/a
SR-2		0	210	210	0.028	n/a
86-401		0	185	185	0.033	n/a
86-399		0	110	110	0.044	n/a
85-130		0	153	153	0.012	n/a

Hole		From	To	Interval, ft.	Au-FA, opt	Ag-FA, opt
86-622		30	145	115	0.012	n/a
90-1405		345	395	50	0.018	n/a
90-1485		210	425	215	0.024	n/a
90-1485	including	285	320	35	0.080	n/a
90-1502		405	550	145	0.015	n/a
90-1503		310	395	85	0.021	n/a
90-1503	including	315	335	20	0.041	n/a
90-1520		350	490	140	0.011	n/a
94-2458		297	889	592	0.027	1.1
95-1556		228	256	28	0.026	n/a
95-1556	&	450	666	216	0.011	n/a
95-2710		310	330	20	0.012	n/a
95-2724		190	400	210	0.025	n/a
95-2724	including	345	385	40	0.097	n/a
95-2726		210	400	190	0.043	n/a
95-2726	including	230	315	85	0.073	n/a
95-2728		240	400	160	0.046	n/a
95-2728	including	365	400	35	0.011	n/a
95-2788		305	340	35	0.005	n/a
95-2808		230	400	170	0.008	n/a
95-2820		255	350	95	0.019	n/a
95-2824		340	500	160	0.010	n/a
95-2826		220	430	210	0.023	n/a
95-2826	including	260	325	65	0.035	n/a
95-2840		210	400	190	0.021	n/a
95-2840	including	340	400	60	0.033	n/a
95-2842		340	495	155	0.011	n/a
95-2825		400	440	40	0.011	n/a
92-1895		135	400	265	0.012	n/a
R99-1504T		190	655	465	0.019	n/a
90-1504		255	600	345	0.017	n/a
92-1972		200	500	300	0.024	n/a
D99-1972T		225	360	135	0.05	n/a
D99-1972T	&	395	550	155	0.014	n/a
92-1950		225	425	200	0.027	n/a
D991950T		190	390	200	0.021	n/a
92-1974		240	340	100	0.032	n/a
89-1414		240	370	130	0.022	n/a
92-1952		390	525	135	0.009	n/a
92-1952	&	445	525	80	0.011	n/a
92-1952	&	555	605	50	0.011	n/a
89-1435		245	400	155	0.037	n/a
05-3038		110	220	110	0.024	n/a
05-3038	&	245	280	35	0.012	n/a
92-1945		210	250	40	0.016	n/a
98-TH20		70	90	20	0.005	n/a
90-1489		155	170	15	0.007	n/a
98-TH4		20	90	70	0.03	n/a
98-TH21		40	90	50	0.007	n/a

Upon completion of the 2008 sulfide exploration drill program, and the review of the historical data, Allied Nevada intends to revise the sulfide mineralized material calculation estimate. We also plan to start metallurgical test work during 2008. This test work will focus on estimating gold and silver recovery that could be obtained from the sulfide material.

Management intends to continue exploration drilling on the sulfide system in 2009. We plan to conduct metallurgical testing as well as additional engineering work in 2009. We intend to complete a pre-feasibility study evaluating the economic viability of the sulfide project and anticipate completion of the study in 2010.

Any expansion of the Hycroft Mine necessary to exploit any additional reserves that may be established through our Hycroft exploration drilling program that are not located within our current mine plan, will require us to obtain all permits, approvals and consents of regulatory agencies responsible for the use and development of mines in Nevada.

Advanced Exploration Properties

Advanced Exploration Properties are those properties where we retain a significant controlling interest or joint venture and where there has been sufficient drilling and analysis completed to identify and report reserves or other mineralized material. Allied Nevada currently has five properties in this category: Maverick Springs, Mountain View, Hasbrouck, Three Hills, and Wildcat.

We are currently evaluating these properties to determine how to best advance these projects by increasing the identified mineral resources, improving the quality of these mineral resources, or advancing the project to a development decision.

The following table summarizes material information concerning our Advanced Exploration Properties. The reader is directed to the more comprehensive information about these properties starting immediately following the summary table.

Advanced Exploration Properties

Summary Information

Property Name	Approximate Acreage	Original Ownership Interest	Geology	Exploration/ Mining History	Mineralization and Other
Maverick Springs	4,920 acres	45%, subject to underlying royalties and annual lease payments of $100,000 (Allied Nevada’s share is 45%)	Sediment hosted disseminated gold/silver system.	Prior exploration and drilling by Vista and Silver Standard Resources Inc. and others.	Mineralized material is estimated at 69.6 million tons grading 0.01 opt gold and 1.0 opt silver at a silver-equivalent cut-off grade of 1.0 opt silver. Allied Nevada in joint venture with SSRI.

Mountain View	2,560 acres	50%, with an option to acquire additional 50% by paying $250,000, subject to underlying 1.0% and 1.5% royalties	Severance rhyolite hosts gold mineralization under cover.	Previously drilled and explored by others, Vista has drilled on the property.	Estimated 23.2 million tons of gold mineralized material grading 0.013 opt gold at a cut-off grade of 0.006 opt gold.

Property Name	Approximate Acreage	Original Ownership Interest	Geology	Exploration/ Mining History	Mineralization and Other

Hasbrouck	1,300 acres	100%, subject to underlying 2.0% and 1.5% royalties Newmont can back in for 51%.	Gold is hosted in volcanics below sinter deposits of an epithermal, hot spring environment.	Previously explored and drilled by other operators.	Mineralized material above a cut-off of 0.010 opt gold is estimated at 20.3 million tons grading 0.023 opt gold and 0.32 opt silver.

Three Hills	201 acres	Part of Hasbrouck agreement Newmont can back in for 51%.	Gold occurs in silicification zone where faults cut the volcanics.	Previously explored and drilled by other operators.	Gold mineralized material above a cut-off of 0.01 opt gold is estimated at 5.7 million tons grading 0.023 opt gold.

Wildcat	2,580 acres	100%, subject to underlying 0.4-1.0% royalties	Structurally controlled epithermal gold and silver in volcanics.	Historic small scale mining of veins. Extensively drilled by former operators.	Mineralized material above a cut-off grade of 0.010 opt gold is estimated at 38.1 million tons grading 0.018 opt gold and 0.16 opt silver.

Maverick Springs

The Maverick Springs project is located in northeast Nevada at the southeast end of the Carlin Trend belt of gold-silver mineralization, approximately half-way between Elko and Ely, Nevada. The property consists of 246 claims with a total area of approximately 4,920 acres.

On October 7, 2002, Vista completed the acquisition of a 100% interest in the Maverick Springs gold and silver project from Newmont Mining Corporation (“Newmont”) and the Mountain View gold project (described below) from Newmont’s wholly-owned subsidiary Newmont Capital Limited (“Newmont Capital”). To acquire the interest in Maverick Springs, Vista paid cash of $250,000 and issued 141,243 equity units to Newmont, each unit comprised of one Vista share and one two-year Vista warrant. Newmont retained a 1.5% NSR, and on October 7, 2003, Vista issued to Newmont 122,923 Vista shares and 122,923 Vista warrants. All of the foregoing Vista warrants expired unexercised. In addition, pursuant to acquisition agreement terms Vista completed 34,060 feet of drilling as of October 7, 2004, and was required to complete an additional 15,940 feet of drilling before October 7, 2006; such drilling was completed in August 2006. Allied Nevada may terminate this agreement at any time. After October 7, 2006, Newmont had a one-time right to acquire a 51% interest in the Maverick Springs project, by paying to Allied Nevada twice the amount that Allied Nevada and, historically Vista, have spent on the project, including acquisition costs. In the event that Newmont exercises this right, Newmont would relinquish its 1.5% NSR. This one-time right expired 60 days after receipt of data on the property from Allied Nevada, which data was required to be delivered within 30 days of October 7, 2006. In January 2007, Newmont informed Vista that it would not be exercising this right.

Maverick Springs is subject to a lease agreement, between Newmont and Artemis Exploration Company. The lease was entered into on October 1, 2001, and the key terms include: payment of advance minimum royalties of $50,000 on October 1, 2003 (this has been paid) and advance minimum royalties of $100,000 on October 1, 2004 (this has been paid), $100,000 on October 1, 2005 (this has been paid) and each year thereafter while the agreement is in effect; work commitments of 6,400 feet of exploration drilling, on or before October 1 in each of 2002 (extended by agreement to November 15, 2002), 2003 and 2004 (these commitments have been met), a preliminary economic evaluation to be conducted by October 1, 2004 which was extended to April 7, 2005 (this has been completed); and a net smelter returns royalty based on a sliding scale ranging from 2% to 6%, depending on gold and silver prices at the time of production.

On June 9, 2003, Vista entered into an agreement granting Silver Standard Resources Inc. (“SSRI”) an option to acquire its interest in the silver mineralized material hosted in the Maverick Springs project. Allied Nevada, as successor to Vista, will retain its 100% interest in the gold mineralized material. The agreement with SSRI is subject to the terms of the Newmont purchase agreement. Under the agreement, SSRI was to pay $1.5 million over four years, of which $949,823 was paid to Vista in 2003, $428,481 in 2004 and $144,285 in 2005, completing the $1.5 million obligation. Since SSRI has satisfied the $1.5 million obligation, all costs incurred for Maverick Springs are now being shared by the two corporations as stated below. SSRI and Vista formed a committee to jointly manage exploration of the Maverick Springs project. Allied Nevada, as successor to Vista, has a 45% vote on the committee, and SSRI is the operator and has a 55% vote. Since SSRI has completed its $1.5 million in payments, future costs will be shared by SSRI and Allied Nevada on the same ratio as established for operation of the management committee: Allied Nevada 45% / SSRI 55%, subject to standard dilution provisions.

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

Mountain View

The Mountain View property is located in northwest Nevada near the Blackrock Desert. The property is approximately 15 miles northwest of Gerlach, Nevada in Washoe County; it straddles the boundary between the Squaw Valley and Banjo topographic quadrangles. The property currently consists of 128 claims with a total area of approximately 2,560 acres.

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

Prior operators have conducted drilling on the Mountain View property. Vista completed a five-hole reverse circulation program totalling 4,330 feet in November 2003. The results indicate the presence of a new zone of bulk mineralization approximately 200 feet east of the known core of mineralization. Vista completed a five-hole reverse circulation program totalling 4,070 feet in 2004, and the results indicate potential bulk-mineable gold mineralization and the down-dip extension of higher-grade gold mineralization.

Geology

The dominant rock types in the area are Miocene volcanics and interbedded volcaniclastic sediments. Minor greenschist facies Permo-Triassic strata occur to the northeast and a large body of granodiorite makes up the bulk of the Granite Range to the east and south.

The Miocene lithologies consist of mafic tuffs, rhyolite tuffs and flows, volcaniclastic sediments and basalts. These units are separated from the Granite Range to the east by a range front normal fault that dips steeply to the southwest. The Severance deposit is hosted by a unit known as the Severance rhyolite that is sandwiched between the range front fault to the northeast and older Tertiary tuffs, flows and volcaniclastic sediments to the southwest.

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

Hasbrouck

The Hasbrouck property is located in southwestern Nevada about 5 miles south-southwest of the town of Tonopah in Esmeralda County, Nevada, adjacent to U.S. Highway 95 and approximately half-way between Reno and Las Vegas. The property consists of 22 patented lode mining claims and 61 unpatented lode claims that cover an area of approximately 1,300 acres.

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

Wildcat

Wildcat is located about 35 miles northwest of Lovelock and 26 miles south of the Hycroft Brimstone Open Pit Mine in Pershing County, Nevada. The project consists of 125 unpatented claims and 4 patented claims, comprising 2.500 acres.

During September and October 2003, Vista concluded due diligence reviews and executed formal purchase agreements to acquire the Wildcat project and the associated exploration data in three separate transactions. On September 23, 2003, Vista purchased 71 unpatented mining claims from Monex Exploration, a partnership, for $200,000 on signing and $300,000 on August 11, 2004. On commencement of commercial production, Allied Nevada will make a one-time production payment in the amount of $500,000. Thirteen of the claims are subject to an underlying 0.4% NSR, and the remaining 58 claims are subject to an underlying 1% NSR.

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

Other Exploration Properties

Other Exploration Properties are those properties that are not Development Properties or Advanced Exploration Properties. In general, these properties either do not have sufficient work completed to identify and report reserves or other mineralized material or we do not have a significant controlling interest or joint venture on the property.

Most of these properties have been optioned and leased to other exploration companies in return for production royalties averaging approximately 2.6% advance minimum royalties and, on some of the properties, work commitments. The contractual royalty payments are planned to be approximately $4 million in 2008 and contribute funding for our exploration, development and other corporate activities. For the properties under lease, the lessee is also responsible for making the land payments including the U. S. Bureau of Land Management (“BLM”) fees and county property tax payments.

The Contact property is one of the more significant properties within this category. Allied Nevada owns wholly or in fractional interest 110 patented claims in the Contact mining district in northeast Elko County, Nevada. We also staked 307 unpatented claims adjacent to the patented claims in early July 2007. The new unpatented claims are contiguous to our 110 patented claims in the district as well as contiguous to patented and unpatented claims held by International Enexco Ltd. Data are being compiled and a field evaluation involving mapping and sampling is planned to better understand the economic potential of the district. There are no royalties associated with our ownership of both the patented and unpatented mining claims.

BLM filing fees and county property tax payments were paid for approximately 10,570 unpatented mining claims held by Allied Nevada. We paid the BLM and county fees for approximately 4,970 claims and strategic partners paid the fees for the remaining 5,600 claims.

Discussions have been initiated with various lessees to renegotiate agreements with terms that are in alignment with our corporate exploration objectives. We will pursue other strategic options that could include exploration joint ventures, royalty agreements, or the sale or release of the mineral property.

The following table summarizes material information concerning our Other Exploration Properties. The reader is directed to the more comprehensive information about the Contact and Pony Creek and Elliot Dome/Carlin Trend properties starting immediately following the summary table.

Other Exploration Properties

Summary Information

Property Name/ Trend	Approximate Acreage	Original Ownership Interest	Allied Nevada Retained Interest	Annual Advance Minimum Royalty	Work Commitment	Geology	Exploration/ Mining History
Contact	6,140 acres (unpat. claims)	100%	100%	0	0	Cu-Au-Ag in skarns along granodiorite contact	Old mine workings, 1870s and 1950s Phelps Dodge drilled in 1970s.

Pony Creek and Elliot Dome/Carlin Trend	17,900 acres	Sold to Mill City along with 8 other Pescio properties, who optioned 60% to Grandview Gold.	3% NSR, reducing to 2% if work commitments met and 1% more can then be bought for $1.5 million	Escalating from $30,000 in 2004 to $100,000 in 2009 and beyond, unless option terminated.	Grandview to spend $3.5 million by July 31, 2007, 30,000’ of drilling on Pony Creek and Elliot Dome.	Gold is related to felsite breccias and probably to felsic intrusions into graben faults.	Newmont explored and drilled 1980-1989, followed by others off and on through present.

Property Name/ Trend	Approximate Acreage	Original Ownership Interest	Allied Nevada Retained Interest	Annual Advance Minimum Royalty	Work Commitment	Geology	Exploration/ Mining History
Beowawe/ Cortez-Battle Mt.-Eureka Trend	2,000 acres	100%, but subject to option to purchase granted to Atna, which in turn optioned 70% to Apollo Gold Energy; Atna has informed Allied Nevada that they do not intend to proceed with purchase.	3% NSR	$75,000 on or before November 6, 2006 and $100,000 on or before November 6 for each subsequent year.	8,000’ of drilling	Volcanics and sediments cross cut by faults, geothermal system with gold, mercury, barite associated with quartz veins and pyritic breccia.	Old mine workings, 1983-1996 four companies drilled 39 shallow holes, 3 shallow holes in 2004.

Cobb Creek/ Independence Trend	1,020 acres	49%, subject to lease/purchase with Staccato	3% NSR (1% can be bought for $1.5 million)	49% of $75,000 in 2007, escalating to 49% of $150,000	5,000’ drilling per year	Andesitic basalt cut by quartz-calcite gold veins.	BHP/Utah and Orvana drilled 72 holes 1980s and 1990s.

Dixie Flats/ Carlin Trend	6,280 acres	Staccato owns 100%	2% NSR (1% can be bought for $1.5 million)	$65,000		Webb Formation calcareous sediments. Gold with pyrite and barite associated with brecciated silicified and oxidized alteration.	Geophysics and geochem, Cordex drilled 10 reverse circulation holes 1996, BHP drilled 17 reverse circulation holes 1996 and 1997.

Property Name/ Trend	Approximate Acreage	Original Ownership Interest	Allied Nevada Retained Interest	Annual Advance Minimum Royalty	Work Commitment	Geology	Exploration/ Mining History
Dome/Cortez- Battle Mt.- Eureka Trend	380 acres	49%, subject to lease to Senator	3% NSR (49% to Pescio) (1% can be bought for $750,000 w/in 5 yrs, $2 million after 5 yrs. Additional 1% can be purchased for $3 million)	49% of $35,000/yr escalating to $60,000 per year on January 3, 2014 in lease payments		Rhyolite with anomalous mercury and barium and weak gold values. Quartz in minor fractures, argillic alteration.	Grass roots stage exploration project.

Wild Horse/ Between Carlin and Independence Trends	440 acres	Same as Dome	Included with Dome	Included with Dome		Pyroclastic volcanic rocks overlain by sinter. Pyrite in banded chalcedony veins, breccias and rarely in silicifed tuffs.	1984-1989 four companies explored and 7,360’ reverse circulation drilling.

Eden/Sleeper Trend	1,360 acres	Sold to Mill City along with 8 other Pescio properties. Minterra has informed Mill City and Allied Nevada of their intention to terminate the option agreement. Mill City is seeking alternative partners at this time.	3% NSR (1% can be bought for $1 million)	Escalating from $30,000 in 2004 to $100,000 in 2009 and beyond, unless option terminated.	$5 million in explor. & development over 5 yrs, 100,000’ of drilling — on the 9 properties. Minterra can earn 10% more by completing bankable feasibility study.	Silicified and strongly argillized zones in sediments along major faults.	3 companies have drilled 63 holes.

Property Name/ Trend	Approximate Acreage	Original Ownership Interest	Allied Nevada Retained Interest	Annual Advance Minimum Royalty	Work Commitment	Geology	Exploration/ Mining History
Elder Creek/ Cortez-Battle Mt.-Eureka Trend	460 acres	Same as Eden, including Minterra notice of intent to terminate option	Same as Eden	Same as Eden	Included with Eden	Gold is associated with faults in Valmy Formation sediments thrust over Devonian carbonates.	Shallow gold mineralization was mined by Alta Gold/NERCO joint venture in 1988.

NAD/Cortez- Battle Mt.- Eureka Trend	200 acres	Same as Eden, including Minterra notice of intent to terminate option	Same as Eden	Included with Elder Creek	Included with Eden	Upper-plate siliciclastic rocks host a gold anomaly where the upper plate rocks are exposed.	Some 47 holes have been drilled by 5 companies.

North Carlin/ Carlin Trend	720 acres	Same as Eden, including Minterra notice of intent to terminate option	Same as Eden	Same as Eden	Included with Eden	The project is covered by post-mineral rocks. The target would be to drill test favorable rocks beneath cover, estimated at 1,000- 1,665 feet deep.	Early-stage exploration project.

North Mill Creek/Cortez- Battle Mt.- Eureka Trend	120 acres	Same as Eden, including Minterra notice of intent to terminate option	Same as Eden	Included with Elder Creek	Included with Eden	Upper plate Valmy Formation sediments host a large geochemical anomaly for arsenic, antimony and mercury.	3 adits, 5 bulldozer cuts, 9 reverse circulation drill holes by 4 companies 1995-1998.

Property Name/ Trend	Approximate Acreage	Original Ownership Interest	Allied Nevada Retained Interest	Annual Advance Minimum Royalty	Work Commitment	Geology	Exploration/ Mining History
Switch and Six Mile/ Between Cortez-Battle Mt.-Eureka and Carlin Trends	480 acres	Same as Eden, including Minterra notice of intent to terminate option	Same as Eden	Included with Eden	Included with Eden	Covered by post-mineral Tertiary volcanics. Claims are along major structures and targets would be at depth beneath the cover.	Early-stage exploration project.

Toy/Cortez- Battle Mt.- Eureka Trend	7,820 acres	Same as Eden, including Minterra notice of intent to terminate option	Same as Eden	Same as Eden	Included with Eden	Silicified and argillized upper plate Valmy Formation and igneous dikes with a major structural zone running through the property.	Unknown number of shallow holes tested upper plate rocks.

Tusk/Cortez- Battle Mt.- Eureka Trend	1,080 acres	Same as Eden, including Minterra notice of intent to terminate option	Same as Eden	Same as Eden	Included with Eden	Covered by gravels and post-mineral tuff. A mineralized structural zone trends onto the property.	Some past drilling occurred, but no information is available.

Rock Creek/ Between Cortez-Battle Mt.-Eureka and Carlin Trends	920 acres	100%, leased to Duncan Park for 20 yrs along with South Silver Cloud	3% NSR increasing with gold price (1% can be bought for $1 million)	$30,000 in 2004 escalating to $150,000 in 2009 and thereafter	4,000’ drilling by 2006 and 5,000’/yr thereafter	Faults control alteration and mineralization in volcanics. Targets would be deeper than tested to date.	Other companies drilled 122 shallow holes.

Property Name/ Trend	Approximate Acreage	Original Ownership Interest	Allied Nevada Retained Interest	Annual Advance Minimum Royalty	Work Commitment	Geology	Exploration/ Mining History
Santa Reina/ Carlin Trend	540 acres	100% leased to DPHC	3% NSR (1% can be bought for $1 million)	$75,000 in 2007 escalating to $150,000 in 2009 and thereafter		Post mineral tuffaceous sediments cover the target area. A favorable structural setting exists within a projected favorable setting of rock units.	Very little work has been done on this property.

South Silver Cloud/ Between Cortez-Battle Mt.-Eureka and Carlin Trends	2,440 acres	Included with Rock Creek	Same as Rock Creek	Included with Rock Creek	Included with Rock Creek	Partially covered, hot-springs type system exposed. Targets are deeper than tested, for vein-type gold-silver.	At least 122 mostly shallow holes drilled by previous operators were not successful.

Tonka/Carlin Trend	240 acres	100%, subject to lease to Beaucache.	4% NSR (2% can be bought for $4 million)	$50,000 in 2007, escalating to $200,000 in 2011 and thereafter	5,000’ drilling by 2008 and 7,500’/yr thereafter	Silicified and baratized outcrops of Webb Formation siltstone in a favorable structural setting.	About 15 holes by previous operators. None are known to have reached current target depths.

Woodruff/ Carlin Trend	360 acres	100%, subject to lease to Beaucache.	4% NSR (2% can be bought for $4 million)	$50,000 in 2007, escalating to $200,000 in 2011 and thereafter	5,000’ drilling by 2006 and 7,500’/yr thereafter	Anomalous arsenic, antimony and mercury values around graben faults may indicate gold mineralization in favorable host rocks at depth.	Several companies have explored the project. Two holes apparently were drilled, one shallow and a deep hole, which deflected and remained in unfavorable rocks.

Property Name/ Trend	Approximate Acreage	Original Ownership Interest	Allied Nevada Retained Interest	Annual Advance Minimum Royalty	Work Commitment	Geology	Exploration/ Mining History
Marr/W. side Cortez-Battle Mtn.-Eureka Trend	1,860 acres	100%, subject to lease to Tornado	4% NSR (2% can be bought for $4 million)	$75,000 in 2007, escalating to $200,000 in 2011 and thereafter	5000´ drilling by 9/1/08; 7500´/yr thereafter	Claims located along prominent basement NE-trending structure.	Geophysics and sampling by previous operator. Series of high resistivity anomalies.

Brock/S. Cortez-Battle Mtn.-Eureka Trend	4,400 acres	100%, subject to lease to Tornado	4% NSR (2% can be bought for $4 million)	$75,000 in 2007, escalating to $200,000 in 2011 and thereafter	5000´ drilling by 9/1/08; 7500´/yr thereafter	Claims located along prominent basement N-trending structure, interpreted as lower plate arch	Some sampling, and regional geophysics.

NT Green/Central Cortez/Battle Mtn.-Eureka Trend	5,320 acres	100%, subject to lease to Tornado	4% NSR (2% can be bought for $3 million)	$50,000 in early 2008, escalating to $100,000 in 2010 and thereafter	5000´ drilling by 9/1 each year or pay $10/foot in lieu.	Property in the Pipeline-Toiyabe Corridor on the west flank of an intrusive.	Some sampling, and regional geophysics.

Contact District

Allied Nevada, through the acquisition from Vista of the F. W. Lewis, Inc. properties, owns wholly or in fractional interest 110 patented claims in the Contact mining district in northeast Elko County, Nevada. We also staked 307 unpatented claims adjacent to the patented claims in early July 2007. There are no royalties associated with our ownership of both the patented and unpatented mining claims.

The small settlement of Contact is located approximately 52 miles north of Wells, Nevada and 16 miles south of Jackpot, Nevada. The mining district is immediately west of the town of Contact and extends for several miles west and southwest of town. The mining district, referred to as either the “Contact” or “Salmon River” district, was discovered in the early 1870s and was first worked for gold and silver. However, copper was soon discovered and the vast majority of the historic work in the district has been directed toward the development and production of copper ores. Early work in the district was hampered by the inaccessibility of the area and the resultant high shipping costs for any ore produced. The later construction of the railroad eliminated this problem, but falling copper prices in the 1930s caused the district to cease production. The district saw a renewed period of activity in the 1940s and early 1950s, but little true exploration work was done and most efforts were directed toward mining already known ore deposits. More recently, various companies have looked at the district for precious metals in the 1980s and 1990s, and higher copper and molybdenum prices have recently renewed interest in those prospects.

Geology

The area is underlain by a granodiorite batholith and related rocks of Mesozoic age which intruded a Late Paleozoic sedimentary sequence of shale and limestone. Contact metamorphism and metasomatism produced skarns and hornfels in the sediments up to a mile away from the contact zone. High-grade precious and base metal mineralization occurs along these contact metamorphic zones. The intrusion of the porphyry and alaskite was apparently centered near the North Contact Zone. This intrusion further metamorphosed the sedimentary rocks and culminated in a wave of copper mineralization that not only affected the contact zones, but mineralized masses of porphyry and alaskite.

Various companies, including Phelps Dodge Company in the early 1970s and Golden Phoenix in the early 1990s and their engineering and geological staffs have estimated the mineralization in the district and published historic mineralization estimates. These estimates are based on drilling primarily in and around the Banner Zone, the center of which is located approximately one mile west-northwest of town. There has been recent drilling in the Zone by another company and Allied Nevada controls patented claims on the west and east ends of the Banner Zone. Although Allied Nevada has not conducted any drilling on the property, our geologic staff is in the process of evaluating the potential of the district and will review business opportunities that might develop.

Pony Creek/Elliot Dome Property

The Pony Creek/Elliot Dome Property is located in the Larrabee mining district of Elko County, Nevada, in the southern half of the Carlin Trend, 28 miles southeast of the town of Carlin and 19 miles south of Newmont Gold Company’s Rain Mine.

The Pony Creek/Elliot Dome Property consists of 895 unpatented lode mining claims (approximately 17,900 acres). The property is located across the crest of the southern part of the Pinyon Range at elevations ranging from 6,600 feet to about 8,000 feet. Access to the property from the west is by traveling the Indian Pony road off State Highway 278, or from the east via the Red Rock Ranch road off a junction with State highway 228.

Pursuant to an agreement with the Pescios, Mill City owns a 100% interest in the property and was to pay the Pescios a NSR of 3%. Escalating annual property payments would have to be made to the Pescios and Mill City may purchase 1.0% of the 3.0% NSR for a total of $1 million. Mill City must also pay annual rentals to the BLM of $125 per claim on or before September 1 of each year and appropriate county filing fees to the Elko County Recorder on or before November 1 of each year.

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

As part of the Arrangement, Allied Nevada acquired the Pescios’ interest in the Pony Creek Property from the Pescios. Allied Nevada is now the holder of a royalty on the claims, and holds contractual rights that may in certain circumstances require the record owner to transfer ownership of the claims to Allied Nevada.

Geology

Most of the property is comprised of dry, sagebrush- and grass-covered hills with a few juniper and pinyon pines. The climate is favorable for year-round mining and exploration may be done from May through November.

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

Recent Developments

Madison Enterprise Corp. Exercise of Option to Acquire Company’s Battle Mountain Property

On December 31, 2007 Madison Enterprise Corp. (“Madison”) exercised its option under an Exploration Agreement to acquire our Battle Mountain property consisting of 360 unpatented mining claims in Lander County, Nevada by paying Allied Nevada $2.0 million. Under the terms of the Exploration Agreement, Allied Nevada retained a NSR of 5% for gold and silver and 4% for other minerals. Additionally, Madison is required to pay an AMR of $60,000 annually subject to adjustment for inflation, which amount was paid together with Madison’s option exercise described above. Madison has an option in the Exploration Agreement to purchase the NSR for payment of $4.0 million subject to an annual escalation.

Proposed Sale of Company’s 50% Interest in Hamilton-Treasure Hill Mineral Property

Allied Nevada has accepted an offer to sell its 50% interest in the Hamilton-Treasure Hill mineral property consisting of 106 patented and 112 unpatented mining claims for $1.0 million. Under terms of the agreement, Allied Nevada retained a NSR of 1%, which is subject to a buyout for a payment of $0.5 million in the first 24 months from closing escalating thereafter to a maximum of $3.0 million.

Government Regulation of Mining-Related Activities

Property Interests and Mining Claims

Our exploration activities are conducted in the state of Nevada. Mineral interests may be owned in this state by (a) the United States, (b) the state itself, or (c) private parties. Where prospective mineral properties are owned by private parties, or by the state, some type of property acquisition agreement is necessary in order for Allied Nevada to explore or develop such property. Generally, these agreements take the form of long term mineral leases under which we acquire the right to explore and develop the property in exchange for periodic cash payments during the exploration and development phase and a royalty, usually expressed as a percentage of gross production or net profits derived from the leased properties if and when mines on the properties are brought into production. Other forms of acquisition agreements are exploration agreements coupled with options to purchase and joint venture agreements. Where prospective mineral properties are held by the United States, mineral rights may be acquired through the location of unpatented mineral claims upon unappropriated federal land. If the statutory requirements for the location of a mining claim are met, the locator obtains a valid possessory right to develop and produce minerals from the claim. The right can be freely transferred and, provided that the locator is able to prove the discovery of locatable minerals on the claims, is protected against appropriation by the government without just compensation. The claim locator also acquires the right to obtain a patent or fee title to his claim from the federal government upon compliance with certain additional procedures.

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

Allied Nevada’s principal reclamation liability is at the Hycroft Mine. On December 28, 2006, Vista put in place a new bond of $7.5 million through its insurance backed financial assurance program that includes a mine reclamation policy and a pollution legal liability policy, which is expected to cover anticipated reclamation costs for the existing disturbance at the Hycroft Mine. The estimated additional bond costs for future activities have been calculated at $3 million.

Government Regulation

Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that Allied Nevada is in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the Nevada and United States and in any other jurisdiction in which we will operate. We are not aware of any current orders or directions relating to Allied Nevada with respect to the foregoing laws and regulations.

Environmental Regulation

Our gold projects are subject to various federal and state laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. It is our policy to conduct business in a way that safeguards public health and the environment. We believe that Allied Nevada’s operations are and will be conducted in material compliance with applicable laws and regulations.

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

During 2006 and 2007, there were no material environmental incidents or non-compliance with any applicable environmental regulations on the properties now held by Allied Nevada. Allied Nevada did not incur material capital expenditures for environmental control facilities during 2006 or 2007.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter of the year ending December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the AMEX and the TSX under the symbol “ANV”, and commenced trading on each of these exchanges on May 10, 2007. The following table sets out the reported high and low sale prices on the AMEX and on the TSX for the periods indicated as reported by the exchanges.

		American Stock Exchange ($)		The Toronto Stock Exchange (CDN$)
		High	Low	High	Low
2007	2nd quarter (commencing May 10)	6.06	4.00	6.50	4.20
	3rd quarter	6.15	3.80	6.39	4.09
	4th quarter	9.85	4.84	8.80	4.85

On March 4, 2008, the last reported sale price of our common stock on the AMEX was $5.82 and on the TSX was CDN$5.78. As of March 4 , 2008, there were 42,974,150 shares of our common stock issued and outstanding, and we had 279 registered shareholders of record.

We have never paid dividends. While any future dividends will be determined by our directors after consideration of our earnings, financial condition and other relevant factors, it is currently expected that available cash resources will be utilized in connection with the ongoing acquisition, exploration and evaluation programs and development projects of Allied Nevada.

See “Part III—Item 11. Executive Compensation” for information relating to our equity compensation plans.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference in such filing.

The following graph compares the performance of Allied Nevada common stock with the performance of the S&P 500 and the PHLX Gold/Silver Sector IndexSM, assuming reinvestment of dividends on December 31, 2007. The graph assumes $100 invested at the per share closing price on AMEX in Allied Nevada and each of the indices on December 31, 2007. Because Allied Nevada’s common stock commenced trading on May 10, 2007, the sole measurement point is on the last trading day of the year ended December 31, 2007.

Recent Sales of Unregistered Securities

Reference is made to Note 9 to the Consolidated Financial Statements for information concerning Allied Nevada’s equity private placement financing completed in July 2007, as previously reported in reports filed with the Commission. During the quarter ended December 31, 2007, one holder resident in the U.S. exercised 25,000 common stock purchase warrants issued in our July 2007 private placement, at an exercise price of CDN$5.75 per share, for proceeds to Allied Nevada of $146,000. Also during the quarter, Quest Securities exercised the 114,850 Finder’s Warrants received as partial compensation for services provided as a finder in our July 2007 private placement, at an exercise price of CDN$4.60 per Finder’s Warrant, for proceeds to Allied Nevada of $529,000. Each Finder’s Warrant was exercisable for one unit consisting of one share of common stock of Allied Nevada and one common stock purchase warrant with a two-year exercise period and an exercise price of CDN$5.75 per share. The warrant exercise by the U.S. subscriber was made pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. Each subscriber in the United States was an “accredited investor” under the Securities Act, and the Units were sold without any general solicitation by the Company or its representatives. The issuance of the Finder’s Warrants was an offshore offer and sale made in reliance on the exclusion from registration requirements of the Securities Act pursuant to Rule 903 of Regulation S promulgated thereunder.

Item 6.	Selected Financial Data

Set forth below are selected consolidated financial data for each of the five fiscal years ended December 31, 2003-2007. For all periods prior to the effective date of the Arrangement, the financial statements from which these data are derived reflect the financial position and results for subsidiaries of Vista that held Nevada-based mining properties and related assets that were transferred to Allied Nevada as part of the Arrangement (“Vista

Nevada”) and do not include any historical information on the properties that were acquired by Allied Nevada from the Pescios, as such acquisition is considered an asset purchase and not the purchase of a business. Please see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —The Separation of Allied Nevada from Vista—Basis of Presentation” for further information on the derivation of these financial statements. Accordingly, for periods prior to May 10, 2007, the financial statements of Allied Nevada as presented herein are not indicative of results of operations of Allied Nevada as it is now constituted.

We selected the statement of loss data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 from Vista Nevada’s audited Consolidated Financial Statements included herein. See “Part II—Item 8. Financial Statements and Supplementary Data.” We derived the statement of loss data for the year ended December 31, 2003 and the balance sheet data as of December 31, 2003 from Vista’s unaudited financial statements which are not included herein. You should read the information presented below in conjunction with “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of Allied Nevada and Vista Nevada and related notes included herein. See “Part II—Item 8. Financial Statements and Supplementary Data.”

Selected Financial Data

U.S. dollars in thousands

	Years Ended December 31,
Results of operations	2007	2006	2005	2004	2003
					(Unaudited)
Net loss	$(11,265)	$(2,465)	$(2,286)	$(2,803)	$(1,423)

Financial position	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
					(Unaudited)
Current assets	$21,320	$212	$162	$454	$851
Property, plant and equipment	77,431	9,889	10,174	3,773	4,052
Total assets	106,514	17,303	16,863	10,729	6,587
Current liabilities	1,579	162	168	103	58
Total liabilities	6,758	4,848	4,287	4,266	4,202

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Allied Nevada commenced operations on May 10, 2007, following Vista’s transfer to us of the Vista Nevada Assets, along with cash, and the transfer to us by the Pescios of the Pescio Nevada Assets. These transfers to us were made in exchange for shares of our common stock and cash, under the terms of the Arrangement Agreement. See “Part I—Item 1. Business—History of Allied Nevada”. We are now conducting our new business of evaluation, acquisition, exploration and advancement of gold exploration and development projects in the state of Nevada. Before the Arrangement was completed, we had no properties or property interests, were not yet conducting business operations and had no shareholders other than Vista. For periods prior to the effective date of the Arrangement, the financial statements, related discussion and analysis and other financial information in this document were prepared as relates to the subsidiaries of Vista that held Nevada-based mining properties and related assets that were transferred to Allied Nevada as part of the Arrangement. In our SEC filings prior to the completion of the Arrangement, we referred to these subsidiaries as “Vista Gold Corp—Nevada exploration properties” or “Vista Nevada”. Also see “Part I—Item 1.—Business” for discussion of the history and a general description of the business of Allied Nevada and the Company’s business strategy.

The following discussion and analysis is made of the financial position and results for Allied Nevada and Vista Nevada, as defined above. For periods prior to the effective date of the Arrangement, these financial statements have been prepared under generally accepted accounting principles (“GAAP”) in the United States as if Vista Nevada had been a stand-alone company and should be read in conjunction with the consolidated financial statements and the related notes thereto included herein. These consolidated financial statements do not include any historical financial information on the property interests acquired by Allied Nevada from the Pescios (the “Pescio Nevada Assets”). Based on guidelines provided in Rule 11-01 of Regulation S-X of the SEC, the U.S. GAAP guidance provided in Emerging Issues Task Force (EITF) 98-3 (concerning whether assets or a business are being acquired) and in the Financial Accounting Standards Board Statement No. 141, “Business Combinations,” the acquisition of the Pescio Nevada Assets is considered an asset purchase and not a purchase of a business, consequently, financial information relating to the property interests acquired from the Pescios is not incorporated into these statements for periods prior to the effective date of the Arrangement. This assessment is based on the fact that no separate entity was acquired but rather a group of interests in mineral properties assembled over time by the Pescios. None of the properties is in the operating stage; consequently, although certain of the property interests generate cash from advanced minimum royalty (“AMR”) payments, none of the properties produces any revenue from operations. In addition, as the Pescio Nevada Assets have nothing in the nature of physical facilities, employees, market distribution systems, sales forces, customer bases, production techniques, trade names or operational or resource management processes consistent with a business operation, none of the foregoing attributes were acquired through the acquisition of these assets. The $70,518,000 cost of these assets was determined as the estimated fair value of the consideration paid of $15 million cash and 12 million shares of common stock of Allied Nevada. Accordingly, for periods prior to May 10, 2007, the historical financial statements of Allied Nevada as presented herein are not indicative of results of operations of Allied Nevada as it is now constituted.

The discussion and analysis of the consolidated operating results and financial condition of Allied Nevada for the year ended December 31, 2007 has been prepared based on information available to us as of March 6, 2008. This discussion should be read in conjunction with the consolidated financial statements of Allied Nevada for the three years ended December 31, 2007 and the related notes thereto, which have been prepared in accordance with U.S. GAAP. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Outlook

Gold prices started 2007 at $636 per ounce and finished the year at $836 per ounce as quoted on the London Exchange. This rise of approximately 32% during 2007 reflected factors such as oil prices, global instability, real and threatened terrorism activities, the war in Iraq, the decline in the value of the U.S. dollar and the rise and demand for investment and jewelry. Current price levels are near a 25-year high and no assurance can be given that such prices will be sustained.

At the end of 2007, Allied Nevada owned or controlled six properties containing mineralized material. We believe that through exploration drilling and engineering studies, additional value can be added to most of the projects by advancing them closer to a production decision. As discussed below, in September 2007, our Board of Directors approved the proposal to restart the Hycroft Brimstone Open Pit Mine. See also “Part I—Item 2. Properties—Development Properties—Hycroft Brimstone Open Pit Mine—Planned Reactivation of Mine”.

Allied Nevada does not currently generate operating cash flows. Subject to sustained gold prices, Allied Nevada expects to generate revenues and cash flows in the future. We may generate revenues and cash flows from our portfolio of gold projects by several means, including but not limited to options or leases to third parties, joint venture arrangements with other gold producers, outright sales for cash and/or royalties, or project development and operation. Until we start generating sufficient cash flow, we will be dependent on our working capital, potential funding from external sources and cash from AMR payments received with respect to interests in certain Nevada-based mining properties. See “Part I—Item 1. Business—General Description of the Business of Allied Nevada”.

At present, we anticipate raising funds to meet potential long-term obligations and planned expenditures through private or public offerings of either debt or equity securities, or joint venture efforts or sale of properties currently controlled. On July 16, 2007, we completed a non-brokered private placement financing in which we sold and issued a total of 3,696,000 units for total gross proceeds of CDN$17,000,000, or approximately $16.3 million based on the U.S./Canadian dollar exchange rate on the closing date. Net cash proceeds to Allied Nevada were approximately $15.5 million. Each unit consisted of one share of common stock and one common share purchase warrant. Each warrant entitles the holder thereof to acquire one share of common stock of Allied Nevada at any time prior to the close of business on July 16, 2009 at a price of CDN$5.75 per share. We also issued as a finder’s fee 114,850 warrants, each such warrant exercisable for one unit at any time prior to the close of business on July 16, 2009 at an exercise price of CDN$4.60, and paid cash finder’s fees totaling $507,000 to the two entities that served as finders in the private placement financing. See “—Financial Position, Liquidity and Capital Resources—Financing Activities” and Note 9 to the Consolidated Financial Statements. In subsequent years, we anticipate that Allied Nevada will need to raise additional capital to meet property purchase installment obligations and scheduled payments on those properties that we decide to retain under option. Further, additional capital would be necessary to acquire properties and conduct exploration drilling and re-engineering studies on current and newly acquired properties. However, there can be no assurance that Allied Nevada will be successful in efforts to raise additional capital.

On September 11, 2007, our Board of Directors approved the proposal to restart the operations at the Hycroft Brimstone Open Pit Mine. The Hycroft reactivation project involves reopening the Brimstone oxide open pit mine which has been on a care and maintenance program since 1998. This oxide open pit mine was in production from 1994 until 1998 when the entire Hycroft Mine was put on care and maintenance due to low gold prices.

On March 3, 2008, the Board of Directors ratified the signing of an indicative letter of intent concerning a proposed CDN$30 million secured bridge credit facility with Quest Holdings Ltd. (“Quest Holdings”). The terms of the facility are not yet final and are subject to due diligence by Quest Holdings and its counsel, the preparation of definitive documentation, the granting of security and such other steps as are usual to transactions of this nature. The letter of intent provides that the facility is scheduled to be available for drawdown until July 2008 and must be repaid by March 2009. Borrowings under the proposed credit facility are limited to working capital, operating, and capital expenditures relating to the reopening of the Hycroft Mine. The Company’s interest in the Hycroft mine properties and all of its personal tangible property are expected to be pledged as collateral for the credit facility. The proposed agreement is expected to contain customary covenants for credit facilities of this type including certain negative covenants, which will limit or restrict the Company’s ability to incur additional debt. The Company will incur a standby fee equal to four percent of the amount of the loan facility when it enters into the agreement. Borrowings under the proposed credit facility are subject to payment of a five percent drawing fee payable to Quest Holdings. The interest rate on borrowings are twelve percent per annum compounded monthly. Quest Holdings is a wholly-owned subsidiary of Quest Capital Corp. (Quest Capital). As described in Note 13 to the Consolidated Financial Statements, Robert Buchan, Executive Chairman and director of Allied Nevada, is a director of Quest Capital and A. Murray Sinclair, a former director of Allied Nevada, is a Co-Chairman of Quest Capital.

Once reactivated, the Hycroft Mine is expected to produce 375,000 ounces of gold over its first five years of operation. Allied Nevada anticipates that an updated reserve calculation estimate for the Hycroft Mine will be completed in the second half of 2008. The total expenditures required to attain this production are expected to be approximately $26.6 million, of which $22.3 million will be spent on pre-stripping and leach pad construction. Assuming that the requisite financing is obtained, virtually all of these funds are expected to be spent in 2008, with a target of achieving production in the fourth quarter of 2008. The critical constraints to achieving the gold production schedule include the timing of reclamation bond approval, the availability of a mining contractor or the availability of a mining fleet to complete the prestrip. Allied Nevada has scheduled these activities to begin in May 2008.

Included in the total expenditures required to reopen the mine approximately $14 million of working capital and reclamation bonding. See “Part I—Item 2. Properties—Development Properties—Hycroft Brimstone Open Pit Mine—Planned Reactivation of Mine”.

The Separation of Allied Nevada from Vista

On July 6, 2006, Vista announced that it had entered into a binding letter of intent, with the Pescios, pursuant to which Vista agreed to transfer its existing Nevada properties into a new publicly-listed company that would, concurrently with the transfer, acquire the Nevada mining property interests of the Pescios. Pursuant to the Arrangement, Vista shareholders were to exchange their current common shares of Vista for shares of common stock of Allied Nevada and new common shares of Vista. As described above under “General”, the Arrangement was completed on May 10, 2007.

Basis of presentation

The consolidated financial statements of Vista Nevada were prepared in connection with the Arrangement. The consolidated financial statements reflect the consolidated historical results of operations, financial position and cash flows of the subsidiaries of Vista that held Nevada mineral properties, for all periods presented prior to the effective date of the Arrangement. For all periods subsequent to the effective date of the Arrangement, the consolidated historical results of operations, financial position and cash flows are those of Allied Nevada. For all periods presented prior to the effective date of the Arrangement, the assets and liabilities have been reflected in these consolidated financial statements on a historical basis; prior to the Arrangement all of these assets and liabilities presented were 100% owned by Vista. Subsequent to the Arrangement, all of the assets and liabilities presented were 100% owned by Allied Nevada.

Prior to the effective date of the Arrangement, corporate overhead and general and administrative expenses were allocated by Vista to Vista Nevada based on the ratio of the carrying amounts of mineral properties transferred to Allied Nevada and management believes such allocations are reasonable. Also, all intercompany payables and receivables outstanding between Vista Nevada and Vista were settled as part of Vista’s net investment in Vista Nevada. The net of these intercompany receivables and payables was deemed to be part of Vista’s net investment and has been included in the Consolidated Balance Sheets accordingly (see Note 13 to the Consolidated Financial Statements). However, the associated expenses recorded by Vista Nevada may not be indicative of the actual expenses that would have been incurred had it been operating as a separate, stand-alone public company for the periods presented and do not reflect its consolidated results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Further, for periods prior to the effective date of the Arrangement, these consolidated financial statements do not include any historical financial information on the properties acquired by Allied Nevada from the Pescios, as discussed above. Accordingly, the financial statements of Vista Nevada as presented herein are not indicative of results of operations of Allied Nevada as it is now constituted.

Critical Accounting Policies and Estimates

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations; environmental, reclamation and closure obligations; estimates of fair value for asset impairments; estimates of the fair value of stock options granted; and the valuation allowances for deferred tax assets. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Allied Nevada Gold Corp. and more-than-50%-owned subsidiaries that it controls. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are invested in a highly liquid money market fund. Restricted cash is excluded from cash and cash equivalents and is included in other current and long-term assets.

Supplies Inventory

Supplies inventory is valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

Property, Plant, and Equipment

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives, which do not exceed the related estimated mine lives, of such facilities based on proven and probable reserves.

Mineral Exploration and Development Costs

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces in proven and probable reserves.

Mineral Interests

Mineral property acquisition costs are recorded at cost and are deferred until the viability of the property is determined. We currently have one Development Property, namely the Hycroft Brimstorne Open Pit Mine. See “Part I—Item 2. Properties—Development Properties—Hycroft Brimstone Open Pit Mine” for further information. Exploration, mineral property evaluation, option payments, related acquisition costs for mineral properties acquired under an option agreement, general overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. When proven and probable reserves are determined for a property and a feasibility study is completed, subsequent exploration and development costs on the property would be capitalized. If a project were to be put into production, capitalized costs would be depleted on the unit of production basis.

The Company is party to mineral property agreements that include provisions requiring the reimbursement by another party of its share of a project’s exploration costs to the Company. Costs reimbursed to the Company relate directly to exploration of the project and do not include any margin or mark-up of direct costs incurred. Accordingly, such reimbursements are netted against mineral property exploration costs incurred by the Company on the related project.

Mineral property option payments are made at the discretion of the optionee and accordingly option amounts are accounted for as a reduction in the carrying value of the applicable mineral interest on a cash basis or when receipt is reasonably assured.

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

Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Reclamation and Remediation Costs (Asset Retirement Obligations)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site in accordance with FASB SFAS No. 143, “Accounting for Asset Retirement Obligations.”

Income Taxes

The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year.

The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Stock Based Compensation

Compensation cost recognized in 2007 includes compensation cost for all share-based payments based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Loss Per Share

Loss per share amounts are only presented for 2007 as Allied Nevada was not a publicly held entity prior to May 10, 2007 and was a wholly-owned subsidiary of Vista . Basic Loss per share amounts are calculated by using the weighted-average number of common shares outstanding during the year. Diluted loss per share amounts reflect the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted unless their inclusion would be anti-dilutive. As the Company incurred a net loss in 2007, potential shares to be issued from the assumed exercise of options, warrants, and restricted shares were not included in the computation of diluted loss per share since their result would be anti-dilutive.

Concentration of Risk

Although the Company is currently an exploration stage enterprise (as defined by Industry Guide 7), it expects the principal source of future revenue to be the sale of gold. A significant and sustained decrease in the price of gold from current levels could have a material and negative impact on the Company’s business, financial condition and results of operations.

The Company places its cash investments with a single high quality financial institution. Substantially all of the cash and cash equivalents were uninsured. All cash equivalents were invested in high quality short-term money market instruments, including bankers’ acceptances, bank notes, certificates of deposit, government securities, commercial paper and repurchase agreements of domestic and foreign issuers. At December 31, 2007, we had no funds invested in asset backed commercial paper. The Company has not experienced any losses on its cash investments.

Results from Operations

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Allied Nevada had a consolidated net loss in 2007, of $11,265,000 compared to a consolidated net loss of $2,465,000 in 2006. The increase in the consolidated net loss of $8,800,000 is largely due to an increase of $4,643,000 in exploration, property evaluation and holding costs and an increase of $3,682,000 in corporate administration and investor relations costs partially offset by an increase of $457,000 in interest and other income.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased to $6,352,000 in 2007, as compared with $1,709,000 in 2006. The principal variances from 2006 are as follows:

•	We have expensed $3,750,000 of costs related to expanded exploration activities at the Hycroft Mine. These expenses were related to the following activities:

•

52 drill holes were completed for a total of approximately 57,000 feet drilled. The holes encountered sulfide and oxide mineralization. Full gold and silver assay determinations on 44 holes and partial assay determinations were received on the remaining holes from an independent assay lab.

•	Surface mineral samples were collected and assayed for gold and silver in order to identify future drill hole targets.

•	Geologic field work utilizing gravimetric and induced polarization techniques were employed to identify future drill-hole targets.

•	Geological mapping and aerial survey mapping were completed during the year.

There was no comparable work undertaken in 2006.

•	Approximately 400 additional claims were staked at Hycroft. The cost of staking and registering these claims was $91,000.

•

On May 10, 2007, upon completion of the Arrangement pursuant to the Arrangement Agreement (Note 5 to the Consolidated Financial Statements), Allied Nevada began operating as a newly independent company and our common stock began trading on the American and Toronto Stock Exchanges. Operating as a separate company required Allied Nevada to employ its own exploration geologists in the corporate office in 2007, while in 2006 we were allocated a portion of the Vista corporate expenses under the application of the continuity of interests method of accounting. Since May 10, 2007, the additional costs of these exploration salaries, benefits and travel expenses were $340,000.

•

The cost of maintaining the Hycroft Mine site on care and maintenance was $121,000 higher in 2007 when compared to 2006. While higher care and maintenance costs were incurred during the second half of 2007 as we continue maintenance activities to ensure that the property could operate in view of our Company’s recent decision to reactivate the mine, they were offset by the reduced maintenance costs resulting from the reduced solution management requirements earlier in the year.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $4,863,000 in 2007, compared to $1,181,000 in 2006. The increase of $3,682,000 for the 2007 period can be attributed to a number of factors:

•

In 2007, we were allocated $383,000 of Vista’s general and administrative (“G&A”) expenses, while in 2006, Vista allocated $1,181,000 of G&A expenses to us. The allocation of G&A expenses by Vista was done based on the relative values of the mineral interests between the Vista Nevada Assets and the properties that were to remain in Vista subsequent to the Arrangement. The decrease of $783,000 in allocated G&A expenses to us is primarily a result of the difference in the allocation periods. In 2006, allocated G&A expenses were for twelve months. Whereas 2007 allocated expenses were from January 1, 2007 through May 10, 2007.

•

In order to start our operations as a newly independent, publicly-traded entity, there were a number of administrative and set-up costs incurred in order to set up legal structures and to develop the necessary accounting and business systems. These one-time costs were incurred during the second quarter of 2007 and amounted to $275,000. There were no comparable start-up costs incurred in 2006.

•

In order to maintain the stock listings of Allied Nevada on the Toronto and American Stock Exchanges, year-to-date listing fees, investor relations fees, and shareholder communication costs have amounted to $614,000. There were no comparable direct stock listing fees, investor relation fees, and shareholder communication costs in 2006.

•

In 2007, we recognized stock based compensation expense of $1,250,000 from the Allied Nevada Stock Option Plan, reflecting grants of options to purchase shares of common stock that we made to directors, employees, and Sierra Partners during 2007, net of forfeitures, as well as a grant of 300,000 Restricted Share Units that we made to the Executive Chairman during the third quarter pursuant to the Allied Nevada Restricted Share Plan (Note 9 to the Consolidated Financial Statements). There were no stock based compensation expenses from either the Allied Nevada Stock Option Plan or the Allied Nevada Restricted Share Plan in 2006. Vista’s stock based compensation allocations to us, which are described above and included in the above allocated expenses, were $65,000 and $254,000 for 2007 and 2006, respectively.

•	In 2007, we incurred $2,341,000 of other direct G&A expenses including $1,220,000 for compensation, benefits, and related employee costs, $427,000 for legal, accounting, and other consulting fees, $346,000 for director fees and expenses, and $348,000 for other costs including office rental, insurance, and miscellaneous costs. In 2006, the Company incurred approximately $3,000 of direct G&A expenses relating primarily to office rental.

Depreciation and amortization

In 2007, depreciation and amortization expense was $230,000 compared to $199,000 in 2006, substantially all of the increase was attributable to the depreciation of capital assets acquired in 2007.

Asset retirement obligation and closure costs

Allied Nevada recorded accretion expense of $223,000 in 2007 compared to no charge in 2006. The accretion expense in 2007 is based on the risk-free credit adjusted rate of 7.5% used to calculate the asset retirement obligation and the opening asset retirement obligation of $4,663,000.

Impairment of mineral interests

As described in Note 7 to the Consolidated Financial Statements, Allied Nevada incurred an impairment of $678,000 relating to the return of mineral properties to the Company as a consequence of defaults in payment of AMRs by lessees. There were no impairments of mineral interests in 2006.

Other income and expense

Interest income

We earned $1,030,000 in interest income in 2007 compared to $552,000 for 2006. The increase of $478,000 is attributable to an increase in interest earned on our liquid savings accounts of $521,000 and an increase in interest earned on the Hycroft Mine restricted cash account of $43,000, which was partially offset by a reduction of $76,000 in the allocation of interest income from Vista. The increase in interest earned on the liquid savings account is attributable to higher cash balances available to be invested, again reflecting primarily net cash proceeds of $15,378,000 that we realized in connection with our July 2007 private placement, and the increase in interest earned on the Hycroft Mine restricted cash account is due to higher interest rates during 2007 as compared to 2006.

Years Ended December 31, 2006 and 2005

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

Gold production and income earned during exploration stage

The Hycroft Mine is currently on a care and maintenance program. Mining activities were suspended at Hycroft in 1998 and, as expected, gold production has ceased. Income earned during the exploration stage during 2006 was nil, and $40,000 for 2005. Gold production costs, which are offset by proceeds received from gold sales are no longer recorded as production costs, but are accounted for as property evaluation and holding costs. Therefore there were no production costs recorded during the years ended December 31, 2006 and 2005.

Interest and other income

During the year ended December 31, 2006, Vista Nevada realized $552,000 in interest and other income as compared to $184,000 for 2005. The increase of $368,000 is mostly due to an increase in the allocation of interest income from Vista of approximately $274,000 and increased interest earned on the Hycroft restricted cash account (see Note 6 to the Consolidated Financial Statements ) of approximately $88,000. The increased interest earned on the Hycroft restricted cash account during 2006 was the result of higher interest rates during 2006 as compared to 2005. The increase in the allocation of interest income from Vista is due to increased holdings in Vista’s corporate cash accounts.

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

Vista estimated the fair value of stock options granted to employees and directors at the grant date using the Black-Scholes option pricing model. The fair value of stock options granted is expensed over the option’s vesting term.

Depreciation and amortization

Depreciation and amortization expense was approximately level with $200,000 in each of 2006 and 2005. In each case, there was no significant change in the depreciation and amortization costs from the previous year.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Cash used in operations was $8,406,000 in 2007, compared to $1,392,000 in 2006. The increase in cash used in operating activities of $7,014,000 for 2007 can be explained by a number of factors:

•

The increase in the consolidated net loss of $8,800,000 for 2007 increased the cash used in operations. As discussed in prior sections, this increased net loss is primarily the result of the increased exploration costs and G&A costs partially offset by $1,250,000 of non-cash stock compensation expense from the Company’s stock option and restricted share plans. The $678,000 impairment of mineral interests had no effect on cash used in operations as it was a non-cash charge.

•

During 2007, there was a $728,000 reduction in the allocated expenses from Vista that increased the cash used in operations. During 2006, Vista was directly funding the activities of the Vista Nevada Assets that were subsequently transferred to us as part of the Arrangement. Since May 10, 2007 we have been operating as a company independent of Vista and have not received any operational funding from Vista.

•	During 2007, there was a $325,000 increase in funds provided by a decrease in non-cash working capital compared to 2006.

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

Investing activities

Net cash used in investing activities in 2007 increased to $13,205,000 from $140,000 in 2006. The increase of $13,065,000 for the period results from the following factors:

•

As discussed in Note 5 to the Consolidated Financial Statements, Allied Nevada acquired the Pescio Nevada Assets in exchange for $15,000,000 in cash and 12.0 million shares. This cash payment explains most of the change in the net cash used in investing activities for 2007 compared to 2006.

•

In December 2007, the Company’s exploration partner in its Battle Mountain property exercised its option to acquire the property for $2,000,000. This resulted in a $2,000,000 reduction in cash used in investing activities during 2007.

•

Many of the mineral interests transferred to us are subject to agreements requiring the property holders to pay advanced minimum royalties. These royalty payments are treated as recoveries of the assets acquired in the Arrangement. This resulted in a $298,000 reduction in cash used in investing activities during 2007.

•

We started operations as a newly independent business on May 10, 2007 upon completion of the Arrangement pursuant to the Arrangement Agreement. As a new entity, there were a number of assets that needed to be purchased in order to start conducting independent business operations. In 2007, we acquired $278,000 of capital items including several light vehicles, computer servers, and additional computers and office technology.

Net cash used for investing activities decreased to $140,000 for the year ended December 31, 2006, compared to $5,469,000 for 2005. The decrease of $5,329,000 is primarily due to the acquisition of F.W. Lewis, Inc. during 2005. There were no comparable acquisitions during 2006.

Net cash used for investing activities in 2005 was $5,469,000 compared to $4,928,000 in 2004. The increase of $541,000 in 2005 can be attributed to a decrease of $3,141,000 in expenditures to establish the Hycroft restricted cash account that was established in 2004; a decrease of $1,641,000 primarily due to an insurance premium payment of $1.7 million in 2004 for the Hycroft reclamation bond; and an increase of $5,325,000 for the acquisition of the F.W. Lewis, Inc. properties net of cash acquired. There were no comparable acquisitions in 2004.

Financing activities

The net cash provided by financing activities was $41,709,000 in 2007 compared to $1,529,000 in 2006. The $40,180,000 increase in cash provided by financing activities was the result of the following factors:

•

On July 16, 2007, we completed a CDN$17,000,000 private placement as discussed in Note 8 to the Consolidated Financial Statements. Pursuant to this private placement, we realized gross proceeds of $16,164,000 and incurred financing-related costs of $786,000 to result in a net cash inflow from the private placement of $15,378,000.

•

In December of 2007, Quest Securities exercised their Finder’s Warrants to acquire 114,850 shares of our common stock (see Note 9 to the Consolidated Financial Statements). The total proceeds received from the exercise of the Finder’s Warrants was $528,000. The Company issued 114,850 shares to Quest Securities in January of 2008.

•

During the third and fourth quarters of 2007, holders of Allied Nevada special stock options exercised their rights to acquire 188,539 shares of our common stock. The total exercise price of these options was $433,000.

•

During the second quarter of 2007, pursuant to the Arrangement Agreement, Vista paid $25,000,000 to Allied Nevada, of which $15,000,000 was paid to the Pescios as partial consideration for the Pescio Nevada Assets. The remaining $10,000,000, less costs and expenses and amounts required to pay amounts owing to Vista pursuant to the Arrangement Agreement, is being used to fund our exploration and development projects and ongoing commitments.

•

Vista reduced its intercompany funding of Allied Nevada by $1,306,000 in 2007 compared to 2006. The reduction in funding resulted because the Arrangement closed in May 2007 and Vista was not required to fund any additional cash requirements after the closing of the Arrangement. Vista provided the funding for all cash requirements of the Vista Nevada Assets during 2006.

For the years 2005and 2006 presented on the consolidated statements of cash flows, cash received from financing activities was the result of intercompany funding from Vista. Vista provided cash to Vista Nevada to pay for expenditures incurred by Vista Nevada. Any increases or decreases in cash provided were due to increases or decreases in Vista Nevada’s yearly or quarterly, expenditures, as applicable.

Liquidity and capital resources

We anticipate that we will meet our operating cash requirements over the next two years through a combination of our cash on hand, the funds that we anticipate raising from an offering of our common stock, royalty payments and operating cash flow from the Hycroft Mine assuming that the reactivation proceeds as currently planned. Additionally, as described in Note 16 to the Consolidated Financial Statements, the Company’s Board of Directors has authorized management to enter into a bridge credit facility of up to CDN$ 30.0 million with a subsidiary of Quest Capital. If we are unable to raise sufficient funds from the foregoing to meet our operating cash requirements, we may need to pursue public financing or curtail our activities.

At December 31, 2007, our total assets increased to $106,514,000 from $17,303,000 at December 31, 2006. Much of this increase was a result of the closing of the Arrangement, which resulted in among other things, Vista’s transfer to us of the Vista Nevada Assets along with cash, the Pescio’s transfer to us of the Pescio Nevada Assets less the cash payment to the Pescios, as well as our private placement completed in July 2007, all as discussed above.

At December 31, 2007, we had working capital of $19,741,000 compared to $50,000 at December 31, 2006, representing an increase of $19,690,000. This increase is primarily related to a $20,098,000 increase in cash and cash equivalents as explained in the previous sections discussing cash used in operating activities, cash used in investing activities, and cash provided by financing activities. Other non-cash current asset items increased by $1,062,000 as a result of the Company’s prepaid mineral property claims fees and prepaid insurance, deposits for drilling services, and professional fees incurred in anticipation of an equity offering. Current liabilities increased by $1,417,000 since December 31, 2006 resulting from trade account payables and accruals related to employee compensation and directors’ fees.

At December 31, 2007, we had cash and cash equivalents totaling $20,105,000. All cash equivalents were invested in high quality short-term money market instruments, including bankers’ acceptances, bank notes, certificates of deposit, government securities, commercial paper and repurchase agreements of domestic and foreign issuers. At December 31, 2007, we had no funds invested in asset-backed commercial paper.

At December 31, 2007, we had no outstanding debt to banks or financial institutions.

At December 31, 2006, our total assets were $17.3 million as compared to $16.9 million and $10.7 million for 2005 and 2004, respectively. At December 31, 2006, we had working capital of $50,000 compared to negative working capital of $6,000 in 2005 and working capital of $351,000 in 2004.

Our immediate cash needs prior to the completion of the Arrangement were met by loans from Vista pursuant to the Arrangement Agreement, which provided that, prior to the closing, Vista could loan money to its wholly-owned subsidiary that would hold Vista’s Nevada assets prior to the closing, namely Vista Gold Holdings Inc. (“Vista U.S.”) in amounts sufficient to undertake certain activities for the benefit of the business to be operated by Allied Nevada after the completion of the Arrangement. These activities include the purchase of mineral properties or property interests, payment of amounts necessary to secure the services of a Chief Executive Officer for us prior to the closing, and purchase of office equipment, software and other miscellaneous items to enable us to commence operations immediately after the closing. These loans were to bear interest at the rate of 6% per annum and all principal and interest owing by Vista U.S. to Vista in respect of such loans was to be paid in full at closing by Allied Nevada on behalf of Vista U.S. As of December 31, 2006 this loan amount was $357,201 which included interest of $3,308. At September 30, 2007, the loan, aggregating $483,000, had been repaid to Vista.

In conjunction with the Arrangement, Vista invested $25 million in Allied Nevada in exchange for common stock of Allied Nevada. Allied Nevada used $15 million of this investment to purchase the Pescio Nevada Assets. The remaining $10 million, less costs and expenses or any amounts required to pay amounts owing to Vista in connection with loans that Vista made to Vista U.S. pursuant to the Arrangement Agreement, is being used to fund exploration and development projects and ongoing commitments. Under the Arrangement Agreement, we agreed to use our commercially reasonable efforts to complete an equity financing of no less than $15 million as soon as practical after the closing. On July 16, 2007, we met this requirement with the completion of a private equity placement for gross proceeds of approximately $16.3 million. See “—Financing Activities” and Note 9 to the Consolidated Financial Statements. However, there can be no assurance that we will be able to raise additional capital in the future. Allied Nevada will continue to actively pursue alternatives to monetize Allied Nevada’s assets and attract other investors.

Off-Balance sheet arrangements

Allied Nevada has no off-balance sheet arrangements.

Contractual obligations

Allied Nevada’s contractual obligations at December 31, 2007 (in thousands) are summarized as follows:

Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years
Capital lease obligations	$23	11	12	—	—
Operating lease obligations	$153	86	67	—	—
Remediation and reclamation obligations(1)	$8,621	133	776	2,579	5,133
Advance Minimum Royalty obligations	$4,850	225	825	600	3,200
Purchase obligations(2)	$—	—	—	—	—

Total contractual obligations	$13,647	$455	$1,680	$3,179	$8,333

(1)	Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to these environmental regulations, the Company is required to close its operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. For more information regarding remediation and reclamation liabilities, See Note 10 to the Consolidated Financial Statements.

(2)	Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent obligations for purchase of materials and supplies and drilling services.

Recent accounting pronouncements

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company’s fiscal year ending December 31, 2008. Currently the Company does not hold any of the financial assets or liabilities to which this statement applies.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both a statement of operations focused assessment and a balance sheet focused assessment. The Company adopted SAB 108 on May 10, 2007. The adoption of SAB No. 108 had no impact on the Company’s consolidated financial position or results of operations.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for the Company’s year ending December 31, 2008. The Company has determined that the adoption of this statement will have little or no effect on the Company’s consolidated financial position, results of operations, and disclosures. Currently the Company does not hold any of the financial assets or liabilities to which this statement applies.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the consolidated financial position, results of operations, and disclosures.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. SFAS 160 is effective for the Company as of January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the consolidated financial position, results of operations, and disclosures.

Subsequent events

On January 18, 2008, Allied Nevada filed a Form S-1 registration statement with the Securities Exchange Commission, and on January 21, 2008 filed a preliminary prospectus with Canadian securities regulators relating to a proposed public offering of its common stock. A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective, and a preliminary prospectus has been filed with securities regulatory authorities in each of the provinces and territories of Canada, other than Quebec. These securities may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective. This report shall not constitute an offer to sell or a solicitation of an offer to buy, nor will there be any sale of these securities in any state or jurisdiction in which such an offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

On March 3, 2008, the Board of Directors ratified the signing of an indicative letter of intent concerning a proposed CDN$30 million secured bridge credit facility with Quest Holdings Ltd. (“Quest Holdings”). The terms of the facility are not yet final and are subject to due diligence by Quest Holdings and its counsel, the preparation of definitive documentation, the granting of security and such other steps as are usual to transactions of this nature. The letter of intent provides that the facility is scheduled to be available for drawdown until July 2008 and must be repaid by March 2009. Borrowings under the proposed credit facility are limited to working capital, operating, and capital expenditures relating to the reopening of the Hycroft mine. The Company’s interest in the

Hycroft mine properties and all of its personal tangible property are expected to be pledged as collateral for the credit facility. The proposed agreement is expected to contain customary covenants for credit facilities of this type including certain negative covenants, which will limit or restrict the Company’s ability to incur additional debt. The Company will incur a standby fee equal to four percent of the amount of the loan facility when it enters into the agreement. Borrowings under the proposed credit facility are subject to payment of a five percent drawing fee payable to Quest Holdings. The interest rate on borrowings are twelve percent per annum compounded monthly. Quest Holdings is a wholly-owned subsidiary of Quest Capital Corp. (Quest Capital). As described in Note 13 to the Consolidated Financial Statements, Robert Buchan, Executive Chairman and director of Allied Nevada, is a director of Quest Capital and A. Murray Sinclair, a former director of Allied Nevada, is a Co-Chairman of Quest Capital. Mr. Buchan has disclosed to the Board of Directors that he may participate to the extent of up to CDN$5 million in the proposed Quest Holdings credit facility.

Allied Nevada has accepted an offer to sell its 50% interest in the Hamilton-Treasure Hill mineral property consisting of 106 patented and 112 unpatented mining claims for $1.0 million. Under terms of the agreement, Allied Nevada retained a NSR of 1%, which is subject to a buyout for a payment of $0.5 million in the first 24 months from closing escalating thereafter to a maximum of $3.0 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Allied Nevada is engaged in the acquisition of gold projects and related activities including exploration engineering, permitting, the preparation of feasibility studies and the development of mineral properties into operating mines. The value of our properties is related to gold price and changes in the price of gold could affect our ability to generate revenue from our portfolio of gold projects.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Allied Nevada Gold Corp.

Reno, Nevada

We have audited the consolidated balance sheet of Allied Nevada Gold Corp. and subsidiaries (collectively the Company, an exploration stage company) as of December 31, 2007, and the related consolidated statements of loss, shareholders’ equity, and cash flows for the year then ended, and the related amounts included in the cumulative totals for the period from January 1, 2002 (exploration stage) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2006 and 2005, and for the years then ended, and for the related amounts included in the cumulative totals for the period from January 1, 2002 (exploration stage) to December 31, 2007 is based solely on the report of other auditors, whose report has been furnished to us and expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Nevada Gold Corp. and subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, and the related amounts included in the cumulative totals for the period from January 1, 2002 (exploration stage) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/    Ehrhardt Keefe Steiner & Hottman PC

March 6, 2008

Denver, Colorado

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Vista Gold Corp.

We have audited the accompanying balance sheets of the Nevada-based business of Vista Gold Corp. as of December 31, 2006 and the related statements of loss and cash flows for each of the two years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Nevada-based business of Vista Gold Corp. at December 31, 2006, and the results of its operations and its cash flows for each of the two years ended December 31, 2006, in conformity with generally accepted accounting principles in the United States.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Vancouver, B.C.

March 16, 2007

ALLIED NEVADA GOLD CORP.

(An Exploration Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	December 31,
	2007	2006
Assets:
Cash and cash equivalents	$20,105	$7
Accounts receivable	—	102
Supplies inventory	147	97
Prepaids and other—Note 11	1,068	6

Current assets	21,320	212

Restricted cash—Note 6	5,586	5,320
Mineral properties—Note 7	76,394	8,892
Plant and equipment, net—Note 8	1,037	997
Reclamation premium costs—Note 10	2,177	1,882

Total assets	$106,514	$17,303

Liabilities:
Accounts payable	$964	$9
Capital lease obligations, current portion	11	10
Accrued liabilities and other	471	143
Asset retirement obligation, current portion	133	—

Current liabilities	1,579	162

Capital lease obligations, noncurrent portion	12	23
Asset retirement obligation and closure costs—Note 10	5,167	4,663

Total liabilities	6,758	4,848

Shareholders’ Equity:
Parent company’s net investment—Note 9	—	23,381
Common stock—Note 9	43	—
Additional paid-in capital	121,904	—
Deficit accumulated during the exploration stage	(22,191)	(10,926)

Total shareholders’ equity	99,756	12,455

Total liabilities and shareholders’ equity	$106,514	$17,303

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED NEVADA GOLD CORP.

(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF LOSS

(US dollars in thousands, except per share amounts)

	Years Ended December 31,			Cumulative During Exploration Stage
	2007	2006	2005
Operating expenses:
Property evaluation and holding costs	$6,352	$1,709	$1,466	$14,420
Corporate administration and investor relations	4,863	1,181	859	7,762
Impairment of mineral properties—Note 7	678	—	—	678
Depreciation	230	199	207	1,097
Asset retirement obligation and closure costs	223	—	—	1,271

Total costs and expenses	12,346	3,089	2,532	25,228

Other income (expense):
Interest income	1,030	552	184	1,823
Interest expense	(11)	—	—	(11)
Gain on disposal of assets	—	—	7	45
Gain on currency translation	—	11	—	11
Gain on disposal of marketable securities	62	61	15	144
Income earned during exploration stage	—	—	40	1,025

Total other income	1,081	624	246	3,037

Net loss	$(11,265)	$(2,465)	$(2,286)	$(22,191)

Weighted average shares outstanding	26,955,029
Basic loss per share	$(0.42)

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED NEVADA GOLD CORP.

(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US dollars in thousands)

	Year Ended December 31,			Cumulative during Exploration Stage
	2007	2006	2005
Cash flows from operating activities:
Net loss for the period	$(11,265)	$(2,465)	$(2,286)	$(22,191)

Adjustments to reconcile net loss for the period to net cash used in operating activities:
Impairment of mineral interests	678	—	—	678
Depreciation	230	192	199	1,076
Amortization of reclamation premium costs	119	119	119	475
Asset retirement obligation and closure costs, net	223	—	—	1,277
Gain on disposal of assets	—	—	(7)	(45)
Allocated expenses from parent company	86	814	942	2,691
Stock based compensation	1,250	—	—	1,250

Change in operating assets and liabilities:
Accounts receivable	102	(84)	285	179
Supplies inventory	(50)	27	(8)	36
Prepaids and other	(1,063)	12	—	(1,062)
Accounts payable	955	(12)	(34)	861
Accrued liabilities and other	329	5	—	330

Net cash used in operating activities	(8,406)	(1,392)	(790)	(14,445)

Cash flows from investing activities:
Restricted cash—Note 6	(266)	(223)	(136)	(5,586)
Additions to mineral properties, net of cost recoveries	2,339	94	—	1,484
Acquisition of mineral properties—Note 5	(15,000)	—	(5,325)	(20,325)
Purchases of plant and equipment	(278)	(11)	(18)	(2,016)
Proceeds on disposal of plant and equipment	—	—	10	212

Net cash used in investing activities	(13,205)	(140)	(5,469)	(26,231)

Cash flows from financing activities:
Proceeds on issuance of common stock	42,272	—	—	42,272
Offering costs	(786)	—	—	(786)
Intercompany funding from Parent company	223	1,529	6,240	18,659

Net cash provided by financing activities	41,709	1,529	6,240	60,145

Net increase in cash and cash equivalents	20,098	(3)	(19)	19,469
Cash and cash equivalents, beginning of period	7	10	29	636

Cash and cash equivalents, end of period	$20,105	$7	$10	$20,105

Supplemental Cash Flow Disclosures:
Cash paid for interest	$11	$—	$—	$11
Cash paid for income taxes	$—	$—	$—	$—

Non-Cash Financing and Investing Activities
Common shares issued for Pescio assets—Note 5	$55,518	$—	$—	$55,518
Common shares issued for Vista assets—Note 5	$23,692	$—	$—	$23,692
Warrants issued for services	$182	$—	$—	$182
Acquisition of F.W. Lewis, Inc. Properties	$—	$—	$1,218	$1,218

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED NEVADA GOLD CORP.

(An Exploration Stage Enterprise)

Consolidated Statements of Shareholders’ Equity

(US dollars in thousands)

	Years Ended December 31,			Cummulative During Exploratio Stage
	2007	2006	2005
Common share capital
Balance, January 1,	$—	$—	$—	$—
Shares issued to Vista Gold Corp. for acquisition of mineral interests and cash	27	—	—	27
Shares issued to the Pescios for acquisition of mineral interests	12	—	—	12
Shares issued in July 16, 2007 private placement	4	—	—	4
Shares issued under Special Stock Option plan	—	—	—	—

Balance at the end of the period	43	—	—	43

Additional paid-in capital
Balance, January 1,	—	—	—	—
Shares issued to Vista Gold Corp. for acquisition of mineral interests and cash	24,973	—	—	24,973
Conversion of Vista Gold Corp.’s net investment into common shares	23,692	—	—	23,692
Shares issued to the Pescios for acquisition of mineral interests	55,506	—	—	55,506
Shares issued in July 16, 2007 private placement	13,247	—	—	13,247
Shares issued under Special Stock Option plan	433	—	—	433
Shares issued under July 16, 2007 private placement warrant exercise	166	—	—	166
Share issuance costs associated with July 16, 2007 private placement	(968)	—	—	(968)
Costs related to employee compensation	1,250	—	—	1,250
Warrants issued in July 16, 2007 private placement	2,895	—	—	2,895
Warrants issued as finders’ fees from July 16, 2007 private placement	182	—	—	182
Shares subscribed under warrant exercise but not issued	528	—	—	528

Balance at the end of the period	121,904	—	—	121,904

Parent company’s (Vista Gold Corp.) net investment
Balance, January 1,	23,381	21,037	12,638	—
Intercompany funding from parent	311	2,344	8,399	23,692
Conversion of Vista Gold Corp.’s net investment into common shares	(23,692)	—	—	(23,692)

Balance at the end of the period	—	23,381	21,037	—

Deficit accumulated during the exploration stage
Balance, January 1,	(10,926)	(8,461)	(6,175)	—
Net loss for the period	(11,265)	(2,465)	(2,286)	(22,191)

Balance at the end of the period	(22,191)	(10,926)	(8,461)	(22,191)

Total shareholders’ equity	$99,756	$12,455	$12,576	$99,756

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED NEVADA GOLD CORP.

(An Exploration Stage Enterprise)

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The Consolidated Financial Statements of Allied Nevada Gold Corp. (an Exploration Stage Enterprise) and its subsidiaries (collectively, “Allied Nevada” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States. The results of operations are not necessarily indicative of the operating results of future years. The Company commenced operations as an independent, newly formed entity on May 10, 2007 upon completion of the transactions pursuant to the Arrangement Agreement, prior to which it had been a wholly-owned subsidiary of Vista Gold Corp (“Vista”) (Note 5). Under the continuity of interest basis of accounting, the financial results include the net Vista Nevada Assets for periods prior to May 10, 2007. However, the associated expenses recorded by the Company prior to May 10, 2007 may not be indicative of the actual expenses that would have been incurred had the Company been operating as a separate, stand-alone public company for the periods presented and do not reflect the Company’s consolidated results of operations, financial position and cash flows had the Company been a stand-alone public company during the periods presented.

Certain amounts for the year ended December 31, 2006 and at December 31, 2005 have been reclassified to conform to the 2007 presentation.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations; environmental, reclamation and closure obligations; estimates of fair value for asset impairments; estimates of the fair value of stock options granted; and the valuation allowances for deferred tax assets. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Allied Nevada Gold Corp. and more-than-50%-owned subsidiaries that it controls. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are invested in a highly liquid money market fund. Restricted cash is excluded from cash and cash equivalents and is included in other current and long-term assets.

Supplies Inventory

Supplies inventory is valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

Property, Plant, and Equipment

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives, which do not exceed the related estimated mine lives, of such facilities based on proven and probable reserves.

Mineral Exploration and Development Costs

Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on estimated recoverable ounces in proven and probable reserves.

Mineral Interests

Mineral property acquisition costs are recorded at cost and are deferred until the viability of the property is determined. We currently have one Development Property, namely the Hycroft Brimstone Open Pit Mine, which is located approximately 54 miles west of Winnemucca, Nevada. Exploration, mineral property evaluation, option payments, related acquisition costs for mineral properties acquired under an option agreement, general overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. When proven and probable reserves are determined for a property and a feasibility study is completed, subsequent exploration and development costs on the property would be capitalized. If a project were to be put into production, capitalized costs would be depleted on the unit of production basis.

The Company is party to mineral property agreements that include provisions requiring the reimbursement by another party of its share of a project’s exploration costs to the Company. Costs reimbursed to the Company relate directly to exploration of the project and do not include any margin or mark-up of direct costs incurred. Accordingly, such reimbursements are netted against mineral property exploration costs incurred by the Company on the related project.

Mineral property option payments are made at the discretion of the optionee and accordingly option amounts are accounted for as a reduction in the carrying value of the applicable mineral interest on the cash basis when receipt is reasonably assured.

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

Asset Impairment

Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Reclamation and Remediation Costs (Asset Retirement Obligations)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site in accordance with FASB FAS No. 143, “Accounting for Asset Retirement Obligations.”

Income Taxes

The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year.

The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Stock Based Compensation

Compensation cost recognized in 2007 includes compensation cost for all share-based payments based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Loss Per Share

Loss per share amounts are only presented for 2007 as Allied Nevada was not a publicly held entity prior to May 10, 2007 and was a wholly-owned subsidiary of Vista . Basic loss per share amounts are calculated by using the weighted-average number of common shares outstanding during the year. Diluted loss per share amounts reflect the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted unless their inclusion would be anti-dilutive. As the Company incurred a net loss in 2007, potential shares to be issued from the assumed exercise of options, warrants, and restricted shares were not included in the computation of diluted earnings per share since their result would be anti-dilutive.

Concentration of Risk

Although the Company is currently an exploration stage enterprise (as defined by Industry Guide 7), it expects the principal source of future revenue to be the sale of gold. A significant and sustained decrease in the price of gold from current levels could have a material and negative impact on the Company’s business, financial condition and results of operations.

The Company places its cash investments with a single high quality financial institution. Substantially all of the cash and cash equivalents were uninsured. All cash equivalents were invested in high quality short-term money market instruments, including bankers’ acceptances, bank notes, certificates of deposit, government securities, commercial paper and repurchase agreements of domestic and foreign issuers. At December 31, 2007, we had no funds invested in asset-backed commercial paper. The Company has not experienced any losses on its cash investments.

3.	Nature of Operations

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

4.	New Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company’s fiscal year ending December 31, 2008. Currently the Company does not hold any of the financial assets or liabilities to which this statement applies.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both a statement of operations focused assessment and a balance sheet focused assessment. The Company adopted SAB 108 on May 10, 2007. The adoption of SAB No. 108 had no impact on the Company’s consolidated financial position or results of operations.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for the Company’s year ending December 31, 2008. The Company has determined that the adoption of this statement will have little or no effect on the Company’s consolidated financial position, results of operations, and disclosures. Currently the Company does not hold any of the financial assets or liabilities to which this statement applies.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the consolidated financial position, results of operations, and disclosures.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. SFAS 160 is effective for the Company as of January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the consolidated financial position, results of operations, and disclosures.

5.	Arrangement Agreement among the Company, Vista Gold Corp. and Carl and Janet Pescio

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

For the year ended December 31, 2007, the Company completed a detailed review of the expected values of the exploration properties and the Advanced Minimum Royalties that were transferred to the Company. In determining the updated purchase price allocation for the acquired mineral interests, the Company used an expected value approach that considered a number of factors as follows:

•

the expected present values of Advanced Minimum Royalties (“AMRs”) and Net Smelter Royalties (“NSRs”) for those properties subject to lease agreements. For the Net Smelter Royalty calculations, various assumptions were made concerning mining dilution, process recoveries, gold production profiles, and metal prices. An additional consideration related to the likelihood of the current lessee defaulting in payment of either required AMRs or NSRs and returning the properties to the Company. For all properties under lease, the likelihood of the lessee defaulting was assessed based on market expectations and the payment history of the each lessee. The likelihood of lease default ranged from 30% to 50%.

•	the current market value of exploration properties in the State of Nevada.

•	A market premium for those exploration properties with identified resources based upon Canadian National Instrument 43-101 classifications.

The above review resulted in changes to the preliminary purchase price allocation as reflected in the following table.

	May 10, 2007	Adjustments	December 31, 2007
	(in thousands)
Mineral interests, property exploration value	$55,467	$(3,295)	$52,172
Mineral interests, advanced minimum royalties	15,051	3,295	18,346

Total Purchase Price	$70,518	$—	$70,518

The table below reflects mineral interest property values ascribed to the 56 Pescio Nevada Assets mineral properties as follows (in thousands):

Property Name	Valuation
Pony Creek/Elliot Dome	$22,277
East Whistler	4,490
CV Claims (Rock Cr)	3,586
Dixie Flats	2,606
West Cortez	2,566
Cobb Creek	2,446
Rock Horse	1,536
Walti	1,515
Golden Cloud	1,486
Stargo	1,353
Toy	1,295
Pipeline South	1,195
Brock	1,062
Mountain Springs	1,012
Other Pescio Nevada Assets	22,093

Total	$70,518

6.	Restricted Cash

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

The commutation account earns interest at an annual effective rate equal to the one-year constant maturity treasury rate prevailing on the first day of each anniversary year. The balance in the commutation account at December 31, 2007 was $5,586 (2006 - $5,320). The Company earned interest of $266 on this account during the year ended December 31, 2007.

7.	Mineral Properties

The following table reflects the Company’s mineral properties and changes for the year ended December 31, 2007.

	2006	2007
	December 31, balance	Acquisition costs	Cost recovery	Impairment	December 31, balance
Maverick Springs	1,682	—	—	—	1,682
Mountain View	303	—	—	—	303
Wildcat	218	—	—	—	218
Hasbrouck and Three Hills	259	—	—	—	259
F.W. Lewis, Inc. Properties	2,930	—	(2,101)	—	829
Hycroft Royalty	3,500	—	—	—	3,500
Pony Creek/Elliot Dome	—	22,277	—	—	22,277
East Whistler	—	4,490	—	—	4,490
CV Claims (Rock Cr)	—	3,586	—	—	3,586
Dixie Flats	—	2,606	—	—	2,606
West Cortez	—	2,566	—	(100)	2,466
Cobb Creek	—	2,446	—	—	2,446
Rock Horse	—	1,536	—	—	1,536
Walti	—	1,515	—	—	1,515
Golden Cloud	—	1,486	—	—	1,486
Stargo	—	1,353	—	—	1,353
Toy	—	1,295	—	—	1,295
Pipeline South	—	1,195	—	—	1,195
Brock	—	1,062	—	—	1,062
Mountain Springs	—	1,012	—	(40)	972
Other Pescio Nevada Assets	—	22,093	(237)	(538)	21,318

	8,892	70,518	(2,338)	(678)	76,394

During the year ended December 31, 2007, the Company has received $2,000 from the exercise of an option on the Battle Mountain mineral property and has received royalty payments of $237 for mineral properties from the Pescio Nevada Assets. These payments are treated as a cost recovery against the respective assets.

The recoverability of the carrying values of the Company’s mineral properties is dependent upon the successful start-up and commercial production from, or sale, or lease, of these properties and upon economic reserves being discovered or developed on the properties. Development of any of these projects will depend, among other things, on management’s ability to raise additional capital for these purposes. Although Vista has been successful in raising such capital in the past and Allied Nevada completed an equity private placement financing in July 2007 (Note 9), there can be no assurance that Allied Nevada will be able to do so in the future.

On September 11, 2007, the Board of Directors approved the reactivation of the Hycroft Mine. The Hycroft reactivation project involves reopening the Brimstone oxide open pit mine, which had been in production from 1994 until 1998 when the entire Hycroft Mine was closed and put on care and maintenance due to low gold prices.

During 2007, a lessee of fourteen properties failed to make certain payments of advanced minimum royalties and property payments in accordance with applicable property lease agreements. Allied Nevada rescheduled the payments so that all amounts due were to be paid by February 5, 2008. On February 5, 2008 the above lessee failed to make the payments due to Allied Nevada. Allied Nevada has initiated an action to recover the properties and cancel the related property lease agreements. The above lessee’s failure resulted in an impairment of $367 as the present value of the advance minimum royalties on the properties exceeded the exploration land value of the property at December 31, 2007. The above impairment of $367 was determined in accordance with the Company’s process for valuing and impairment testing of mineral properties as described in Note 2.

During 2007, another lessee of fourteen properties failed to make payments of advanced minimum royalties in accordance with applicable property lease agreements. Allied Nevada rescheduled the payments so that all amounts due were to be paid by February 5, 2008. On February 5, 2008, the second lessee and the Company came to an agreement the lease would make the payments on two properties and return the remaining twelve properties to Allied Nevada. The return of these twelve properties required Allied Nevada to record an impairment of $311 as the present value of the advance minimum royalties on certain of the properties returned exceeded the exploration land value of the property at December 31, 2007. The impairment of $311 was determined in accordance with the Company’s process for valuing and impairment testing of mineral properties as described in Note 2.

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

8.	Plant and Equipment

	December 31, 2007			December 31, 2006
	Cost	Accumulated Depreciation and Write- downs	Net	Cost	Accumulated Depreciation and Write- downs	Net
Hycroft mine	$11,989	$11,159	$830	$11,949	$10,969	$980
Corporate Office and other	260	53	207	31	14	17

	$12,249	$11,212	$1,037	$11,980	$10,983	$997

Allied Nevada depreciates its assets using a straight-line basis over the useful lives of the assets that vary from two to ten years. The depreciable base of the assets is determined by reducing the historical acquisition costs by the estimate of salvage values for the assets being depreciated.

9.	Shareholders’ Equity

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

Common Stock

The authorized share capital of Allied Nevada consists of 100,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2007, there were 42,842,594 shares of common stock issued and outstanding.

Arrangement Agreement

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

Private Placement Financing

Under the Arrangement Agreement, Allied Nevada agreed to use its commercially reasonable efforts to complete an equity financing of no less than $15,000 as soon as practical after closing of the Arrangement. On July 16, 2007, the Company met this requirement with the completion of a private placement financing in which the Company sold and issued a total of 3,696,000 units for total gross proceeds of CDN$17,001 (the “Offering”), or approximately $16,300 based on the U.S./Canadian dollar exchange rate on the closing date. Net cash proceeds to Allied Nevada were approximately $15,500. Each unit consisted of one share of common stock and one common share purchase warrant. Each warrant entitles the holder thereof to acquire one share of common stock of Allied Nevada for a period of two years from closing at a price of CDN$5.75 per share.

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

Officers and directors of Allied Nevada subscribed for an aggregate of CDN$6,435 of the Offering, as follows: Robert Buchan, Executive Chairman—CDN$4,002; A. Murray Sinclair, (then a Director)—CDN$1,499; Scott A. Caldwell, President Chief Executive Officer and Director—CDN$506; Hal D. Kirby, Vice President and Chief Financial Officer—CDN$230; James M. Doyle, Vice President, Technical Services—CDN$151; and W. Durand Eppler, Director—CDN$46.

In connection with the private placement financing, Allied Nevada paid a cash finder’s fee of $507, being 5% of the gross proceeds raised, to eligible persons that arranged for purchasers (“Finders”). As consideration for its role as Finder in the private placement financing, Quest Securities Corporation (“Quest Securities”), then a wholly-owned subsidiary of Quest Capital Corp. (“Quest Capital”) received a cash fee of $105, and warrants to purchase 114,850 units. These warrants are exercisable by Quest Securities for a period of two years at an exercise price of CDN$4.60 per unit. No commissions were paid to Quest Securities with respect to sales of units to directors or officers of Allied Nevada. Robert Buchan, Executive Chairman and a director of Allied Nevada, then served as Chairman of Quest Capital and A. Murray Sinclair, then an Allied Nevada director, then served as Managing Director of Quest Capital. Effective December 14, 2007, Mr. Sinclair resigned as a director of Allied Nevada to assist Quest Capital in its conversion into a Mortgage Investment Corporation. In connection with this conversion, effective January 1, 2008 Mr. Sinclair was appointed Co-Chairman of Quest Capital and Mr. Buchan resigned as Chairman of Quest Capital and remains a director of Quest Capital.

The other Finder in the private placement financing was Global Resource Investments Ltd. (“Global Resource”) which received a cash finder’s fee of $402. The General Partner of Global Resource is Rule Investments, Inc. (“Rule Investments”). The Rule Family Trust u/d/t 12/17/98 (the “Rule Trust”) owns 100% of

Rule Investments. Arthur Richards Rule is co-Trustee of the Rule Trust. Mr. Rule and the Trust are indirect beneficial owners of 2,836,629 shares of Allied Nevada common stock owned by Exploration Capital Partners 2000 Limited Partnership (“Exploration Capital 2000”) and by Exploration Capital Partners 2006 Limited Partnership, representing a beneficial ownership interest of 6.5%. However, this ownership includes 1,631,200 shares (including 815,600 share purchase warrants) acquired by Exploration Capital 2000 in connection with the private placement financing. Prior to the financing, Mr. Rule and the Rule Trust were indirect beneficial owners of 1,294,140 shares of Allied Nevada common stock, representing only approximately 3.3% of the common stock then outstanding.

Pursuant to the terms of the Subscription Agreements entered into with each subscriber of the offering, the Company agreed to register for resale, under the Securities Act of 1933, as amended, (i) the 3,696,000 shares of common stock issued in the private placement financing, and, thereafter (ii) the shares of common stock issuable upon exercise of the warrants. This second registration statement was to be filed by the Company within 180 days of the date on which the Securities and Exchange Commission (the “SEC”) declared effective the registration statement with respect to the shares of common stock underlying the units. On July 27, 2007, the Company filed with the SEC a registration statement on Form S-1 to register for resale, the shares of common stock underlying the units as well as 4,200,000 of the shares that had been issued to the Pescios in connection with the Arrangement. This registration statement was declared effective by the SEC on August 7, 2007. The Company also plans to register the shares of common stock underlying the units issuable upon exercise of the Finder Warrants, including shares issuable upon exercise of the warrant component thereof.

The proceeds from the private placement financing are being used for the continued exploration and development of the Company’s Hycroft Mine property located in Nevada, as well as for working capital and other general purposes.

Warrants

As discussed in the previous section “Private Placement Financing”, on July 16, 2007 the Company issued 3,696,000 common stock purchase warrants with a two-year exercise period, a CDN$5.75 exercise price and an acceleration feature when the underlying shares trade at CDN$ 11.50 for 20 consecutive days on the Toronto Stock Exchange. On July 16, 2007, the Company also issued warrants to purchase 114,850 units to Quest Securities for finder services performed in connection with the July 2007 private placement. These warrants are exercisable by Quest Securities for a period of two years at an exercise price of CDN $4.60 per unit. The Company has determined the value of the warrants granted pursuant to the terms of the July 2007 private placement using a Black-Scholes pricing model. The Company has determined that no liability should be recorded for the warrants and that they should be recorded as equity under consideration of FASB Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

During 2007, one holder exercised 25,000 common stock purchase warrants from the July 2007 private placement for a total exercise price of $146. The Company issued the 25,000 common shares on November 29, 2007.

On December 7, 2007, Quest Securities exercised 25,000 of its common stock purchase warrants acquired for finder services performed in connection with the July 2007 private placement. On December 18, 2007, Quest Securities exercised the remainder of its warrants for a total of 114,850 units for a total of $528. As of December 31, 2007, the funds were in international collections and the Company had not issued the underlying common shares.

The following is a summary of the Company’s stock warrants outstanding at December 31, 2007 and changes during the year then ended:

	Warrants	Weighted Average Exercise Price
Outstanding on January 1, 2007	—	$—
Granted	3,810,850	5.48
Canceled	—	—
Exercised	(139,850)	4.82

Outstanding on December 31, 2007	3,671,000	$5.51

Exercise prices for all warrants granted during the period have been converted into US dollars as of the grant date from the stated Canadian dollar amounts. Realized exercise prices may vary depending upon the currency conversion rates at the time of exercise.

All outstanding warrants as of December 31, 2007 have a term of two years and will expire on July 16, 2009.

Option Grants under the Allied Nevada 2007 Stock Option Plan

On February 7, 2007, the Board of Directors adopted the Allied Nevada 2007 Stock Option Plan (the “2007 Stock Option Plan”), which provides for grants to directors, officers, employees and consultants of Allied Nevada, or its subsidiaries, of options to purchase Allied Nevada common stock. Options granted under the 2007 Stock Option Plan may be either incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”), herein referred to as “incentive stock options,” or options which do not meet the requirements of Section 422(b) of the Code, herein referred to as “non-qualified stock options”. Under the 2007 Stock Option Plan as initially adopted, 3,000,000 shares of the Company’s common stock were reserved for issuance under the Plan.

On July 27, 2007, the Board of Directors approved, subject to stockholder and regulatory approval, an amendment to the 2007 Stock Option Plan to, among other things, increase the number of shares of the Company’s common stock available for grants under the 2007 Stock Option Plan by 1,200,000, for an aggregate of 4,200,000 shares. As set forth below, all grants made to date under the 2007 Stock Option Plan are for non-qualified stock options. Grants of incentive stock options under the 2007 Stock Option Plan are contingent on approval of the Plan by the Company’s shareholders, which is expected to be sought at the Company’s first annual meeting of stockholders anticipated to be held in 2008.

During the year ended December 31, 2007, the following grants of options to purchase common stock were made based on the prior authorization of the Board of Directors:

	Grant date	Number of options granted	Exercise Price per option
Grants to non-employee directors	July 3, 2007	900,000	$4.35
Grants to employees and executive chairman	July 3, 2007	1,650,000	4.35
Grant to Sierra Partners	July 3, 2007	45,000	4.35
Grants to employees	September 18, 2007	320,000	4.30

		2,915,000	$4.34

The exercise price of these option grants was the closing price of the Company’s common stock on the American Stock Exchange on the grant date pursuant to the terms of the 2007 Stock Option Plan. In all cases, these are 10-year non-qualified options under the 2007 Stock Option Plan. With the exception of the grant to Sierra Partners which fully vested on December 31, 2007, all options will vest in equal one-third installments over three years, until fully vested on the third anniversary of the grant date.

The Company has determined the value of the options granted pursuant to the terms of the 2007 Stock Option Plan using a binomial option pricing model. The options were valued using the following assumptions: the contractual term of the options was 10 years; suboptimal exercise of the options will occur when the market price reaches twice the exercise price; a volatility factor of 50%; exercise prices based on the grant dates from $4.30 to $4.35; no expected dividends; risk-free interest rates on the grant dates from 4.50% to 5.05%; and an estimated annual forfeiture rate of 3%. The total value of the options granted during the year ended December 31, 2007 was $6,426 and will be expensed over the requisite service periods adjusted for actual forfeitures. On December 19, 2007, 100,000 options were forfeited due to the resignation of a Company director. During the year the Company recognized compensation expense of $1,039 for the options granted pursuant to the 2007 Stock Option Plan.

The following is a summary of the Company’s stock options outstanding at December 31, 2007 and changes during the year:

	Stock Options (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding on January 1, 2007	—	$—
Granted	2,915	4.34
Canceled	(100)	4.35
Exercised	—	—

Outstanding on December 31, 2007	2,815	$4.34	9.5	$5,196

Exercisable on December 31, 2007	45	$4.35	9.5	$84

At December 31, 2007, there was approximately $5.2 million of unrecognized stock compensation cost relating to outstanding unvested options. The total fair value of shares vested in 2007 was $99.

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

The issuance of the Special Options under the Special Plan has been treated as a modification of the respective original Vista option awards and the Special Option grants were made in accordance with the provisions of the Arrangement Agreement. The exercise prices were determined based on the intrinsic values immediately before the effective date of the agreement and the relative trading values of the Vista and Allied Nevada shares after the effective date. The strike prices were calculated so that the total intrinsic value immediately prior to and after the effective date remained unchanged. The vesting periods and the contractual terms were determined based on the vesting periods and contractual terms of each award being modified and in no case would the contractual term exceed 10 years from the grant date.

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

During the year ended December 31, 2007, Allied Nevada issued 188,539 common shares pursuant to exercises by seven holders of Special Options. These options had expiry dates from July 8, 2007 to July 30, 2011 and were exercised at a weighted average exercise price of $2.30. During 2007, 3,341 options expired without being exercised.

The following is a summary of the Company’s Special Options outstanding at December 31, 2007 and changes during the year:

	Special Options	Weighted Average Exercise Price
Outstanding on January 1, 2007	—	$—
Granted	619,550	2.73
Canceled / Expired	(3,341)	2.10
Exercised	(188,539)	2.30

Outstanding on December 31, 2007	427,670	$2.98

Exercisable on December 31, 2007	414,306	$2.92

Exercise prices for Special Options granted during the period have been converted into US dollars as of the grant date from the stated Canadian dollar amounts as applicable. Realized exercise prices may vary depending upon the currency conversion rates at the time of exercise. The average term for the Special Options outstanding as of December 31, 2007 is 2.4 years.

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

The maximum number of shares of common stock issuable under the RSU Plan is currently set at 1,200,000. The Company granted 300,000 RSUs to Robert Buchan with a grant date of July 3, 2007, in connection with Mr. Buchan’s appointment as Executive Chairman of the Company. The total value of the units granted was $1,305 and will be expensed over the requisite service period of three years. The units will vest annually on the anniversary of the grant date at a rate of one third of the total granted. The total compensation expense recognized under the RSU Plan for the year ended December 31, 2007 is $211. If the stockholders do not approve the RSU Plan, Mr. Buchan will receive alternative rights to acquire 300,000 shares of Allied Nevada common stock purchased in the market by Allied Nevada through a trustee with vesting terms and other terms equivalent to his RSUs.

Preferred stock

The authorized share capital of Allied Nevada includes 10 million shares of undesignated preferred stock with a par value of $0.001 per share. As of December 31, 2007 there are no shares of preferred stock issued or outstanding.

10.	Reclamation and Remediation Obligations and Premium Costs

Asset retirement obligations arise from the acquisition, development, construction and normal operation of mining property, plant and equipment, due to government controls and regulations that protect the environment on the closure and reclamation of mining properties. The following table provides a reconciliation of the reclamation and remediation obligations for the following periods:

	2007	2006
Balance, January 1,	$4,663	$4,085
Accretion and reclamation expense	223	—
Addition—change in estimate	414	578

Balance, December 31,	$5,300	$4,663
Less: current portion	133	—

Noncurrent balance	$5,167	$4,663

In 2003, Hycroft Resources and Development, Inc. (“Hycroft”) entered into an insurance-backed financial assurance program including a mine reclamation policy and a pollution legal liability policy for the Hycroft mine. As part of the policy, Hycroft paid an insurance premium and put funds in a commutation account used to reimburse reclamation costs and indemnity claims paid by Hycroft (Note 6). The insurance policy covers reclamation costs in the event Hycroft defaults on payment of its reclamation costs up to an aggregate of $12,000. The insurance premium is being amortized over 14 years and the unamortized reclamation premium cost balance at December 31, 2007 is $1,185 (2006 - $1,304).

On December 31, 2007 and 2006, the reclamation and closure estimate for the Hycroft mine was revised by $414 and $578, respectively. The Asset Retirement Cost asset will be amortized over the proven and probable reserves at the Hycroft mine following commencement of commercial production.

11.	Supplemental Balance Sheet Disclosure

The following table presents the balance sheet items that represent greater than 5% of total current assets and total current liabilities:

	December 31,
	2007	2006
Prepaids and other
Prepaid insurance	$92	$4
Prepaid land fees	517	—
Other prepaids and deposits	459	2

Total prepaids and other current assets	$1,068	$6

Accrued liabilities and other
Severance obigation	$—	$73
Accrued electric power	—	14
Accrued property taxes	—	22
Accrued compensation payable	360	—
Accrued vacation expense	—	14
Accrued directors’ fees	111	—
Other accruals	—	20

Total accrued liabilities and other	$471	$143

12.	Income Taxes

Deferred taxes are attributable to the following (in thousands):

	December 31,
	2007	2006
Excess of book over tax basis, property, plant, and equipment	$(1,360)	$(1,293)
Net operating and capital loss carryforwards	12,449	9,720
Accrued reclamation provision	1,508	1,632
Other	1,436	(60)

	14,033	9,999
Valuation allowance for deferred tax assets	(14,033)	(9,999)

Total	$—	$—

A reconciliation of income taxes computed at the United States Federal statutory tax rate to income tax expense follows (in thousands):

	Year ended December 31,
	2007	2006
Income taxed at statutory rates—(Benefit)	$(3,942)	$(863)
Permanent differences	(91)	3
Loss associated with Vista through May 9, 2007	139	—
Increase in valuation allowance	3,894	860

Income tax provision (benefit)	$—	$—

Tax loss carryforwards at December 31, 2007 consisted of net operating losses of approximately $35.6 million expiring in varying amounts from 2008 to 2027. Approximately $0.4 million of the above tax loss carryforwards will expire on December 31, 2008.

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition issues.

At December 31, 2007, the ultimate deductibility of the majority of tax positions is highly certain. However, there may be uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate or defer the recognition of the expenses.

The Company’s policy is to recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. Neither interest nor penalties related to uncertain tax positions were accrued at December 31, 2007.

As of the implementation of FIN 48, the Company had no material unrecognized tax benefits to report. Additionally, there were no changes in unrecognized tax benefits for 2007.

With limited exception, the Company is no longer subject to U.S. federal income audits by taxing authorities for years through 2003.

13.	Related Party Transactions

Pre-Arrangement Loans from Vista

On May 10, 2007, Allied Nevada commenced operations following Vista’s transfer to Allied Nevada of its Nevada-based mining properties and related assets, along with cash, and the transfer to Allied Nevada by Carl Pescio and Janet Pescio of their interests in certain Nevada mining properties and related assets. These transfers to Allied Nevada were made in exchange for shares of Allied Nevada’s common stock and cash, under the terms of the Arrangement Agreement (Note 5).

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

Consulting Agreements

Prior to April 16, 2007, Scott Caldwell provided services to Allied Nevada under a consulting agreement between Mr. Caldwell and Vista, pursuant to which Mr. Caldwell was paid for consulting services rendered to Allied Nevada at the rate of $1,000 per day (calculated based upon an hourly rate of $125 per hour), in addition to reimbursement, at cost, of any reasonable out-of pocket expenses incurred by Mr. Caldwell in connection with the performance of these consulting services. Mr. Caldwell was not entitled to any bonus payments or other cash or non-cash compensation under his consulting agreement with Vista. This agreement was terminated as of April 16, 2007 and was replaced by a formal employment agreement that Allied Nevada entered into with Mr. Caldwell in January 2008. Mr. Caldwell was paid $105 under the provisions of this contract, in his capacity as President and Chief Executive Officer of Allied Nevada.

On January 26, 2007, Allied Nevada entered into a professional service agreement with Hal Kirby, who was not a related person at the time but was appointed Vice President and Chief Financial Officer of Allied Nevada on April 16, 2007. Under the professional service agreement, Mr. Kirby provided financial and accounting services including review of accounting systems and documentation under development for Allied Nevada, and meeting with auditors and planning for scope and plans for future audits. The agreement was to expire no later than December 31, 2007, with amounts paid under the agreement not to exceed $50. Pursuant to the professional service agreement, the Company compensated Mr. Kirby at the rate of $1,000 per day (calculated on an hourly rate of $100 per hour) worked plus reimbursement of his reasonable out-of-pocket expenses at cost. Mr. Kirby was paid $22 under the provisions of this contract. This service contract was terminated on April 16, 2007 upon acceptance by Mr. Kirby of the appointment to the position of Vice President and Chief Financial Officer of the Company, and was replaced by a formal employment agreement that Allied Nevada entered into with Mr. Kirby in January 2008.

Agreements with Carl Pescio

Carl Pescio was elected as a director of Allied Nevada on March 1, 2007. Allied Nevada and Mr. Pescio were among the parties to the Arrangement Agreement (Note 5). Mr. Pescio may pursue ventures with mining properties other than those held by Allied Nevada. As a condition to completion of the Arrangement, Mr. Pescio was required to enter into a non-competition agreement with Vista Gold Corp. and Allied Nevada on terms satisfactory to all parties, acting reasonably. On February 15, 2007, Allied Nevada entered into a non-competition agreement and a professional service agreement with Mr. Pescio. Both agreements have two-year terms. Under the non-competition agreement, Mr. Pescio has agreed that during the agreement term he will not carry on business in the State of Nevada which is similar to or in any way competitive with the Company’s mineral property-related business. Under the professional service agreement, Mr. Pescio is to provide services as directed by the Company including assistance with technical review of exploration programs and assistance with investor relations activities, for which the Company will compensate him at the rate of $1,000 per day worked plus reimbursement of his reasonable out-of-pocket expenses at cost. Carl Pescio has not been paid any amount under the terms of this contract to date.

Sierra Partners Consulting Agreement

On July 2, 2007, Allied Nevada entered into an Investor Relations Services Agreement with Sierra Partners II LLC (“Sierra”) to assist Allied Nevada with the development and initiation of an investor relations program and to provide consulting and advisory services regarding the North American investor market. During the six month term of the Agreement, Sierra received a monthly retainer of $15 and was granted an option to purchase 45,000 shares of Allied Nevada common stock in accordance with the Allied Nevada Stock Option Plan. This option has a 10-year term, an exercise price per share of $ 4.35 which was determined in accordance with the Allied Nevada Stock Option Plan as the closing price of Allied Nevada’s common stock on the grant date of July 3, 2007, and a total value of $99 based on a binomial option valuation model. The option fully vested on December 31, 2007.

On January 28, 2008, Allied Nevada amended its Investor Relations Services Agreement with Sierra to assist the Company with its investor relations program and to provide consulting and advisory services regarding the North American investor market. Under terms of the amended agreement, Sierra will receive a monthly retainer of $5 and reimbursement of reasonable out of pocket fees and expenses. The amended agreement will expire on December 31, 2008. W. Durand Eppler, an Allied Nevada director, currently serves as President of, and is a partner of, Sierra and, as a result, will benefit from this transaction to the extent of his interest in Sierra.

Provision of Legal Services

Cameron Mingay, an Allied Nevada director who was appointed in March 2007, is a partner at Cassels Brock & Blackwell LLP of Toronto, Ontario, Canada, which since June 2007 has served as outside counsel to Allied Nevada in connection with Canadian corporate and securities law matters. Allied Nevada has paid Cassels Brock an aggregate of $288 for legal services rendered through December 31, 2007.

Private Placement Financing

In connection with the private placement financing completed in July 2007, Allied Nevada paid a cash finder’s fee of $507, being 5% of the gross proceeds raised, to eligible persons that arranged for purchasers (“Finders”). See Note 9. Shareholders’ Equity – Common Stock – Private Placement Financing. As consideration for its role as Finder in the private placement financing, Quest Securities Corporation (“Quest Securities”), a wholly-owned subsidiary of Quest Capital Corp. (“Quest Capital”) received a cash fee of $105, and warrants to purchase 114,850 units. These warrants were exercisable by Quest Securities for a period of two years at an exercise price of CDN$4.60 per unit. No commissions were paid to Quest Securities with respect to sales of units to directors or officers of Allied Nevada. Robert Buchan, Executive Chairman and a director of Allied Nevada, then served as Chairman of Quest Capital and A. Murray Sinclair, then an Allied Nevada director, then served as Managing Director of Quest Capital. Effective December 14, 2007, Mr. Sinclair resigned as a director of Allied Nevada to assist Quest Capital in its conversion into a Mortgage Investment Corporation. In connection with this conversion, effective January 1, 2008 Mr. Sinclair was appointed Co-Chairman of Quest Capital and Mr. Buchan resigned as Chairman of Quest Capital and remains a director of Quest Capital. This transaction was entered into solely for the benefit of Allied Nevada, and was not intended to provide Messrs. Buchan and Sinclair with compensation in lieu of salary or other compensation described herein.

On December 7, 2007, Quest Securities exercised 25,000 of its common stock purchase warrants acquired for finder services performed in connection with the July 2007 private placement. On December 18, 2007, Quest Securities exercised the remainder of its warrants for a total of 114,850 units for a total $529. As of December 31, 2007, the funds were in international collections and the Company had not issued the underlying common shares.

The other Finder in the private placement financing was Global Resource Investments Ltd. (“Global Resource”) which received a cash finder’s fee of $402. The General Partner of Global Resource is Rule Investments, Inc. (“Rule Investments”). The Rule Family Trust u/d/t 12/17/98 (the “Rule Trust”) owns 100% of Rule Investments. Arthur Richards Rule is co-Trustee of the Rule Trust. Mr. Rule and the Trust are indirect beneficial owners of 2,836,629 shares of Allied Nevada common stock owned by Exploration Capital Partners 2000 Limited Partnership (“Exploration Capital 2000”) and by Exploration Capital Partners 2006 Limited Partnership, representing a beneficial ownership interest of 6.5%. However, this ownership includes 1,631,200 shares (including 815,600 share purchase warrants) acquired by Exploration Capital 2000 in connection with the private placement financing. Prior to the financing, Mr. Rule and the Rule Trust were indirect beneficial owners of 1,294,140 shares of Allied Nevada common stock, representing only approximately 3.3% of the common stock then outstanding. Accordingly, Global Resource would not have been a related party to Allied Nevada prior to the financing, but this disclosure is included for purposes of completeness. The Company believes that the finder compensation for Global Resource was on terms at least as favorable as would have been available from unaffiliated third parties.

On March 3, 2008, the Board of Directors ratified the signing of an indicative letter of intent concerning a proposed CDN$30 million secured bridge credit facility with Quest Holdings Ltd. (“Quest Holdings”). The terms of the facility are not yet final and are subject to due diligence by Quest Holdings and its counsel, the preparation of definitive documentation, the granting of security and such other steps as are usual to transactions of this nature. The letter of intent provides that the facility is scheduled to be available for drawdown until July 2008 and must be repaid by March 2009. Borrowings under the proposed credit facility are limited to working capital, operating, and capital expenditures relating to the reopening of the Hycroft mine. The Company’s interest in the Hycroft mine properties and all of its personal tangible property are expected to be pledged as collateral for the credit facility. The proposed agreement is expected to contain customary covenants for credit facilities of this type including certain negative covenants, which will limit or restrict the Company’s ability to incur additional debt. The Company will incur a standby fee equal to four percent of the amount of the loan facility when it enters into the agreement. Borrowings under the proposed credit facility are subject to payment of a five percent drawing fee payable to Quest Holdings. The interest rate on borrowings is twelve percent per annum compounded monthly. Quest Holdings is a wholly-owned subsidiary of Quest Capital Corp. (Quest Capital). Mr. Buchan has disclosed to the Board of Directors that he may participate to the extent of up to CDN$5 million in the proposed Quest Holdings credit facility.

14.	Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2007 and 2006 are as follows:

	Quarters
2007	First	Second	Third	Fourth
	(in thousands, except per share amounts)
Net loss	$(313)	$(1,776)	$(3,387)	$(5,789)
Basic and Fully diluted net loss per common share	N/A	$(0.08)	$(0.08)	$(0.14)

2006
Net loss	$(587)	$(571)	$(883)	$(424)
Basic and Fully diluted net loss per common share	N/A	N/A	N/A	N/A

As discussed in Note 1 to the Consolidated Financial Statements, the Company commenced operations as an independent newly formed and publicly held entity on May 10, 2007. Accordingly, basic and fully diluted net loss per common share is not presented for periods prior to May 10, 2007.

15.	Loss Per Share

The following table sets forth the computation of basic and fully diluted loss per share.

	2005	2006	2007
	(in thousands, except per share amounts)
Net loss available to common shareholders	$(2,286)	$(2,465)	$(11,265)
Weighted average shares outstanding	N/A	N/A	26,955
Basic and fully diluted loss per share	N/A	N/A	$(0.42)

As discussed in Note 1 to the Consolidated Financial Statements, the Company commenced operations as an independent newly formed and publicly held entity on May 10, 2007. Accordingly, basic and fully diluted net loss per common share is not presented for periods prior to May 10, 2007.

For the year ended December 31, 2007, there were 3,671,000 warrants outstanding, 2,815,000 options granted under the Allied Nevada Stock Option Plan outstanding, 427,670 options granted under the Allied Nevada Special Stock Option plan outstanding, and 300,000 restricted share units outstanding that were not included in diluted loss per share because inclusion would have been anti-dilutive.

16.	Subsequent Events

Filing of Registration Statement

On January 18, 2008, Allied Nevada filed a Form S-1 registration statement with the Securities Exchange Commission, and on January 21, 2008 filed a preliminary prospectus with Canadian securities regulators relating to a proposed public offering of its common stock. A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective, and a preliminary prospectus has been filed with securities regulatory authorities in each of the provinces and territories of Canada, other than Quebec. These securities may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective. The filing of the above registration statement shall not constitute an offer to sell or a solicitation of an offer to buy, nor will there be any sale of these securities in any state or jurisdiction in which such an offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

Credit Facility

On March 3, 2008, the Board of Directors ratified the signing of an indicative letter of intent concerning a proposed CDN$30 million secured bridge credit facility with Quest Holdings Ltd. (“Quest Holdings”). The terms of the facility are not yet final and are subject to due diligence by Quest Holdings and its counsel, the preparation of definitive documentation, the granting of security and such other steps as are usual to transactions of this nature. The letter of intent provides that the facility is scheduled to be available for drawdown until July 2008 and must be repaid by March 2009. Borrowings under the proposed credit facility are limited to working capital, operating, and capital expenditures relating to the reopening of the Hycroft mine. The Company’s interest in the Hycroft mine properties and all of its personal tangible property are expected to be pledged as collateral for the credit facility. The proposed agreement is expected to contain customary covenants for credit facilities of this type including certain negative covenants, which will limit or restrict the Company’s ability to incur additional debt. The Company will incur a standby fee equal to four percent of the amount of the loan facility when it enters into the agreement. Borrowings under the proposed credit facility are subject to payment of a five percent drawing fee payable to Quest Holdings. The interest rate on borrowings is twelve percent per annum compounded monthly. Quest Holdings is a wholly-owned subsidiary of Quest Capital Corp. (Quest Capital). As described in Note 13 to the Consolidated Financial Statements, Robert Buchan, Executive Chairman and director of Allied Nevada, is a director of Quest Capital and A. Murray Sinclair, a former director of Allied Nevada, is a Co-Chairman of Quest Capital.

Sale of Mineral Interest Property

Allied Nevada has accepted an offer to sell its 50% interest in the Hamilton-Treasure Hill mineral property consisting of 106 patented and 112 unpatented mining claims for $1.0 million. Under terms of the agreement, Allied Nevada retained a NSR of 1%, which is subject to a buyout for a payment of $0.5 million in the first 24 months from closing escalating thereafter to a maximum of $3.0 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

A.	Evaluation of Disclosure Controls and Procedures. The principal executive officer and principal financial officer have evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

B.	Management’s Annual Report on Internal Control over Financial Reporting

Allied Nevada’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

C.	Changes in Internal Controls. There has been no change in Allied Nevada’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406, and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in the Company’s 2008 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2007, and is hereby incorporated by reference thereto.

Item 11.	Executive Compensation

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2008 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2007, and is hereby incorporated by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2008 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2007, and is hereby incorporated by reference thereto.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2008 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2007, and is hereby incorporated by reference thereto.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be contained in the Company’s 2008 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2007, and is hereby incorporated by reference thereto.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements

Audited Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005 of Allied Nevada Gold Corp.

Reports of Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Loss

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to Consolidated Financial Statements

(b) Index to Exhibits

Exhibit Number	Description of Document

2(1)	Plan of Arrangement (included as part of Exhibit 10.1 hereto)

3.1(1)	Certificate of Incorporation of the Registrant, dated September 14, 2006

3.2(1)	By-laws of the Registrant

4.1(2)	Form of Common Share Purchase Warrant, dated July 16, 2007, issued by Allied Nevada Gold Corp. to each Holder (as defined therein)

4.2(2)	Form of Finder’s Warrant to Purchase Units, dated July 16, 2007, issued by Allied Nevada Gold Corp. to Quest Securities Corporation

10.1(1)	Arrangement and Merger Agreement dated as of September 22, 2006, between Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio

10.2(1)	Letter Agreement dated September 8, 2006, between Vista Gold Holdings, Inc. and Scott Caldwell

10.3(1)	Letter Agreement dated May 5, 2006, between Vista Gold Corp. and Quest Capital Corp.

10.4(3)	Non-Competition Agreement dated February 15, 2007, between Allied Nevada Gold Corp. and Carl Pescio

10.5(3)	Professional Service Agreement dated February 15, 2007, between Allied Nevada Gold Corp. and Carl Pescio

10.6(3)	Allied Nevada Gold Corp. Special Stock Option Plan

10.7(4)	Allied Nevada Gold Corp. 2007 Stock Option Plan, as amended

10.8(3)	Form of Indemnification Agreements entered into between Allied Nevada Gold Corp. and the directors and officers parties thereto

10.9(5)	Professional Service Agreement dated January 26, 2007, between Allied Nevada Gold Corp. and Hal Kirby

10.10(6)	Amendment to Arrangement and Merger Agreement by and among Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio, dated May 8, 2007

Exhibit Number	Description of Document
10.11(7)	Investor Relations Services Agreement by and between Allied Nevada Gold Corp. and Sierra Partners II LLC, dated July 2, 2007

10.12(2)	Form of Subscription Agreement for Units, dated July 16, 2007, as amended, by and between Allied Nevada Gold Corp. and each Subscriber (as defined therein)

10.13(2)	Finder’s Fee Agreement, dated as of July 16, 2007, by and between Allied Nevada Gold Corp. and Global Resource Investments Ltd.

10.14(2)	Indemnity Agreement, dated as of July 16, 2007, by and between Allied Nevada Gold Corp. and Global Resource Investments Ltd.

10.15(4)	Allied Nevada Gold Corp. Restricted Share Plan

10.16(4)	Form of Restricted Share Right Grant Letter under the Allied Nevada Gold Corp. Restricted Share Plan

10.17(4)	Restricted Share Right Grant Letter for Robert M. Buchan dated as of July 3, 2007

10.18(8)	Employment Agreement, dated as of January 11, 2008, by and between Allied Nevada Gold Corp. and Scott A. Caldwell

10.19(8)	Employment Agreement, dated as of January 11, 2008, by and between Allied Nevada Gold Corp. and Hal Kirby

10.20(8)	Employment Agreement, dated as of January 11, 2008, by and between Allied Nevada Gold Corp. and Mike Doyle

10.21(8)	Employment Agreement, dated as of January 11, 2008, by and between Allied Nevada Gold Corp. and Rick H. Russell

21	Subsidiaries of the Registrant

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm

23.2	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

23.3	Consent of Snowden Mining Industry Consultants Inc.

23.4	Consent of Mine Development Associates

23.5	Consent of Scott E. Wilson Consulting, Inc.

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10, filed January 12, 2007.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 20, 2007.

(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, filed February 20, 2007.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 27, 2007.

(5)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form 10, filed April 23, 2007.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 16, 2007.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 3, 2007.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 15, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED NEVADA GOLD CORP.
Registrant

Date: March 6, 2008	By:	/s/ SCOTT A. CALDWELL
Scott A. Caldwell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SCOTT A. CALDWELL Scott A. Caldwell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2008

/s/ HAL D. KIRBY Hal D. Kirby	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2008

* Robert M. Buchan	Executive Chairman and Director	March 6, 2008

* W. Durand Eppler	Director	March 6, 2008

* John W. Ivany	Director	March 6, 2008

* Cameron A. Mingay	Director	March 6, 2008

* Terry M. Palmer	Director	March 6, 2008

* Carl Pescio	Director	March 6, 2008

* Michael B. Richings	Director	March 6, 2008

* D. Bruce Sinclair	Director	March 6, 2008

* Robert G. Wardell	Director	March 6, 2008

*By:	/s/ SCOTT A. CALDWELL
Scott A. Caldwell
Attorney-in-Fact