Form 10-Q
period 2008-03-31
Allied Nevada Gold Corp
filed 2008-05-09
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

57,349,150 shares of Common Stock, $0.001 par value, outstanding at May 5, 2008

ALLIED NEVADA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended March 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIED NEVADA GOLD CORP. (An Exploration Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(US dollars in thousands)

	March 31, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$8,303	$20,105
Supplies inventory	226	147
Prepaids and other	2,935	1,068

Current assets	11,464	21,320

Restricted cash - Note 3	5,632	5,586
Mineral properties and development costs - Note 4	78,081	76,394
Plant and equipment, net - Note 5	15,826	1,037
Reclamation premium and asset retirement cost asset - Note 7	2,147	2,177

Total assets	$113,150	$106,514

Liabilities:
Accounts payable	3,818	$964
Capital lease obligations, current portion	16	11
Accrued liabilities and other	638	471
Asset retirement obligation, current portion	133	133
Term loan	9,729	—

Current liabilities	14,334	1,579

Capital lease obligations, noncurrent portion	5	12
Asset retirement obligation and closure costs - Note 7	5,267	5,167

Total liabilities	19,606	6,758

Shareholders’ Equity:
Common stock - Note 6	43	43
Additional paid-in capital	122,562	121,904
Deficit accumulated during the exploration stage	(29,061)	(22,191)

Total shareholders’ equity	93,544	99,756

Total liabilities and shareholders’ equity	$113,150	$106,514

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP. (An Exploration Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

(US dollars in thousands, except per share amounts)

	Three Months Ended March 31,		Cumulative During Exploration Stage
	2008	2007
Operating expenses:
Property evaluation and holding costs	$4,899	$261	$19,319
Corporate administration and investor relations	1,882	310	9,644
Impairment of mineral properties	—	—	678
Depreciation	103	49	1,200
Accretion of asset retirement obligation and closure costs - Note 7	100	—	1,371

Total costs and expenses	6,984	620	32,212

Other income (expense):
Interest income	$175	$245	$1,998
Interest expense	(77)		(88)
Gain on disposal of assets	—		45
Gain on currency translation	16	1	27
Gain on disposal of marketable securities	—	61	144
Income earned during exploration stage	—	—	1,025

Total other income	114	307	3,151

Net loss	$(6,870)	$(313)	$(29,061)

Weighted average shares outstanding	42,968,711

Basic and fully diluted loss per share	$(0.16)

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP. (An Exploration Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(US dollars in thousands)

	Three Months Ended March 31,		Cumulative During Exploration Stage
	2008	2007
Cash flows from operating activities:
Net loss for the period	$(6,870)	$(313)	$(29,061)

Adjustments to reconcile net loss for the period to net cash used in operating activities:
Impairment of mineral interests	—		678
Depreciation	103	49	1,179
Amortization of deferred loan costs	34	30	509
Accretion of asset retirement obligation and closure costs - Note 7	100	—	1,377
Gain on foreign currency translation	(16)	—	(16)
Gain on disposal of assets	—	—	(45)
Allocated expenses from Parent company	—	74	2,691
Stock based compensation	623	—	1,873

Change in operating assets and liabilities:
Accounts receivable	—	18	179
Supplies inventory	(79)	11	(43)
Prepaids and other	(159)	(16)	(1,221)
Accounts payable	2,856	9	3,717
Accrued liabilities and other	167	(41)	497

Net cash used in operating activities	(3,241)	(179)	(17,686)

Cash flows from investing activities:
Restricted cash - Note 3	(46)	(65)	(5,632)
Additions to mineral properties, net of cost recoveries	(1,687)	11	(203)
Acquisition of mineral properties	—	—	(20,325)
Purchases of plant and equipment	(14,863)	—	(16,869)
Proceeds on disposal of plant and equipment	—	—	212

Net cash used in investing activities	(16,596)	(54)	(42,817)

Cash flows from financing activities:
Proceeds on issuance of common stock	35	—	42,307
Offering costs	—	—	(786)
Proceeds from term loan	9,744	—	9,744
Payment of deferred loan costs	(1,741)	—	(1,741)
Repayments of principal on capital lease agreements	(3)	(3)	(13)
Intercompany funding from Parent company	—	319	18,659

Net cash provided by financing activities	8,035	316	68,170

Net increase (decrease) in cash and cash equivalents	(11,802)	83	7,667
Cash and cash equivalents, beginning of period	20,105	7	636

Cash and cash equivalents, end of period	$8,303	$90	$8,303

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP. (An Exploration Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(US dollars in thousands)

	Three Months Ended March 31,		Cummulative During Exploration Stage
	2008	2007
Common share capital
Balance, January 1,	$43	$—	$—
Shares issued to Vista Gold Corp. for acquisition of mineral interests and cash	—	—	27
Shares issued to the Pescios for acquisition of mineral interests	—	—	12
Shares issued in July 16, 2007 private placement	—	—	4

Balance at the end of the period	43	—	43

Additional paid-in capital
Balance, January 1,	121,904	—	—
Shares issued to Vista Gold Corp. for acquisition of mineral interests and cash	—	—	24,973
Conversion of Vista Gold Corp.’s net investment into common shares	—	—	23,692
Shares issued to the Pescios for acquisition of mineral interests	—	—	55,506
Shares issued in July 16, 2007 private placement	—	—	13,247
Shares issued under Special Stock Option plan	35	—	468
Shares issued under July 16, 2007 private placement warrant exercise	—	—	166
Shares issued under finder fee warrants exercise	528	—	528
Share issuance costs associated with July 16, 2007 private placement	—	—	(968)
Costs related to employee compensation	623	—	1,873
Warrants issued in July 16, 2007 private placement	—	—	2,895
Warrants issued as finders’ fees from July 16, 2007 private placement	—	—	182
Shares subscribed under warrant exercise	(528)	—	—

Balance at the end of the period	122,562	—	122,562

Parent company’s (Vista Gold Corp.) net investment - Note 6
Balance, January 1,	—	23,381	—
Intercompany funding from parent	—	311	23,692
Conversion of Vista Gold Corp.’s net investment into common shares	—	—	(23,692)

Balance at the end of the period	—	23,692	—

Deficit accumulated during the exploration stage
Balance, January 1,	(22,191)	(10,926)	—
Net loss for the period	(6,870)	(313)	(29,061)

Balance at the end of the period	(29,061)	(11,239)	(29,061)

Total shareholders’ equity	$93,544	$12,453	$93,544

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

(An Exploration Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	General and Basis of Presentation

General

The Company commenced operations as an independent, newly formed entity on May 10, 2007 upon completion of the transactions pursuant to the Arrangement Agreement as described in the Company’s regulatory filings, prior to which it had been a wholly-owned subsidiary of Vista Gold Corp (“Vista”). Under the continuity of interest basis of accounting, the financial results include the net Vista Nevada Assets as described in the Company’s regulatory filings for periods prior to May 10, 2007. However, the associated expenses recorded by the Company prior to May 10, 2007 may not be indicative of the actual expenses that would have been incurred had the Company been operating as a separate, stand-alone public company for the periods presented and do not reflect the Company’s consolidated results of operations, financial position and cash flows had the Company been a stand-alone public company during the periods presented.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Allied Nevada Gold Corp. (an Exploration Stage Enterprise) and its subsidiaries (collectively, “Allied Nevada” or the “Company”), have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

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

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Allied Nevada for the year ended December 31, 2007.

Certain amounts for the three months ended March 31, 2008 and at December 31, 2007 have been reclassified to conform to the 2008 presentation.

2.	New Accounting Pronouncements

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

ALLIED NEVADA GOLD CORP.

(An Exploration Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entities derivative and hedging activities. SFAS 161 is effective for the Company as of January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on the consolidated financial position, results of operations, and disclosures.

2.	Term Loan

In March 2008, a subsidiary of the Company entered into a Credit Agreement with Ionic Capital Corp. (“Ionic”), which allows the subsidiary to borrow up to CDN$ 27.0 million. Amounts may be borrowed under the Credit Agreement until July 2008, are limited to working capital, operating, and capital expenditures related to the reopening and operation of the Hycroft mine, and must be repaid by March 2009. All amounts borrowed under the Credit Agreement may be prepaid without penalty. Pursuant to the Credit Agreement, the Company was required to borrow CDN$ 10.0 million at the initiation of the Credit Agreement. As of March 31, 2008, CDN$ 17.0 million was available to be drawn down on the Credit Agreement.

The Credit Agreement is secured by the Company’s interests in the Hycroft mine and Maverick Springs, Mountainview, Hasbrouck, Three Hills, and Wildcat properties, all of its personal property, and shares in all of its subsidiaries. Additionally, borrowings under the Credit Agreement are subject to unlimited guarantees by the Company and all of its subsidiaries. The Credit Agreement includes certain negative covenants, which limit or restrict the Company’s ability to incur additional debt, grant additional liens, pay dividends, redeem or purchase the Company’s own shares, guarantee obligations, and sell assets. The Company is in compliance with all of the above covenants as of March 31, 2008.

Interest rates on borrowings are twelve percent per annum compounded monthly. Additionally, borrowings under the Credit Agreement are subject to a five percent drawing fee payable to Ionic. Additionally, the Company incurred a standby and structuring fee, a draw down fee, and other costs totaling of $1.7 million, which will amortized over the term of the Credit Agreement.

Interest expense on the Credit Agreement for the three month period ended March 31, 2008 was $74,000, including amortization of deferred financing costs. At March 31, 2008, borrowings on the Credit Agreement totaled approximately $9,729,000 (CDN$ 10.0 million). Borrowings under the Credit Agreement are translated into U.S. dollars at the closing exchange as of the relevant balance sheet date. Adjustments resulting from the translation of borrowings under the Credit Agreement are recorded in the income statement as foreign currency gains or losses.

ALLIED NEVADA GOLD CORP.

(An Exploration Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

3.	Restricted Cash

In 2003, Hycroft Resources and Development, Inc. (“Hycroft”) entered into an insurance-backed financial assurance program including a mine reclamation policy and a pollution legal liability policy for the Hycroft mine. As part of the policy, Hycroft paid an insurance premium and put funds in a commutation account used to reimburse reclamation costs and indemnity claims paid by Hycroft. The insurance policy covers reclamation costs in the event Hycroft defaults on payment of its reclamation costs up to an aggregate of $12.0 million.

The commutation account earns interest at an annual effective rate equal to the one-year constant maturity treasury rate prevailing on the first day of each anniversary year. Changes in the Company’s restricted cash are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Beginning of year	$5,586	$5,320
Interest	46	65

End of period	$5,632	$5,385

4.	Mineral Properties and Development Costs

The following table reflects the changes in the Company’s mineral properties and development costs (in thousands):

	Three Months Ended March 31,
	2008	2007
Beginning of year	$76,394	$8,892
Additions	2,147	—
Cost recovery	(460)	(11)

End of period	$78,081	$8,881

Development costs applicable to mineralized properties deemed capable of commercial production, as evidenced by a positive economic analysis of the project, are capitalized and then amortized using the units-of-production method based upon projected mineable tonnes. For the three month period ended March 31, 2008, the Company capitalized $2,147,000 of such costs at its Hycroft mine.

On September 11, 2007, the Board of Directors approved the reactivation of the Hycroft Mine. The Hycroft reactivation project involves reopening the Brimstone oxide open pit mine, which had been in production from 1994 until 1998 when the entire Hycroft Mine was closed and put on care and maintenance due to low gold prices.

The recoverability of the carrying values of the Company’s mineral properties is dependent upon the successful start-up and commercial production from, or sale, or lease of, these properties and upon economic reserves being discovered or developed on the properties. The Company believes that the fair value of its mineral properties exceeds the carrying value; however, events and circumstances beyond the control of management may mean that a write-down in the carrying values of the Company’s properties may be required in the future as a result of evaluation of gold mineralized material and application of a ceiling test which is based on estimates of gold mineralized material, exploration land values, future advanced minimum royalty payments and gold prices.

5.	Plant and Equipment

Plant and equipment consist of the following (in thousands):

ALLIED NEVADA GOLD CORP.

(An Exploration Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

	Depreciable life	March 31, 2008	December 31, 2007
Mine equipment	3 - 10 years	$23,469	$8,730
Buildings and leasehold improvements	3 - 10 years	3,259	3,212
Furniture, fixtures, and office equipment	2 - 3 years	205	172
Vehicles	3 - 5 years	174	135

		27,107	12,249
Less: accumulated depreciation		(11,281)	(11,212)

		$15,826	$1,037

Allied Nevada depreciates its assets using a straight-line basis over the useful lives of the assets. The depreciable base of the assets is determined by reducing the historical acquisition costs by the estimate of salvage values for the assets being depreciated.

6.	Shareholders’ Equity

Parent company’s net investment

Until May 10, 2007, the Company was a wholly owned subsidiary of Vista. Prior to that date, all operating, investing, and financing cash requirements of the Company were still being provided by Vista. As a result of the Arrangement Agreement, Vista’s net investment in Allied Nevada was converted into a common stock investment at the May 10, 2007 historical cost of the net investment of $23.7 million.

Common Stock

The authorized share capital of Allied Nevada consists of 100,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2008, there were 42,974,150 shares of common stock issued and outstanding.

Warrants

The following is a summary of the Company’s stock warrants for the three month period ended March 31, 2008:

		Weighted Average Exercise Price
	Warrants	CDN$	US$
Outstanding on December 31, 2007	3,671,000	$5.75	$5.64
Granted	—	—
Cancelled	—	—
Exercised	—	—

Outstanding March 31, 2008	3,671,000	$5.75	$5.88

Exercise prices for warrants outstanding on December 31, 2007 and March 31, 2008, respectively have been converted into US dollars from the stated Canadian dollar exercise amounts for the dates indicated. Realized exercise prices may vary depending upon the currency conversion rates at the time of exercise.

All outstanding warrants as of March 31, 2007 have a term of two years and will expire on July 16, 2009. These warrants have a provision for accelerating their expiry date as follows: if the closing price of Allied Nevada’s common stock exceeds CDN$11.50 for 20 consecutive trading days at any time on the Toronto Stock Exchange, the Company may, by written notice to the warrant holders, accelerate the expiry time of the warrants to the date which is 30 days from delivery of such notice, following which the warrants will be cancelled.

Description of Allied Nevada 2007 Stock Option Plan and Valuation of Stock Options

On February 7, 2007, the Board of Directors adopted the Allied Nevada 2007 Stock Option Plan (the “2007 Stock Option Plan”), which provides for grants to directors, officers, employees and consultants of Allied Nevada, or its subsidiaries, of options to

ALLIED NEVADA GOLD CORP.

(An Exploration Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

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

On July 27, 2007, the Board of Directors approved an amendment to the 2007 Stock Option Plan to, among other things, increase the number of shares of the Company’s common stock available for grants under the 2007 Stock Option Plan by 1,200,000, for an aggregate of 4,200,000 shares and in April 2008, the board approved an increase in the number of shares available for grant by an additional 1,500,000 shares for an aggregate of 5,700,000 shares. These amendments are subject to approval of stockholders at the Company’s 2008 Annual Meeting. All grants made to date under the 2007 Stock Option Plan have been non-qualified stock options. Grants of incentive stock options under the 2007 Stock Option Plan are contingent on approval of the Plan by the Company’s shareholders, which is expected to be sought at the Company’s first annual meeting of stockholders anticipated to be held in 2008.

Information relating to the 2007 Stock Option Plan for the three months ended March 31, 2008 is presented in the table below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding on December 31, 2007	2,815,000	$4.34
Granted	110,000	5.66
Canceled	—
Exercised	—

Outstanding on March 31, 2008	2,925,000	$4.39	9.1	2,232

Exercisable on March 31, 2008	45,000	$4.35	9.3	36

At March 31, 2008, there was approximately $5.2 million of unrecognized stock compensation cost relating to outstanding unvested options. No options vested in the three month period ended March 31, 2008.

The exercise price of the 2008 option grants was equal to the closing price of the Company’s common stock on the American Stock Exchange on the grant date pursuant to the terms of the 2007 Stock Option Plan. All options granted under the 2007 Stock Option Plan in 2008 were five year non-qualified options and will vest in equal one-third installments over three years, until fully vested on the third anniversary of the grant date.

A binomial option pricing model was used to determine the value of the options granted in 2008 pursuant to the terms of the 2007 Stock Option Plan. The options were valued based upon an assumption of suboptimal exercise of the options will occur when the market price reaches twice the exercise price and on the following assumptions:

Three Months Ended March 31, 2008
Contractual term	5 years
Dividend yield	0.00%
Risk-free interest rate	2.61 – 3.28%
Volatility	50.00%
Estimated annual forfeiture rate	3.00%

The total value of the options granted during the three months ended March 31, 2008 was $0.7 million and will be expensed over the requisite service periods. During the three month period ended March 31, 2008, the Company recognized compensation expense of $0.5 million for the options granted pursuant to the 2007 Stock Option Plan.

ALLIED NEVADA GOLD CORP.

(An Exploration Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

Description of Special Stock Option Plan

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

The following is a summary of the Company’s Special Options outstanding at March 31, 2007 and changes during the year:

	Number of Special Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on December 31, 2007	427,670	$2.98
Granted	—	—
Canceled	—	—
Exercised	(16,706)	2.09

Outstanding on March 31, 2008	410,964	$3.06	2.2

Exercisable on March 31, 2008	397,600	$2.99	2.1

Exercise prices for warrants outstanding on December 31, 2007 and March 31, 2008, respectively have been converted into US dollars from the stated Canadian dollar exercise amounts for the dates indicated. Realized exercise prices may vary depending upon the currency conversion rates at the time of the exercise.

Description of Restricted Share Plan

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

The maximum number of shares of common stock issuable under the RSU Plan is currently set at 1,200,000. The Company granted 300,000 RSUs to Robert Buchan with a grant date of July 3, 2007, in connection with Mr. Buchan’s appointment as Executive Chairman of the Company. The total value of the units granted was $1.3 million and will be expensed over the requisite service period of three years. The units will vest annually on the anniversary of the grant date at a rate of one third of the total granted. The total compensation expense recognized under the RSU Plan for the three months ended March 31, 2008 was $0.1 million. If the stockholders do not approve the RSU Plan, Mr. Buchan will receive alternative rights to acquire 300,000 shares of Allied Nevada common stock purchased in the market by Allied Nevada through a trustee with vesting terms and other terms equivalent to his RSUs.

ALLIED NEVADA GOLD CORP.

(An Exploration Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

Preferred stock

The authorized share capital of Allied Nevada includes 10 million shares of undesignated preferred stock with a par value of $0.001 per share. As of March 31, 2008 there were no shares of preferred stock issued or outstanding.

7.	Reclamation and Remediation Obligations and Premium Costs

Asset retirement obligations arise from the acquisition, development, construction and normal operation of mining property, plant and equipment, due to government controls and regulations that protect the environment on the closure and reclamation of mining properties. Changes in the reclamation and remediation obligations for the three month period ended March 31, 2008 and 2007 are presented below (in thousands):

	Three Month Period Ended March 31,
	2008	2007
Beginning of year	$5,300	$4,663
Accretion expense	100	—

End of period	$5,400	$4,663
Less: current portion	(133)	—

Noncurrent balance	$5,267	$4,663

In 2003, Hycroft Resources and Development, Inc. (“Hycroft”) entered into an insurance-backed financial assurance program including a mine reclamation policy and a pollution legal liability policy for the Hycroft mine. As part of the policy, Hycroft paid an insurance premium and put funds in a commutation account used to reimburse reclamation costs and indemnity claims paid by Hycroft (Note 3). The insurance policy covers reclamation costs in the event Hycroft defaults on payment of its reclamation costs up to an aggregate of $12.0 million. The insurance premium is being amortized over 14 years and the unamortized reclamation premium cost balance at March 31, 2008 and 2007 was $1.2 million and $1.3 million, respectively.

8.	Supplemental Balance Sheet Disclosure

The following table summarizes the balance sheet items that represent greater than 5% of total current assets and total current liabilities (in thousands):

	March 31, 2008	December 31, 2007
Prepaids and other
Deferred loan costs	$1,708	$—
Offering costs	624	285
Other prepaids and deposits	603	783

Total prepaids and other current assets	$2,935	$1,068

Accrued liabilities and other
Accrued compensation	$638	$360
Accrued directors fees	—	111

Total accrued liabilities and other	$638	$471

9.	Income Taxes

For the three month period ended March 31, 2008 and 2007, the Company’s effective tax rate was 0%. No income tax benefit was recorded as the Company has set up a valuation allowance for the full amount of the future income tax asset created by the losses that may be carried forward. This valuation allowance is the primary difference between the benefit that would be recorded at the effective U.S. statutory rate and the amount included in these statements.

ALLIED NEVADA GOLD CORP.

(An Exploration Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

10.	Related Party Transactions

Sierra Partners Consulting Agreement

On January 28, 2008, Allied Nevada amended its Investor Relations Services Agreement with Sierra Partners II LLC (“Sierra”) to assist the Company with its investor relations program and to provide consulting and advisory services regarding the North American investor market. Under terms of the amended agreement, Sierra will receive a monthly retainer of $5,000 and reimbursement of reasonable out of pocket fees and expenses. The amended agreement will expire on December 31, 2008. W. Durand Eppler, an Allied Nevada director, currently serves as President of, and is a partner of, Sierra and, as a result, will benefit from this transaction to the extent of his interest in Sierra. Allied Nevada has paid Sierra $10,000 for the three month period ended March 31, 2008. At March 31, 2008, Accounts Payable included approximately $22,000 due to Sierra.

Provision of Legal Services

Cameron Mingay, an Allied Nevada director who was appointed in March 2007, is a partner at Cassels Brock & Blackwell LLP (Cassels Brock) of Toronto, Ontario, Canada, which since June 2007 has served as outside counsel to Allied Nevada in connection with Canadian corporate and securities law matters. Allied Nevada has paid Cassels Brock approximately $19,000 for legal services rendered for the three month period ended March 31, 2008. At March 31, 2008, Accounts Payable included approximately $246,000 due to Cassels Brock.

Credit Agreement

As described in Note 2, on March 17, 2008 a subsidiary of the Company entered into a Credit Agreement with Ionic Capital Corp. (Ionic), which allows the subsidiary to borrow up to CDN$ 27.0 million. Robert Buchan, Executive Chairman of Allied Nevada’s Board of Directors, as disclosed to the Board of Directors, is a participant in the Credit Facility. Allied Nevada paid $41,996 to Ionic for interest on the Credit Agreement and approximately $1.7 million for a standby and structuring fee, a drawdown fee, and other loan related costs for the three months ended March 31, 2008.

11.	Loss Per Share

As discussed in Note 1, the Company commenced operations as an independent newly formed and publicly held entity on May 10, 2007. Accordingly, basic and fully diluted net loss per common share is not presented for periods prior to May 10, 2007.

For the three month period ended March 31, 2008, there were 3,671,000 warrants outstanding, 2,925,000 options granted under the Allied Nevada Stock Option Plan outstanding, 410,964 options granted under the Allied Nevada Special Stock Option plan outstanding, and 300,000 restricted share units outstanding that were not included in diluted loss per share because inclusion would have been anti-dilutive.

12.	Subsequent Events

Public Offering and Exercise of Over-Allotment Option

On April 8, 2008, Allied Nevada completed a public offering of its common stock. The Company sold and issued 12,500,000 common shares and received total gross proceeds of CDN$ 65.6 million or approximately $64.6 million based upon the U.S./Canadian dollar exchange rate on the closing date. On April 18, 2008, Allied Nevada sold and issued an additional 1,875,000 common shares and received total gross proceeds of CDN$ 9.8 million or approximately $9.8 million based upon U.S./Canadian exchange rate on the closing date pursuant to an over-allotment option exercised by the Company’s underwriters. Aggregate net cash proceeds from the common shares issued pursuant to the public offering and exercise of over-allotment option were approximately $69.0 million. Officers and directors of Allied Nevada subscribed for an aggregate of CDN$ 2,808,750 as follows:

		Shares	CDN$
Buchan Family Foundation(1)		500,000	2,625,000
Scott Caldwell	President, Chief Executive Officer, and Director	25,000	131,250
Hal Kirby	Vice President and Chief Financial Officer	10,000	52,500

		535,000	2,808,750

(1)	Robert Buchan, Executive Chairman – is an officer and director of the Buchan Family Foundation.

Return of Exploration Properties Under Royalty Agreement

On April 15, 2008 Allied Nevada was informed by one of its joint venture partners that it was exercising a contractual right to terminate royalty agreements on nine properties and would be returning the exploration rights to Allied Nevada. These mineral properties are recorded in “Mineral properties and development costs” and have financial reporting cost basis of $4.3 million. Management is currently evaluating the financial statement impact of the above event.

Sale of Mineral Interest Property

In March 2008, Allied Nevada accepted an offer to sell its 50% interest in the Hamilton-Treasure Hill mineral property consisting of 106 patented and 112 unpatented mining claims for $1.0 million. Under terms of the agreement, Allied Nevada retained a NSR of 1%, which is subject to a buyout for a payment of $0.5 million in the first 24 months from closing escalating thereafter to a maximum of $3.0 million. The above sale closed in April 2008.

Approval of Reclamation Cost Estimate

On April 29, 2008, we received a notification from the Bureau of Land Management (BLM) of an acceptable total reclamation cost estimate of $14.3 million to resume mining operations at the Hycroft Brimstone Open Pit Mine. This notification will require the Company to provide an additional $6.8 million of security in the form of a performance bond or other acceptable financial guarantee to the BLM. After a statutory adjudication period to approve the form of the financial guarantee, the Company may resume mining operations.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Allied Nevada Gold Corp. (“Allied Nevada”) for the three month period ended March 31, 2008 has been prepared based on information available to us as of May 7, 2008. This MD&A should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2007 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Results of Operations

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Allied Nevada had a consolidated net loss for the three month period ended March 31, 2008, of $6,870,000 compared to a consolidated net loss of $313,000 for the same period in 2007. The increase in the consolidated net loss of $6,557,000 is largely due to an increase of $4,638,000 in exploration, property evaluation and holding costs, an increase of $1,572,000 in corporate administration and investor relations costs and a decrease of $147,000 in net interest income.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased to $4,899,000 in the three month period ended March 31, 2008, as compared with $261,000 for the same period in 2007. The principal variances from the 2007 period are as follows:

•

We have expensed $3,625,000 of costs related to exploration activities at the Hycroft Mine. These expenses were primarily related to drilling and assaying costs. During the three month period ended March 31, 2008, about 140 drill holes were completed for a total of approximately 80,000 feet drilled. The objective of the drilling program was to confirm and expand the existing oxide gold reserves and to test the economic viability of the sulfide gold and silver mineralization on the Hycroft property. Most of the drill holes encountered both oxide and sulfide mineralization.

There was no comparable work undertaken in 2007.

•

After completion of the Arrangement pursuant to the Arrangement Agreement on May 10, 2007, Allied Nevada began operating as an independent company and employed its own exploration geologists in the corporate office. For the three month period ended March 31, 2008, the costs of these exploration salaries, benefits and travel expenses were $207,000. In the same period of 2007, we were allocated a portion of the Vista corporate expenses under the application of the continuity of interests method of accounting, which totaled $6,000.

•

The cost of maintaining the Hycroft Mine site on care and maintenance was $492,000 higher for the three months ended March 31, 2008 when compared to the same period of 2007. Higher care and maintenance costs were incurred during the first quarter of 2008 as we continue maintenance activities to ensure that the property could operate in view of our recent decision to reactivate the mine.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $1,882,000 in the three months ended March 31, 2008, compared to $310,000 for the same period in 2007. The increase of $1,572,000 for the 2008 period can be attributed to a number of factors:

•

In the three months ended March 31, 2008, we were not allocated any of Vista’s general and administrative (“G&A”) expenses, while in same period of 2007, substantially all of the G&A expenses for the same period in 2006 were allocated from Vista.

•

In order to maintain the stock listings of Allied Nevada on the Toronto and American Stock Exchanges, for the three months ended March 31, 2008 listing fees, investor relations fees, and shareholder communication costs have amounted to $138,000. There were no comparable direct stock listing fees, investor relation fees, and shareholder communication costs in the same period of 2007.

•

In the three months ended March 31, 2008, we recognized stock-based compensation expense of $623,000 from the Allied Nevada Stock Option Plan, resulting from grants of options to purchase shares of common stock as well as a grant of 300,000 Restricted Share Units pursuant to the Allied Nevada Restricted Share Plan. There were no stock-based compensation expenses from either the Allied Nevada Stock Option Plan or the Allied Nevada Restricted Share Plan for the same period in 2007. Vista’s stock based compensation allocations to us, which are described above and included in the above allocated expenses, were $41,000 in the same period of 2007.

•

In the three months ended March 31, 2008, we incurred $1,121,000 of other direct G&A expenses, including $603,000 for compensation, benefits, and related employee costs, $222,000 for legal, accounting, and other consulting fees, $114,000 for director fees and expenses, and $182,000 for other expenses including insurance, office rental, and other miscellaneous costs.

Depreciation and amortization

In the three months ended March 31, 2008, depreciation and amortization expense was $103,000 compared to $49,000 in the same period of 2007, substantially all of the increase was attributable to the depreciation of capital assets acquired between May 10, 2007 and March 31, 2008.

Asset retirement obligation and closure costs

Allied Nevada recorded accretion expense of $100,000 in the three months ended March 31, 2008 compared to no charge in the same period of 2007. The accretion expense in the three months ended March 31, 2007 was based on a risk-free credit adjusted rate of 7.5%.

Other income and expense

Interest income and interest expense

Allied Nevada earned $175,000 in interest income in the three months ended March 31, 2008 compared to $245,000 for the same period in 2007. The decrease of $70,000 is attributable to an increase in interest earned on our liquid savings accounts of $129,000 net of a decrease in interest earned on the Hycroft Mine restricted cash account of $18,000, which was offset by a reduction of $181,000 in the allocation of interest income from Vista. The increase in interest earned on the liquid savings account is attributable to higher cash balances available to be invested and the decrease in interest earned on the Hycroft Mine restricted cash account is due to lower interest rates during the 2008 period as compared to the same period in 2007.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Cash used in operations was $3,241,000 in the three month period ended March 31, 2008, compared to $179,000 in the same period of 2007. The increase in cash used in operating activities of $3,062,000 for the three month period ended March 31, 2008 is primarily attributable to the increase in the consolidated net loss of $6, 557,000 for the three months ended March 31, 2008, which increased cash used in operations. As discussed in prior sections, this increased net loss is primarily the result of the increase in exploration costs and G&A costs partially offset by an increase of $2,856,000 in trade accounts payable and $623,000 of non-cash stock compensation expense from the Company’s stock option and restricted share plans.

Investing activities

Net cash flows used in investing activities in the three month period ended March 31, 2008 increased to $16,596,000 from $54,000 in the same period of 2007. The increase of $16,542,000 for the 2008 period resulted from the following factors:

•

In the three months ended March 31, 2008, we acquired $14.9 million of capital items consisting mainly of a used mining fleet and critical capital spares. We expect to incur approximately $2.5 million of additional capital costs relating to disassembly, transportation, and reassembly costs in moving the above mining fleet from Utah to Nevada.

•

In the three months ended March 31, 2008, we incurred $2.2 million in development costs attributed to the proven and probable reserves at the Hycroft mine. This was partially offset by $0.5 million in cost recoveries on other properties for a net increase in mineral properties of $1.7 million.

Financing activities

The net cash provided by financing activities was $8.0 million in the three months ended March 31, 2008 compared to $316,000 in the same period of 2007. The $7.7 million increase in cash provided by financing activities was primarily the result of a subsidiary of the Company entering into a Credit Agreement with Ionic Capital Corp. (“Ionic”), which allows the subsidiary to borrow up to CDN$ 27.0 million. Borrowings on the Credit Agreement totaled approximately $9.7 million (CDN$ 10.0 million) for the three month period ended March 31, 2008. Deferred loan costs consisting of a standby fee, draw down fee, structuring fee, and legal costs totaled $1.7 million.

Liquidity and Capital Resources

At March 31, 2008, our total assets increased to $113.0 million from $106.5 million at December 31, 2007. Most of the increase in total was attributable to the net borrowings under the Ionic Credit Agreement.

At March 31, 2008, we had a working capital deficit of $2.9 million compared to working capital of $19.7 million at December 31, 2007, representing a decrease of $22.3 million. This decrease is primarily attributable to the $11.8 million decrease in cash discussed above combined with the addition of the $9.7 million Ionic term loan, which because it is due in March 2009 is classified as a current liability.

At March 31, 2008, we had cash and cash equivalents totaling $8.3 million. All cash equivalents were short-term investments in United States Government marketable securities. There is no exposure in asset-backed commercial paper.

On April 8, 2008, Allied Nevada completed a public offering of its common stock. The Company sold and issued 12,500,000 common shares and received total gross proceeds of CDN$ 65.6 million or approximately $64.6 million based upon the U.S./Canadian dollar exchange rate on the closing date. On April 18, 2008, Allied Nevada sold and issued an additional 1,875,000 common shares and received total gross proceeds of CDN$ 9.8 million or approximately $9.8 million based upon U.S./Canadian exchange rate on the closing date pursuant to an over-allotment option exercised by the Company’s underwriters. Aggregate net cash proceeds from the common shares issued pursuant to the public offering and exercise of over-allotment option were approximately $69.0 million. We anticipate using most of the net proceeds for activities in connection with our proposed reactivation of the Hycroft Brimstone Open Pit Mine. We expect that we would use the majority of any remaining proceeds for our Hycroft exploration drilling program which includes a program to confirm and expand the oxide reserves as well as testing the economic viability of the sulfide gold and silver mineralization on the Hycroft property. Pending application of the net proceeds, we will invest the net proceeds in short-term, investment-grade, interest-bearing securities.

Off-Balance sheet arrangements

Allied Nevada has no off-balance sheet arrangements.

Contractual obligations

In April 2008, the Company agreed to have Kamatsu Equipment Co. transport the purchased Lisbon Valley mining fleet to the Hycroft mine site. The move will entail disassembly of the haul trucks and loaders, freight to the site, and reassembly of the equipment upon arrival. The smaller pieces including dozers, drills, and excavators will be moved in one piece. The relocation of the mining fleet is estimated to be completed within 6-8 weeks with an estimated cost of $2.5 million.

Planned Reactivation of Hycroft Mine

On September 11, 2007, the Board of Directors approved the reactivation of the Hycroft Mine. The Hycroft reactivation project involves reopening the Brimstone oxide open pit mine, which had been in production from 1994 until 1998 when the entire Hycroft Mine was closed and put on care and maintenance due to low gold prices.

While in production the Brimstone deposit contributed 175,000 ounces of gold production to the Hycroft total production of approximately 1 million ounces of gold. Once reactivated, the Brimstone Mine is expected to produce 375,000 ounces of gold over the next five years. Virtually all of the capital funds will be spent in 2008, with a target of achieving production in the fourth quarter of 2008. The critical constraints to achieve the gold production schedule include the timing of reclamation bond approval, the availability to complete the pre-stripping, and the availability of a contractor to construct the leach pad. Allied Nevada has scheduled these activities to begin in April 2008, but it is possible that these activities can be completed sooner resulting in an earlier start of gold production.

Upon completion of the oxide developmental drill program we will focus on our deep drilling program which is designed to validate the overall extent of the sulfide system to depth, thereby allowing Allied Nevada to design a detailed drill program in order to define the size, continuity and economic value of the mineralization. Minable reserves will be updated incorporating the results of the sulfide and oxide drill results to aid in optimizing the existing mine plan by the second quarter of 2008.

Outlook

The Company intends to evaluate the mineral potential of several of the land positions in our portfolio during 2008. These activities include but are not limited to the following:

•	Activities in connection with the planned reactivation of the Hycroft Mine, as approved by the Board of Directors in September 2007. Development plans for the remainder of the year include:

•	Complete bond cost calculation and post bond for the planned mining disturbance.

•	Review and repair site electrical system.

•	Hire key site managers

•	Complete phase one of the refinery design including general layout drawing and equipment selection.

•	Complete phase design of pad construction and detailed engineering cost estimate.

•	Continue mine equipment selection and procurement.

•	Continue repairs on site infrastructure.

•	Interpret geophysical anomalies and identify future exploration targets.

•	Complete oxide reserve development drilling program.

•	Continue the deep sulfide gold and silver resource development program.

•	Initiate exploration field work to develop drill targets on the priority projects for the second and third quarter.

•	Continue to expand infrastructure required to operate as a publicly traded company. The activities planned for the remainder of the year are as follows:

•	Complete staffing requirements at the head office and the Hycroft Property. Total number of employees is estimated to be approximately 140 by year-end.

•	Continue the development of those business systems required to operate in an efficient manner. These systems included accounting, finance and land monitor systems.

•	Refine those systems required to manage the Human Resource function in an efficient manner.

Critical Accounting Policies and Estimates

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and follow the same accounting policies and methods of their application as the most recent annual financial statements. See Management’s Discussion and Analysis and the financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of our critical accounting policies and estimates

Recent Accounting Pronouncements

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

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entities derivative and hedging activities. SFAS 161 is effective for the Company as of January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on the consolidated financial position, results of operations, and disclosures.

Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report constitute “forward-looking statements”. All statements, other than statements of historical facts, included herein and in press releases and public statements by our officers or representatives, that address activities, events or developments that management of Allied Nevada expects or anticipates will or may occur in the future, are forward-looking statements, including but not limited to such things as future business strategy, plans and goals, competitive strengths, expansion and growth of our business, plans for reactivation of the Hycroft Mine including anticipated scheduling and production estimates, as well as estimated capital and other costs, technical risks associated with the Hycroft reactivation project, timing of reclamation bond approval, the availability of outside contractors, and availability of a contractor to construct the leach pad, results of exploration drilling programs currently underway at Hycroft, current estimates of gold oxide mineralized material, potential for upgrading and expanding oxide gold mineralized material and extension of life of the oxide project, results of evaluation of underlying sulfide mineralization at Hycroft, future gold prices, availability and timing of capital for financing the planned reactivation of the Hycroft Mine, anticipated cash flows if production is resumed, estimated completion dates, estimated exploration expenditures, operations, proven or probable reserves, mineralized material, current working capital, cash operating costs, and statements made concerning anticipated effects of the Arrangement.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe” “target”, “budget”, “may”, “schedule” and similar words or expressions identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements, including anticipated scheduling and production estimates in connection with our proposed reactivation of the Hycroft Mine and anticipated consequences of the Arrangement, to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. The anticipated timing and cost of reactivation of the Hycroft Mine as well as the expected production from the mine are based on the following assumptions: Capital cost estimates are based on current cost estimates (July 2007) of construction and mining costs. These estimates were developed by independent consultants and Allied personnel. Production estimates are based upon the actual gold recovery achieved on Brimstone ores. Ore tonnage estimates and gold grades are based on the mine plans and production schedules developed by an independent consultant. Although our management believes that its expectations are based on reasonable assumptions, we can give no assurance that these expectations will prove correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among others:

•	Business-related risks including:

•	Risks related to our lack of operating history;

•	Risks relating to the planned reactivation of the Hycroft Mine including:

•	uncertainties relating to obtaining approvals and permits from governmental regulatory authorities including timing of required reclamation bond approval

•	risks of delays in completion of construction;

•	risks relating to availability of a contractor to construct the leach pad;

•	risks of shortages of equipment or supplies; and

•	risks of inability to achieve anticipated production volume or manage cost increases;

•	Risks that our acquisition, exploration and evaluation activities will not be commercially successful;

•	Risks relating to fluctuations in the price of gold;

•	The inherently hazardous nature of mining activities;

•	Uncertainties concerning estimates of reserves and mineralized material;

•	Uncertainty of being able to raise capital on favorable terms or at all;

•	Risks relating to intense competition within the mining industry;

•	Our dependence on outside sources to place mineral properties into production;

•	Potential effects on our operations of U.S. federal and state governmental regulation, including environmental regulation and permitting requirements;

•	Risks of significant cost increases;

•	Uncertainties concerning availability of equipment and supplies;

•	Risks relating to our dependence on third parties that are responsible for exploration and development on some of our properties;

•	Risks that we may lose key personnel or fail to attract and retain personnel;

•	Risks that we may experience difficulty in managing our growth;

•	Potential challenges to title in our mineral properties; and

•	Risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval.

•	Risks related to our common stock, including:

•	Potential volatility in the trading price of our common stock;

•	Risks inherent in accurately valuing our common stock; and

•	Potential adverse effect of future sales of our common stock on the trading price of our common stock.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements, please see those factors discussed in this Form 10-Q and other filings with the SEC. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that our forward-looking statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The gold price fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $836 by December 31, 2007 and was $851 on May 1, 2008. The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

We are exposed to risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar. As described in Note 2 to the Condensed Consolidated Financial Statements, in March 2008 a subsidiary of the Company entered into a Credit Agreement denominated in Canadian dollars. At March 31, 2008, borrowings on the Credit Agreement totaled approximately $9.7 million (CDN$ 10.0 million) and must be repaid by March 2009. Interest rates on borrowings are at a fixed rate of 12 percent per annum compounded and payable monthly. Borrowings under the Credit Agreement are translated into U.S. dollars at the closing exchange as of the relevant balance sheet date. Adjustments resulting from the translation of borrowings under the Credit Agreement are recorded in our income statement. If the Canadian dollar were to appreciate 1% against the U.S. dollar, the impact would be a decrease of approximately $0.1 million in our net income. Interest on borrowings is translated at the average exchange rates for each relevant period. Although interest expense on the Credit Agreement is subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our financial condition or results of operations.

As described in Note 12 to the Condensed Consolidated Financial Statements, the Company received gross proceeds of approximately CDN$ 75.4 million resulting from a completed public offering of its common stock and plans to retain a minimum of approximately CDN$ 10.0 million in cash and short-term Canadian dollar denominated investments, which the Company believes would reduce its exposure to foreign exchange movements because gains and losses on Canadian dollar assets would offset losses and gains on the above Canadian dollar liability.

We do not have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 4.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this Form 10-Q before deciding to invest or to continue holding your investment in our common stock. The risks described below are not the only ones facing us or otherwise associated with an investment in our common stock. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our business. We have attempted to identify the major factors under the heading “Risk Factors” that could cause differences between actual and planned or expected results, and we have included these material risk factors. If any of the following risks actually happen, our business, financial condition and operating results could be materially adversely affected. In this case, the trading price of our common stock could decline, and you could lose part or all of your investment. See “Forward-Looking Statements” above.

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

Completion of the reactivation of our Hycroft Mine is subject to various factors, including the availability and performance of our engineering and construction contractors, suppliers and consultants and receipt of required governmental approvals. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or delay or failure to receive required governmental approvals, could delay or prevent the reactivation of the Hycroft Mine as currently planned. There can be no assurance:

•	when or whether the Hycroft Mine will be reactivated and start-up will re-commence;

•	that amount of funds we have recently raised will be sufficient to finance reactivation and development activities;

•	that available personnel and equipment will be available to us to complete the mining of overburden;

•	that we will timely obtain necessary reclamation bond approvals;

•	whether the resulting operations will achieve the anticipated production volume; or

•	that the reactivation costs and ongoing operating costs associated with the development of the Hycroft Mine will not be higher than anticipated.

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

Although we believe that we have obtained sufficient funds to complete the reactivation of the Hycroft Mine we cannot provide assurance of this. Furthermore, if the actual cost to complete the project is significantly higher than currently expected, there can be no assurance that we will have sufficient funds to cover these costs or that we will be able to obtain alternative sources of financing to cover these costs. Unexpected cost increases, reduced gold prices or the failure to obtain necessary additional financing on acceptable terms to complete the reactivation of the Hycroft Mine on a timely basis, or to achieve anticipated production capacity, could have a material adverse effect on our future results of operations, financial condition and cash flows.

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

The exploration and development of our development properties, specifically our planned reactivation of the Hycroft Mine and other construction of mining facilities and commencement of mining operations, will require significant capital investment to achieve commercial production. We may have to raise additional funds from external sources in order to reactivate the Hycroft Mine, maintain and advance our existing property positions and to acquire new gold projects. There can be no assurance that additional financing will be available at all or on acceptable terms and, if additional financing is not available to us, we may have to substantially reduce or cease operations.

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

In connection with the planned reactivation of our Hycroft Mine, important requirements for us to achieve gold production as currently scheduled include the availability of experienced personnel or the availability of additional mining equipment and vehicles to complete the mining of overburden. There can be no assurance that above resources will be available to us on a timely basis or on terms acceptable to our management. If we are unable to secure such resources, our development and growth could be significantly curtailed.

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

We commenced operations on May 10, 2007 as an independent entity and are establishing operating procedures for evaluating, acquiring and developing properties, and negotiating, establishing and maintaining strategic relationships. Our ability to manage our growth, if any, will require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage growth effectively, our business and financial condition would be materially harmed. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources.

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

Carl and Janet Pescio own approximately 16.2% of the issued and outstanding shares of Allied Nevada. In addition to being a major stockholder, Mr. Pescio is a director of Allied Nevada. Because of the Pescios’ major shareholding and Mr. Pescio’s position on the Allied Nevada Board, the Pescios could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us or entrenching our management or the board of directors, which could conflict with the interests of our other stockholders and, consequently, could adversely affect the market price of our common stock.

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

Future sales of substantial amounts of our common stock or equity-related securities in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. As of May 5, 2008, 57,349,150 shares of our common stock were outstanding, of which 25,403,207 were issued to Vista shareholders pursuant to the Arrangement in reliance on the exemption from registration under the Securities Act pursuant to Section 3(a)(10) thereof and are freely transferable by persons other than affiliates of Allied Nevada or Vista without restriction or registration under the Securities Act and 1,529,848 shares were retained by Vista to facilitate payment of taxes by Vista. As well, 12,000,000 shares were issued to the Pescios who subsequently transferred an aggregate of 2,700,000 of those shares to two transferees. The Allied Nevada shares held by the Pescios and their transferees are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including an exemption contained in Rule 144 under the Securities Act. We were obligated to register 35% of these shares, or 4,200,000, for resale and accordingly filed with the SEC a registration statement on Form S-1 to register those shares for resale. The registration statement was declared effective by the SEC on August 7, 2007. With that registration statement we also registered for resale 3,696,000 shares of common stock that we issued in July 2007 as part of a private placement of 3,696,000 units, each comprised of one share of common stock and one common share purchase warrant. We also agreed to register for resale the shares issuable on warrant exercise at a later date and we also plan to register for resale an aggregate of 229,700 shares underlying the finder warrants we issued as partial compensation to one of the finders in the transaction. In April 2008, we completed a public offering and issued an aggregate of 14,375,000 shares of common stock. We cannot predict the effect, if any, that future sales of our common stock, or the availability of our shares for future sale, will have on the trading price of our common stock.

Allied Nevada may be considered a “foreign investment entity” which may have adverse Canadian tax consequences for its Canadian investors.

Bill C-10 which received second reading in the Canadian Senate on December 4, 2007, contains provisions that relate to the income tax treatment of investments by Canadian residents in non-resident entities that constitute “foreign investment entities” (“FIEs”) applicable for taxation years commencing after 2006 (the “FIE Proposals”). The FIE Proposals are discussed in more detail under the heading “Certain Canadian Federal Income Tax Considerations”. The FIE Proposals are exceedingly complex and their application is not clear in certain circumstances. In general terms, the FIE Proposals would apply to require a holder that holds a “participating interest” (that is not an “exempt interest”) in a FIE to include in income for each taxation year an amount of income or gains computed in accordance with the FIE Proposals, regardless of whether the holder actually receives any income or realizes any gains. For purposes of the FIE Proposals, the Allied Nevada shares would constitute a “participating interest” in the Company.

If the Company is a FIE, a holder of an Allied Nevada share, unless the share is an “exempt interest” to such holder, would be required to include in income for that year an amount determined, in general terms, by applying a prescribed interest rate to the holder’s “designated cost” of the Allied Nevada share at the end of each month ending in the holder’s taxation year, unless the holder makes a valid election to use either the “mark-to-market” method or the “accrual” method. In certain limited circumstances, where a holder of Allied Nevada shares makes a valid election to use the “market-to-market” method, such holder will be required to include in income for that year any gains or losses accrued on the Allied Nevada shares for the year. Where a holder of Allied Nevada shares makes a valid election to use the “accrual” method, such holder will be required to include in income for that year the holder’s proportionate share of Allied Nevada’s income (or loss) for the year calculated using Canadian tax rules. The holder must include in income the amount so determined notwithstanding that the holder may not have received any corresponding cash distribution from the Company. A prospective holder of Allied Nevada shares should consult their own tax advisors with respect to the tax consequences of the FIE Proposals to such holder. To the extent that changes are made to the specific legislation finally implementing the FIE Proposals such changes could result in the Canadian federal income tax considerations described herein being materially different in certain respects.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1 (1)	Employment Agreement, dated as of January 11, 2008, by and between Allied Nevada Gold Corp. and Scott A. Caldwell

10.2 (1)	Employment Agreement, dated as of January 11, 2008, by and between Allied Nevada Gold Corp. and Hal Kirby

10.3 (1)	Employment Agreement, dated as of January 11, 2008, by and between Allied Nevada Gold Corp. and Mike Doyle

10.4 (1)	Employment Agreement, dated as of January 11, 2008, by and between Allied Nevada Gold Corp. and Rick H. Russell

10.5 (2)	Equipment Purchase Agreement and Bill of Sale

10.6 (3)	Credit Agreement

10.7 (4)	Amendment to Investor Relations Services Agreement by and between Allied Nevada Gold Corp. and Sierra Partners II LLC, dated January 29, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed January 15, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 25, 2008.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 26, 2008.
(4)	Incorporated by reference to the Company’s Amendment No. 1 to Form S-1 filed March 7, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED NEVADA GOLD CORP. (Registrant)

Date: May 9, 2008	By:	/s/ Scott A. Caldwell
Scott A. Caldwell
President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ Hal D. Kirby
Hal D. Kirby
Vice President and Chief Financial Officer