Form 10-Q
period 2008-06-30
Allied Nevada Gold Corp
filed 2008-08-12
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-33119

ALLIED NEVADA GOLD CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	20-5597115
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9600 Prototype Court Reno, NV	89521
(Address of principal executive offices)	(Zip Code)

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

57,349,150 shares of Common Stock, $0.001 par value, outstanding at August 6, 2008

ALLIED NEVADA GOLD CORP.

(A Development Stage Enterprise)

FORM 10-Q

For the Quarter Ended June 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIED NEVADA GOLD CORP. (A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	(Unaudited) June 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$51,561	$20,105
Supplies inventory	852	147
Prepaids and other	1,572	1,068

Current assets	53,985	21,320
Restricted cash - Note 4	12,498	5,586
Mineral properties and development costs - Note 5	77,176	76,394
Plant and equipment, net - Note 6	23,357	1,037
Reclamation premium and asset retirement cost asset - Note 8	2,118	2,177

Total assets	$169,134	$106,514

Liabilities:
Accounts payable	$6,447	$964
Capital lease obligations, current portion - Note 13	377	11
Accrued liabilities and other	522	471
Asset retirement obligation, current portion - Note 8	133	133

Current liabilities	7,479	1,579

Capital lease obligations, noncurrent portion - Note 13	1,799	12
Asset retirement obligation and closure costs - Note 8	5,369	5,167

Total liabilities	14,647	6,758

Shareholders’ Equity:
Common stock - Note 7	57	43
Additional paid-in capital	193,348	121,904
Deficit accumulated during the exploration and development stages	(38,918)	(22,191)

Total shareholders’ equity	154,487	99,756

Total liabilities and shareholders’ equity	$169,134	$106,514

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP. (A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

(US dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative During Exploration and Development Stages
	2008	2007	2008	2007
Operating expenses:
Property evaluation and holding costs	$5,582	$608	$10,482	$868	$24,902
Start up costs	292	—	292	—	292
Corporate administration and investor relations	2,877	1,235	4,759	1,545	12,521
Impairment of mineral properties - Note 5	432	—	432	—	1,110
Depreciation	92	50	166	99	1,263
Asset retirement obligation and closure costs	132	44	261	44	1,532

Total costs and expenses	9,407	1,937	16,392	2,556	41,620

Other income (expense):
Interest income	373	161	548	405	2,371
Interest expense	(1,146)	—	(1,223)	—	(1,234)
Other income	322	—	340	61	540
Income earned during exploration stage	—	—	—	—	1,025

Total other income	(451)	161	(335)	466	2,702

Net loss	$(9,858)	$(1,776)	$(16,727)	$(2,090)	$(38,918)

Weighted average number of shares outstanding	56,037,337	22,062,065	49,503,024	11,031,032

Basic and diluted loss per share	$(0.18)	$(0.08)	$(0.34)	$(0.19)

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP. (A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(US dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative During Exploration and Development Stages
	2008	2007	2008	2007
Cash flows from operating activities:
Net loss for the period	$(9,858)	$(1,776)	$(16,727)	$(2,090)	$(38,918)
Adjustments to reconcile net loss for the period to net cash used in operating activities
Impairment of mineral interests	432	—	432	—	1,110
Depreciation and amortization	122	50	225	99	1,301
Amortization of deferred loan costs	1,133	—	1,167	—	1,642
Accretion of retirement obligation and closure costs	102	74	202	103	1,479
Foreign currency loss	329	—	313	—	313
Gain on disposal of assets	(196)	—	(196)	—	(241)
Allocated expenses from Parent company	—	14	—	87	2,691
Stock based compensation	1,551	—	2,174	—	3,424

Change in operating assets and liabilities:
Accounts receivable	—	(148)	—	(129)	179
Supplies inventory	(746)	(224)	(825)	(228)	(789)
Prepaids and other	238	—	78	—	(984)
Accounts payable	2,628	97	5,484	107	6,345
Accrued liabilities and other	(116)	411	51	369	381

Net cash used in operating activities	(4,381)	(1,502)	(7,622)	(1,682)	(22,067)

Cash flows from investing activities:
Restricted cash - Note 3	(6,866)	(66)	(6,912)	(130)	(12,498)
Additions to mineral properties, net of cost recoveries	(674)	205	(2,361)	216	(877)
Acquisition of mineral properties	(5)	(15,000)	(5)	(15,000)	(20,330)
Additions of plant and equipment	(4,965)	(99)	(19,828)	(102)	(21,834)
Proceeds on disposal of assets	1,000	—	1,000	—	1,212

Net cash used in investing activities	(11,510)	(14,960)	(28,106)	(15,016)	(54,327)

Cash flows from financing activities:
Proceeds on issuance of common stock	74,415	25,000	74,450	25,000	116,722
Offering costs	(5,166)	—	(5,166)	—	(5,952)
Proceeds from term loan	—	—	9,744	—	9,744
Repayment of term loan	(10,057)	—	(10,057)	—	(10,057)
Payment of deferred loan costs	(7)	—	(1,748)	—	(1,748)
Repayments of principal on capital lease agreements	(36)	—	(39)		(49)
Intercompany funding from Parent company	—	(95)	—	224	18,659

Net cash provided by financing activities	59,149	24,905	67,184	25,224	127,319

Net increase in cash and cash equivalents	43,258	8,443	31,456	8,526	50,925

Cash and cash equivalents, beginning of period	8,303	90	20,105	7	636

Cash and cash equivalents, end of period	$51,561	$8,533	$51,561	$8,533	$51,561

Supplemental Cash Flow Disclosures:
Cash paid for interest	$210	$—	$254	$—	$265

Non-Cash Financing and Investing Activities
Common shares issued for Pescio assets	—	55,518	—	55,518	55,518
Common shares issued for Vista assets	—	23,692	—	23,692	23,692
Warrants issued for services	—	—	—	—	182
Mining equipment acquired by capital lease	2,191	—	2,191	—	2,191

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP. (A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(US dollars in thousands)

	Six Months Ended June 31,		Cummulative During Exploration and Development Stages
	2008	2007
Common share capital
Balance, January 1,	$43	$—	$—
Shares issued to Vista Gold Corp. for acquisition of mineral interests and cash	—	27	27
Shares issued to the Pescios for acquisition of mineral interests	—	12	12
Shares issued in July 16, 2007 private placement	—		4
Shares issued in April 2008 public offering	14	—	14

Balance at the end of the period	57	39	57

Additional paid-in capital
Balance, January 1,	121,904	—	—
Shares issued to Vista Gold Corp. for acquisition of mineral interests and cash	—	24,973	24,973
Conversion of Vista Gold Corp.’s net investment into common shares	—	23,692	23,692
Shares issued to the Pescios for acquisition of mineral interests	—	55,506	55,506
Shares issued in July 16, 2007 private placement	—	—	13,247
Shares issued under Special Stock Option plan	35	—	468
Shares issued under July 16, 2007 private placement warrant exercise	—	—	166
Shares issued under finder fee warrants exercise	—	—	528
Share issuance costs associated with July 16, 2007 private placement	—	—	(968)
Costs related to employee compensation	2,174	—	3,424
Warrants issued in July 16, 2007 private placement	—	—	2,895
Warrants issued as finders’ fees from July 16, 2007 private placement	—	—	182
Shares issued in April 2008 public offering	74,401		74,401
Share issuance costs associated with April 2008 public offering	(5,166)	—	(5,166)

Balance at the end of the period	193,348	104,171	193,348

Parent company’s (Vista Gold Corp.) net investment - Note 6
Balance, January 1,	—	23,381	—
Intercompany funding from parent	—	311	23,692
Conversion of Vista Gold Corp.’s net investment into common shares	—	(23,692)	(23,692)

Balance at the end of the period	—	—	—

Deficit accumulated during the exploration and development stages
Balance, January 1,	(22,191)	(10,925)	—
Net loss for the period	(16,727)	(2,090)	(38,918)

Balance at the end of the period	(38,918)	(13,015)	(38,918)

Total shareholders’ equity	$154,487	$91,195	$154,487

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	General and Basis of Presentation

General

Allied Nevada Gold Corp. (a Development Stage Enterprise) and its subsidiaries (collectively, “Allied Nevada” or the “Company”) commenced operations as an independent, newly formed entity on May 10, 2007 upon completion of the transactions pursuant to the Arrangement Agreement, prior to which it had been a wholly-owned subsidiary of Vista Gold Corp (“Vista”). Under the continuity of interest basis of accounting, the financial results include the net Vista Nevada Assets for periods prior to May 10, 2007. However, the associated expenses recorded by the Company prior to May 10, 2007 may not be indicative of the actual expenses that would have been incurred had the Company been operating as a separate, stand-alone public company for the periods presented and do not reflect the Company’s consolidated results of operations, financial position and cash flows had the Company been a stand-alone public company during the periods presented.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company, have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

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

Certain amounts for the three and six months ended June 30, 2007 and at December 31, 2007 have been reclassified to conform to the 2008 presentation.

ALLIED NEVADA GOLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

2.	New Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company believes the adoption of this statement will have little or no effect on the consolidated financial position, results of operations, and disclosures. Currently, the Company does not have a planned business combination with an acquisition date on or after January 1, 2009.

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

3.	Term Loan

In March 2008, a subsidiary of the Company entered into a credit agreement with Ionic Capital Corp. (“Ionic”), which allows the subsidiary to borrow up to CDN$ 27.0 million. Amounts may be borrowed under the credit agreement until July 2008 and are limited to working capital, operating, and capital expenditures related to the reopening and operation of the Hycroft mine, and must be repaid by March 2009. All amounts borrowed under the credit agreement may be prepaid without penalty. Pursuant to the Credit Agreement, the Company was required to borrow CDN$ 10.0 million at the initiation of the Credit Agreement. At the end of May 2008, the Company voluntarily repaid all amounts then outstanding on the Credit Agreement of approximately CDN$ 10.0 million. As of June 30, 2008, CDN$ 17.0 million was available to be drawn down on the Credit Agreement.

The Credit Agreement is secured by the Company’s interests in the Hycroft mine and Maverick Springs, Mountainview, Hasbrouck, Three Hills, and Wildcat properties, all of its personal property, and shares in all of its subsidiaries. Additionally, borrowings under the Credit Agreement are subject to unlimited guarantees by the Company and all of its subsidiaries. The Credit Agreement includes certain negative covenants, which limit or restrict the Company’s ability to incur additional debt, grant additional liens, pay dividends, redeem or purchase the Company’s own shares, guarantee obligations, and sell assets. The Company is in compliance with all of the above covenants as of June 30, 2008. Robert Buchan, Executive Chairman of Allied Nevada’s Board of Directors is a participant in the Ionic credit agreement. See Note 11 for additional information.

Interest rates on borrowings are twelve percent per annum compounded monthly. Additionally, borrowings under the Credit Agreement are subject to a five percent drawing fee payable to Ionic. Additionally, the Company incurred a standby and structuring fee, a draw down fee, and other costs totaling approximately $1.7 million were amortized over the expected term of the Credit Agreement and the unamortized deferred financing costs of $1.1 million were written off in May of 2008 when the Company voluntarily repaid the amount then outstanding on the Credit Agreement. Interest costs incurred on the Credit Agreement for the three month period ending June 30, 2008 of $0.2 million were capitalized and allocated to certain “qualifying assets” pursuant to Statement of Financial Accounting Standards No. 34, Capitalization of Interest Costs, and are included in Plant and equipment.

ALLIED NEVADA GOLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

4.	Restricted Cash

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

In May 2008, Hycroft established a $6.8 million collateral account to support an additional surety bond in the amount of $6.8 million for the benefit of the Bureau of Land Management (BLM), which allows the Company to resume mining operations at the Hycroft mine.

Changes in the Company’s restricted cash are as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
Beginning of period	$5,586	$5,320
Additions	6,800	—
Interest	112	130

End of period	$12,498	$5,450

5.	Mineral Properties and Development Costs

The following table reflects the changes in the Company’s mineral properties and development costs (in thousands):

	Six Months Ended June 30,
	2008	2007
Beginning of period	$76,394	$8,892
Additions	2,489	70,517
Impairment	(432)	—
Cost recovery	(1,275)	(216)

End of period	$77,176	$79,193

Ore reserve exploration costs applicable to mineralized properties deemed capable of commercial production, as evidenced by a positive economic analysis of the project, are capitalized and then amortized using the units-of-production method based upon projected mineable tonnes. For the six month period ended June 30, 2008, the Company capitalized $2,489,000 of such costs at its Hycroft mine.

In April 2008, Allied Nevada was informed by one of its joint venture partners that it was exercising a contractual right to terminate royalty agreements on nine properties and would be returning the exploration rights to Allied Nevada. The return of the above properties required Allied Nevada to record an aggregate impairment of $432,000 relating to six of the above properties.

On September 11, 2007, the Board of Directors approved the reactivation of the Hycroft Mine. The Hycroft reactivation project involves reopening the Brimstone oxide open pit mine, which had been in production from 1994 until 1998 when the entire Hycroft Mine was closed and put on care and maintenance due to the then low gold prices.

The recoverability of the carrying values of the Company’s mineral properties is dependent upon the successful start up and commercial production from, or sale, or lease of, these properties and upon economic reserves being discovered or developed on the properties. The Company believes that the fair value of its mineral properties exceeds the carrying value; however, events and circumstances beyond the control of management may mean that a write-down in the carrying values of the Company’s properties may be required in the future as a result of evaluation of gold mineralized material and application of a ceiling test which is based on estimates of gold mineralized material, exploration land values, future advanced minimum royalty payments and gold prices.

ALLIED NEVADA GOLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

6.	Plant and Equipment

Plant and equipment consist of the following (in thousands):

	Depreciable life	June 30, 2008	December 31, 2007
Mine equipment	3 - 10 years	$11,217	$8,730
Buildings and leasehold improvements	3 - 10 years	3,261	3,212
Furniture, fixtures, and office equipment	2 - 3 years	179	172
Vehicles	3 - 5 years	572	135
Construction in progress		19,298	—

		34,527	12,249
Less: accumulated depreciation		(11,170)	(11,212)

		$23,357	$1,037

Allied Nevada depreciates its assets using a straight-line basis over the useful lives of the assets. The depreciable base of the assets is determined by reducing the historical acquisition costs by the estimate of salvage values for the assets being depreciated.

7.	Shareholders’ Equity

Parent company’s net investment

Until May 10, 2007, the Company was a wholly-owned subsidiary of Vista. Prior to that date, all operating, investing, and financing cash requirements of the Company were still being provided by Vista. As a result of the Arrangement Agreement, Vista’s net investment in Allied Nevada was converted into a common stock investment at the May 10, 2007 historical cost of the net investment of $23.7 million.

Common Stock

The authorized share capital of Allied Nevada consists of 100,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2008, there were 57,349,150 shares of common stock issued and outstanding.

Warrants

On June 30, 3008, there were 3,671,000 warrants to purchase the Company’s common stock for an exercise price of CDN$ 5.75 per share. No warrants were exercised during the six month period ended June 30, 2008.

All outstanding warrants as of June 30, 2008 originally had a term of two years and will expire on July 16, 2009. These warrants have a provision for accelerating their expiry date as follows: if the closing price of Allied Nevada’s common stock exceeds CDN$11.50 for 20 consecutive trading days at any time on the Toronto Stock Exchange, the Company may, by written notice to the warrant holders, accelerate the expiry time of the warrants to the date which is 30 days from delivery of such notice, following which the warrants will be cancelled.

Description of Allied Nevada 2007 Stock Option Plan and Valuation of Stock Options

On February 7, 2007, the Board of Directors adopted the Allied Nevada 2007 Stock Option Plan (the “2007 Stock Option Plan”), which provides for grants to directors, officers, employees and consultants of Allied Nevada, or its subsidiaries, of options to purchase Allied Nevada common stock. Options granted under the 2007 Stock Option Plan may be either incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”), herein referred to as “incentive stock options,” or options which do not meet the requirements of Section 422(b) of the Code, herein referred to as “non-qualified stock options”. All grants made to date under the 2007 Stock Option Plan have been non-qualified stock options. Under the 2007 Stock Option Plan as amended, 5,700,000 shares of the Company’s common stock are reserved for issuance under the Plan.

ALLIED NEVADA GOLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

Information relating to the 2007 Stock Option Plan for the six months ended June 30, 2008 is presented in the table below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding on December 31, 2007	2,815,000	$4.34
Granted	1,089,500	5.91
Canceled	—
Exercised	—

Outstanding on June 30, 2008	3,904,500	$4.78	7.9	4,557

Exercisable on June 30, 2008	358,494	$5.74	5.5	120

At June 30, 2008, there was approximately $6.5 million of unrecognized stock compensation cost relating to outstanding unvested options. 313,494 options vested in the three month period ended June 30, 2008.

The exercise price of the 2008 option grants was equal to the closing price of the Company’s common stock on the American Stock Exchange on the grant date pursuant to the terms of the 2007 Stock Option Plan. Options granted under the 2007 Stock Option Plan in 2008 were five year non-qualified options and will vest in equal one-third installments over two to three years, until fully vested on either the second or third anniversary of the grant date.

A binomial option pricing model was used to determine the value of the options granted in 2008 pursuant to the terms of the 2007 Stock Option Plan. The options were valued based upon an assumption of suboptimal exercise of the options will occur when the market price reaches twice the exercise price and on the following assumptions:

Six Months Ended June 30, 2008
Contractual term	5 years
Dividend yield	0.00%
Risk-free interest rate	2.48 – 3.65%
Volatility	50.00 – 55.10%
Estimated annual forfeiture rate	3.00%

The total value of the options granted during the six month period ended June 30, 2008 was $3.1 million and will be expensed over the requisite service periods. During the six month period ended June 30, 2008, the Company recognized compensation expense of $2.0 million for the options granted pursuant to the 2007 Stock Option Plan.

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

ALLIED NEVADA GOLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The following is a summary of changes in the Company’s Special Options for the six month period ended June 30, 2008:

	Number of Special Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on December 31, 2007	427,670	$2.98
Granted	—	—
Canceled	—	—
Exercised	(16,706)	2.09

Outstanding on June 30, 2008	410,964	$3.06	1.9

Exercisable on June 30, 2008	397,600	$2.99	1.9

Exercise prices for warrants outstanding on December 31, 2007 and June 30, 2008, respectively have been converted into US dollars from the stated Canadian dollar exercise amounts for the dates indicated. Realized exercise prices may vary depending upon the currency conversion rates at the time of the exercise.

Description of Restricted Share Plan

On July 27, 2007, the Board of Directors adopted, subject to stockholder and regulatory approval, the Company’s Restricted Share Plan (the “RSU Plan”). The RSU Plan carries an effective date of July 3, 2007. Grants under the RSU Plan were contingent on stockholder approval of the RSU Plan, which was approved by our stockholders at our Annual Meeting on June 18, 2008. A RSU is granted subject to a restricted period (“Restricted Period”) as determined by the Compensation Committee upon grant. An RSU is exercised automatically and a share of Allied Nevada common stock is issued for no additional consideration on the later of the end of a Restricted Period and in the case of Canadian residents, a date determined by the eligible participant that is after the Restricted Period and before a participant’s retirement date or termination date (a “Deferred Payment Date”). Participants who reside in Canada seeking to set a Deferred Payment Date must give the Company at least 60 days notice prior to the expiration of the Restricted Period in order to effect such change.

The maximum number of shares of common stock issuable under the RSU Plan is currently set at 1,200,000. The Company has granted at total of 300,000 RSUs. The total value of the units granted was $1.3 million and will be expensed over a service period of three years. The units will vest annually on the anniversary of the grant date at a rate of one third of the total granted. The total compensation expense recognized under the RSU Plan for the three and six month periods ended June 30, 2008 was $0.1 and $0.2 million, respectively. No RSUs were granted during the six month period ended June 30, 2008.

Preferred stock

The authorized share capital of Allied Nevada includes 10 million shares of undesignated preferred stock with a par value of $0.001 per share. As of June 30, 2008, there were no shares of preferred stock issued or outstanding.

ALLIED NEVADA GOLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

8.	Reclamation and Remediation Obligations and Premium Costs

Asset retirement obligations arise from the acquisition, development, construction and normal operation of mining property, plant and equipment, due to government controls and regulations that protect the environment on the closure and reclamation of mining properties. Changes in the reclamation and remediation obligations for the six month period ended June 30, 2008 and 2007 are presented below (in thousands):

	Six Month Period Ended June 30,
	2008	2007
Beginning of period	$5,300	$4,663
Accretion expense	202	44

End of period	$5,502	$4,707
Less: current portion	(133)	—

Noncurrent balance	$5,369	$4,707

In 2003, Hycroft Resources and Development, Inc. (“Hycroft”) entered into an insurance-backed financial assurance program including a mine reclamation policy and a pollution legal liability policy for the Hycroft mine. As part of the policy, Hycroft paid an insurance premium and put funds in a commutation account used to reimburse reclamation costs and indemnity claims paid by Hycroft (Note 4). The insurance policy covers reclamation costs in the event Hycroft defaults on payment of its reclamation costs up to an aggregate of $12.0 million. The insurance premium is being amortized over 14 years and the unamortized reclamation premium cost balance at June 30, 2008 and 2007 was $1.1 million and $1.2 million, respectively.

9.	Supplemental Balance Sheet Disclosure

The following table summarizes the balance sheet items that represent greater than 5% of total current assets and total current liabilities (in thousands):

	June 30, 2008	December 31, 2007
Prepaids and other
Deferred loan costs	$581	$—
Prepaid insurance	250	285
Other prepaids and deposits	741	783

Total prepaids and other current assets	$1,572	$1,068

Accrued liabilities and other
Accrued compensation	$365	$360
Accrued directors fees	—	111
Other accrued liabilities	157	—

Total accrued liabilities and other	$522	$471

10.	Income Taxes

For the three and six month periods ended June 30, 2008 and 2007, the Company’s effective tax rate was 0%. No income tax benefit was recorded as the Company has set up a valuation allowance for the full amount of the future income tax asset created by the losses that may be carried forward. This valuation allowance is the primary difference between the benefit that would be recorded at the effective U.S. statutory rate and the amount included in these statements.

11.	Related Party Transactions

Sierra Partners Consulting Agreement

On January 28, 2008, Allied Nevada amended its Investor Relations Services Agreement with Sierra Partners II LLC (“Sierra”) to assist the Company with its investor relations program and to provide consulting and advisory services regarding the North American investor market. Under terms of the amended agreement, Sierra will receive a monthly retainer of $5,000 and reimbursement of reasonable out of pocket fees and expenses. The amended agreement will expire on December 31, 2008. W. Durand Eppler, an Allied Nevada director, currently serves as President of, and is a partner of, Sierra and, as a result, will benefit from this transaction to the extent of his interest in Sierra. Allied Nevada has paid Sierra approximately $36,700 and $46,700, respectively, for the three and six month periods ended June 30, 2008. At June 30, 2008, no amounts were due to Sierra.

ALLIED NEVADA GOLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

Provision of Legal Services

Cameron Mingay, an Allied Nevada director who was appointed in March 2007, is a partner at Cassels Brock & Blackwell LLP (Cassels Brock) of Toronto, Ontario, Canada, which since June 2007 has served as outside counsel to Allied Nevada in connection with Canadian corporate and securities law matters. Allied Nevada has paid Cassels Brock approximately $367,000 and $386,000, respectively, for legal services rendered for the three and six month periods ended June 30, 2008. At June 30, 2008, Accounts Payable included approximately $169,600 due to Cassels Brock.

Credit Agreement

As described in Note 3, on March 17, 2008, a subsidiary of the Company entered into a Credit Agreement with Ionic Capital Corp. (Ionic), which allows the subsidiary to borrow up to CDN$ 27.0 million. Robert Buchan, Executive Chairman of Allied Nevada’s Board of Directors, as disclosed to the Board of Directors, is a participant in the Credit Facility. Allied Nevada paid $41,996 to Ionic for interest on the Credit Agreement and approximately $1.7 million for a standby and structuring fee, a drawdown fee, and other loan related costs for the six months ended June 30, 2008. As discussed in Note 3, at the end of May 2008, the Company voluntarily repaid all amounts then outstanding on the Credit Agreement, including accrued interest, of approximately CDN$ 10.1 million

12.	Loss Per Share

As discussed in Note 1, the Company commenced operations as an independent newly formed and publicly held entity on May 10, 2007. Accordingly, basic and diluted net loss per common share is not presented for periods prior to May 10, 2007.

For the three month period ended June 30, 2008, there were 3,671,000 warrants outstanding, 3,904,500 options granted under the Allied Nevada Stock Option Plan outstanding, 410,964 options granted under the Allied Nevada Special Stock Option Plan outstanding, and 300,000 restricted share units outstanding that were not included in diluted loss per share because inclusion would have been anti-dilutive.

13.	Capital Leases

In the second quarter of 2008, the Company entered into two capital leases for mine equipment, which have been included in Plant and equipment (Note 6). The leases are for a 60-month term. The minimum lease payments for these 60-month leases are $488,200 plus applicable taxes per annum. The effective interest rates for these capital leases are 5.6% and 6.0%, respectively.

In addition to these leases, in 2005, the Company had entered into capital leases for two light vehicles. The lease term for these light vehicles was 48 months and the total minimum lease payments payable under the terms of the lease are $11,514 plus applicable taxes per annum. At the end of the lease term, the Company has the option to purchase the light vehicles for the total residual value of $9,277 plus applicable taxes. The effective interest rate for these light vehicles is 7.8%. These light vehicles are classified as Vehicles in plant and equipment (note 6).

Assets under capital lease are included in plant and equipment (note 6) and are summarized as follows:

	June 30, 2008	December 31, 2007
Mine Equipment	$2,453,000	$-0-
Vehicles	54,000	54,000
Less: accumulated depreciation	(64,000)	(48,000)

Net assets under capital leases	$2,443,000	$6,000

ALLIED NEVADA GOLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of June 30, 2008:

Fiscal Year
2008	$260,000
2009	492,000
2010	488,000
2011	488,000
2012	488,000
Thereafter	340,000
Less: Interest	(380,000)

Net minimum lease payments under capital leases	2,176,000
Less: Current portion of net minimum lease payments	377,000

Long-term portion of net minimum lease payments	$1,799,000

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Allied Nevada Gold Corp. (“Allied Nevada”) for the three and six month periods ended June 30, 2008 have been prepared based on information available to us as of August 8, 2008. This MD&A should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2007 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Results of Operations

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Allied Nevada had a consolidated net loss for the three month period ended June 30, 2008, of $9,858,000 compared to a consolidated net loss of $1,776,000 for the same period in 2007. The increase in the consolidated net loss of $8,082,000 is largely due to an increase of $4,974,000 in exploration, property evaluation and holding costs, an increase of $1,642,000 in corporate administration and investor relations costs, the incurrence of $1,146,000 of interest expense, and $292,000 of start up costs.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased to $5,582,000 in the three month period ended June 30, 2008, as compared with $608,000 for the same period in 2007. The principal variances from the 2007 period are as follows:

•

We have expensed $4,343,000 of costs related to exploration activities at the Hycroft Mine in the second quarter of 2008. These expenses were primarily related to drilling and assaying costs. During the three month period ended June 30, 2008, about 100 drill holes were completed for a total of approximately 60,000 feet drilled. The objective of the drilling program was to confirm and expand the existing oxide gold reserves and resources and to test the economic viability of the sulfide gold and silver mineralization on the Hycroft property. Most of the drill holes encountered both oxide and sulfide mineralization.

•

From May 10, 2007 through June 30, 2007, we expensed approximately $176,000 in preliminary exploration activities consisting of use of a single reverse circulation drill, collection and assaying of surface mineral samples, geologic field work using gravimetric and induced polarization techniques, and geologic and aerial survey mapping.

•

The cost of maintaining the Hycroft Mine site on care and maintenance was $674,000 higher for the three months ended June 30, 2008 when compared to the same period of 2007. Higher care and maintenance costs were incurred during the second quarter of 2008 as we continue maintenance activities to ensure that the property could operate in view of our recent decision to reactivate the mine.

•

After completion of the Arrangement pursuant to the Arrangement Agreement on May 10, 2007, Allied Nevada began operating as an independent company and employed its own exploration geologists in the corporate office. For the three month period ended June 30, 2008, the costs of these exploration salaries, benefits and travel expenses were $221,000. In the same period of 2007 we were allocated a portion of the Vista corporate expenses under the application of the continuity of interests method of accounting, which totaled $1,000 and incurred approximately $14,000 of exploration salaries, benefits, and travel costs from May 10, 2007 through June 30, 2007.

Start up costs

In anticipation of commencing operational activities at the Hycroft Mine, we expensed $292,000 of start up costs consisting primarily of salaries and benefits for employees hired during the second quarter. There were no comparable costs incurred during the same period in 2007.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $2,877,000 in the three months ended June 30, 2008, compared to $1,235,000 for the same period in 2007. The increase of $1,642,000 for the 2008 period can be attributed to a number of factors:

•

In the three months ended June 30, 2008, we recognized stock based compensation expense of $1,521,000 from the Allied Nevada Stock Option Plan, resulting from grants of options to purchase shares of common stock as well as a grant of Restricted Share Units pursuant to the Allied Nevada Restricted Share Plan. There were no stock based compensation expenses from either the Allied Nevada Stock Option Plan or the Allied Nevada Restricted Share Plan for the same period in 2007. Vista’s stock based compensation allocations to us, which are described above and included in the above allocated expenses, were $24,000 in the same period of 2007.

•

In the three months ended June 30, 2008, compensation, benefits, and related employee costs increased to $607,000 compared to $329,000 in the same period of 2007. The increase is reflective of a full quarter of the above costs in the 2008 period compared to approximately 50 days in the 2007 period and hiring of additional corporate staff.

•

In the three months ended June 30, 2008, we were not allocated any of Vista’s general and administrative (“G&A”) expenses, while in the same period of 2007, we were allocated $48,000 of Vista’s G&A expenses.

•

In the three months ended June 30, 2007, we incurred $275,000 of initial costs relating to establish legal structures and to develop necessary accounting and business systems. There were no similar costs in the 2008 period.

Depreciation and amortization

In the three months ended June 30, 2008, depreciation expense was $92,000 compared to $50,000 in the same period of 2007, substantially all of the increase was attributable to the depreciation of capital assets acquired between May 10, 2007 and June 30, 2008.

Asset retirement obligation and closure costs

Allied Nevada recorded accretion expense of $132,000 in the three months ended June 30, 2008 compared to $44,000 in the same period of 2007. The accretion expense in the three months ended June 30, 2008 was based on a risk-free credit adjusted rate of 7.5%.

Impairment of mineral interests

As discussed in Note 5 to the Condensed Consolidated Financial Statements, Allied Nevada incurred an impairment of $432,000 for the three month period ended June 30, 2008 relating to termination of royalty agreements and exploration rights on nine mineral properties by one of its joint venture partners in April 2008.

Other income and expense

Interest income

Allied Nevada earned $373,000 in interest income in the three months ended June 30, 2008 compared to $161,000 for the same period in 2007. The increase of $212,000 is primarily attributable to a significant increase in average cash balances available for investment, which was offset by a reduction of $60,000 in the allocation of interest income from Vista. The increase in average cash balances available for investment resulted from net proceeds we received from a public offering in April 2008.

Interest expense

Allied Nevada incurred $1,146,000 of interest expense in the three months ended June 30, 2008. There was no interest expense in the same period of 2007. $1,133,000 of the Company’s interest expense was attributable to the Ionic term loan described in Note 3 to the Condensed Consolidated Financial Statements. Approximately $1,100,000 of deferred loan costs were expensed as a result of a voluntary repayment on the Ionic term loan of CDN$ 10.0 million in May 2008.

Other income (expense)

Other income, net for the three months ended June 30, 2008 totaled $322,000 compared to no other income for the same period in 2007. Other income for the 2008 period consisted of a net realized foreign exchange gain of approximately $128,000 and a gain of $197,000 resulting primarily from the sale of a mineral interest property.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Allied Nevada had a consolidated net loss for the six month period ended June 30, 2008, of $16,727,000 compared to a consolidated net loss of $2,090,000 for the same period in 2007. The increase in the consolidated net loss of $14,637,000 is largely due to an increase of $9,614,000 in exploration, property evaluation and holding costs, an increase of $3,214,000 in corporate administration and investor relations costs, the incurrence of $1,223,000 of interest expense and $292,000 of start up costs.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased to $10,482,000 in the six month period ended June 30, 2008, as compared with $868,000 for the same period in 2007. The principal variances from the 2007 period are as follows:

•

We have expensed $7,968,000 of costs related to exploration activities at the Hycroft Mine in the first half of 2008. These expenses were primarily related to drilling and assaying costs. During the six month period ended June 30, 2008, about 240 drill holes were completed for a total of approximately 140,000 feet drilled. The objective of the drilling program was to confirm and expand the existing oxide gold reserves and to test the economic viability of the sulfide gold and silver mineralization on the Hycroft property. Most of the drill holes encountered both oxide and sulfide mineralization.

•

From May 10, 2007 through June 30, 2007, we expensed approximately $176,000 in preliminary exploration activities consisting of use of a single reverse circulation drill, collection and assaying of surface mineral samples, geologic field work using gravimetric and induced polarization techniques, and geologic and aerial survey mapping.

•

The cost of maintaining the Hycroft Mine site on care and maintenance was $1,166,000 higher for the six months ended June 30, 2008 when compared to the same period of 2007. Higher care and maintenance costs were incurred during the second quarter of 2008 as we continue maintenance activities to ensure that the property could operate in view of our recent decision to reactivate the mine.

•

After completion of the Arrangement pursuant to the Arrangement Agreement on May 10, 2007, Allied Nevada began operating as an independent company and employed its own exploration geologists in the corporate office. For the six month period ended June 30, 2008, the costs of these exploration salaries, benefits and travel expenses were $428,000. In the same period of 2007 we were allocated a portion of the Vista corporate expenses under the application of the continuity of interests method of accounting, which totaled $7,000 and incurred approximately $14,000 of exploration salaries, benefits, and travel costs from May 10, 2007 through June 30, 2007.

Start up costs

In anticipation of commencing operational activities at the Hycroft Mine, we expensed $292,000 of start-up costs consisting primarily of salaries and benefits for employees hired during the six month period ended June 30, 2008. There were no comparable costs incurred during the same period in 2007.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $4,759,000 in the six months ended June 30, 2008, compared to $1,545,000 for the same period in 2007. The increase of $3,214,000 for the 2008 period can be attributed to a number of factors:

•

In the six months ended June 30, 2008, we recognized stock based compensation expense of $2,144,000 from the Allied Nevada Stock Option Plan, resulting from grants of options to purchase shares of common stock as well as a grant of Restricted Share Units pursuant to the Allied Nevada Restricted Share Plan. There were no stock based compensation expenses from either the Allied Nevada Stock Option Plan or the Allied Nevada Restricted Share Plan for the same period in 2007. Vista’s stock based compensation allocations to us were $65,000 in the same period of 2007.

•

In the six months ended June 30, 2008, compensation, benefits, and related employee costs increased to $607,000 compared to $329,000 in the same period of 2007. The increase, which occurred in the second quarter of 2008, is reflective of a full quarter of the above costs in the 2008 period compared to approximately 50 days in the 2007 period and hiring of additional corporate staff.

•

In the six months ended June 30, 2008, we were not allocated any of Vista’s general and administrative (“G&A”) expenses, while in same period of 2007, we were allocated $318,000 of G&A expenses from Vista.

•

In the six months ended June 30, 2007, we incurred $275,000 of initial costs relating to establish legal structures and to develop necessary accounting and business systems. There were no similar costs in the 2008 period.

Depreciation and amortization

In the six months ended June 30, 2008, depreciation expense was $166,000 compared to $99,000 in the same period of 2007, substantially all of the increase was attributable to the depreciation of capital assets acquired between May 10, 2007 and June 30, 2008.

Asset retirement obligation and closure costs

Allied Nevada recorded accretion expense of $261,000 in the six months ended June 30, 2008 compared to $44,000 in the same period of 2007. The accretion expense in the six months ended June 30, 2008 was based on a risk-free credit adjusted rate of 7.5%.

Impairment of mineral interests

As discussed in Note 5 to the Condensed Consolidated Financial Statements, Allied Nevada incurred an impairment of $432,000 for the six month period ended June 30, 2008 relating to termination of royalty agreements and exploration rights on nine mineral properties by a joint venture partner in April 2008.

Other income and expense

Interest income

Allied Nevada earned $548,000 in interest income in the six months ended June 30, 2008 compared to $405,000 for the same period in 2007. The increase of $143,000 is primarily attributable to an increase in average cash balances available for investment, which was offset by a reduction of $241,000 in the allocation of interest income from Vista. The increase in average cash balances available for investment resulted from net proceeds we received from a public offering in April 2008.

Interest expense

Allied Nevada incurred $1,223,000 of interest expense in the six months ended June 30, 2008. There was no interest expense in the same period of 2007. $1,166,000 of the Company’s interest expense was attributable to the Ionic term loan described in Note 3 to the Condensed Consolidated Financial Statements. Approximately $1,100,000 of deferred loan costs were expensed as a result of a voluntary repayment on the Ionic term loan of CAD$ 10.0 million in May 2008.

Other income (expense)

Other income, net for the six months ended June 30, 2008 totaled $340,000 compared to $61,000 for the same period in 2007. Other income for the 2008 period consisted mainly of a net realized foreign exchange gain of approximately $144,000 and a gain of $197,000 resulting primarily from the sale of a mineral interest property.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Cash used in operations was $7,622,000 in the six month period ended June 30, 2008, compared to $1,682,000 in the same period of 2007. The increase in cash used in operating activities of $5,940,000 for the six month period ended June 30, 2008 is attributable to the increase in the consolidated net loss of $14, 637,000 for the six months ended June 30, 2008, which was offset by an increase of $5,484,000 in trade accounts payable, $2,174,000 of non-cash stock based compensation expense, and $1,167,000 of non-cash amortization of deferred loan costs. As discussed in prior sections, this increased net loss is primarily the result of the increase in exploration costs, G&A costs and the incurrence of interest expense on the Ionic term loan.

Investing activities

Net cash flows used in investing activities in the six month period ended June 30, 2008 increased to $28,106,000 from $15,016,000 in the same period of 2007. The increase of $13,090,000 for the 2008 period resulted from the following factors:

•

In the six months ended June 30, 2008, we added $20.3 million of capital items, consisting mostly of $17.2 million for a used mining fleet, critical capital spares, and capital costs relating to disassembly, transportation, and reassembly, $1.1 million for construction costs of a leach pad, and $0.7 million for construction of a refinery.

•

In the six months ended June 30, 2008, we incurred $2.5 million in capitalized exploration costs attributable to proven and probable reserves at the Hycroft mine. This was partially offset by $0.5 million in cost recoveries on other properties for an increase in mineral properties of $2.0 million, net of cost recoveries.

•

In May 2008, the Company established a $6.8 million collateral account to support an additional surety bond in the amount of $6.8 million for the benefit of the Bureau of Land Management (BLM), which allows the Company to resume mining operations at the Hycroft mine. There was no comparable transaction in the six months ended June 30, 2007. Additionally, for the six month period ended June 30, 2008 we earned interest of $0.1 million on our restricted cash balances.

•

In May 2008 and June 2008, the Company entered into two capital leases for mining equipment in exchange for down payments of $0.3 million and $2.2 million of capital lease obligations. $2.2 million of $2.5 million of equipment acquired has been reflected as a non-cash financing and investing activity on our Condensed Consolidated Statement of Cash Flows for the three and six month period ended June 30, 2008.

•

In the six months ended June 30, 2007, the Company acquired the Pescio Nevada Assets in exchange for $15.0 million and 12.0 million shares. There was no significant acquisition of mineral interests in the six months ended June 30, 2008.

Financing activities

The net cash provided by financing activities was $67,184,000 in the six months ended June 30, 2008 compared to $25,224,000 in the same period of 2007. The increase of $41,960,000 in cash provided by financing activities is the result of the following factors:

•

In April 2008, Allied Nevada sold and issued 14,375,000 shares of its common stock in public offering and received gross proceeds of $CDN 74.4 million or approximately $74.5 million based upon the U.S./Canadian exchange rate on the closing date. We incurred approximately $5.2 million of costs in connection with the April 2008 offering. There was no comparable public offering in the same period of 2007.

•	In May 2007, Vista in connection with the Arrangement Agreement paid Allied Nevada $25.0 million. There was no comparable payment in the 2008 period.

•

In March 2008, Allied Nevada borrowed $9.7 million ($CDN 10.0 million) from Ionic Capital Corp. (“Ionic”) and paid $1.7 million of deferred loan costs to Ionic. After completion of the public offering described above, Allied Nevada voluntarily repaid $CDN 10.0 million ($10.1 million). There were no comparable borrowings and repayments of debt in the same period of 2007.

Liquidity and Capital Resources

At June 30, 2008, our total assets increased to $169.1 million from $106.5 million at December 31, 2007. Most of the increase in total assets is attributable to the net proceeds from the April 2008 offering described above.

At June 30, 2008, we had working capital of $46.4 million compared to working capital of $19.7 million at December 31, 2007, representing an increase of $24.1 million. The increase is primarily attributable to the $31.5 million increase in cash discussed above.

At June 30, 2008, we had cash and cash equivalents totaling $51.6 million. All cash equivalents were invested in high quality short-term money market instruments, including bankers’ acceptances, bank notes, certificates of deposit, government securities, commercial paper and repurchase agreements of domestic and foreign issuers. At June 30, 2008, we had no funds invested in asset backed commercial paper.

Although CDN $17.0 million was available to be drawn down on the Ionic Credit Agreement as of June 30, 2008, Allied Nevada did not borrow any additional amounts prior to the end of July 2008. Consequently, no amounts are available to be borrowed on this credit facility. In the third quarter of 2008, the Company anticipates $0.6 million of deferred loan costs will be recognized as interest expense.

Off-Balance sheet arrangements

Allied Nevada has no off-balance sheet arrangements.

Planned Reactivation of Hycroft Mine

On September 11, 2007, the Board of Directors approved the reactivation of the Hycroft Mine. The Hycroft reactivation project involves reopening the Brimstone oxide open pit mine, which had been in production from 1994 until 1998 when the entire Hycroft Mine was closed and put on care and maintenance due to low gold prices.

While in production the Brimstone deposit contributed 175,000 ounces of gold production to the Hycroft total production of approximately 1 million ounces of gold. Once reactivated, the Brimstone Mine is expected to produce 375,000 ounces of gold over the next five years. Virtually all of the capital funds will be spent in 2008, with a target of achieving production in the fourth quarter of 2008. The critical constraints to achieve the gold production schedule include the timing of completion of pre-stripping the over burden and completion of construction of the leach pad.

Upon completion of the oxide developmental drill program we will focus on our deep drilling program which is designed to validate the overall extent of the sulfide system to depth, thereby allowing Allied Nevada to design a detailed drill program in order to define the size, continuity and economic value of the mineralization. Minable reserves will be updated incorporating the results of the sulfide and oxide drill results to aid in optimizing the existing mine plan by the third quarter of 2008.

Outlook

The Company intends to evaluate the mineral potential of several of the land positions in our portfolio during 2008. These activities include but are not limited to the following:

•	Activities in connection with the planned reactivation of the Hycroft Mine, as approved by the Board of Directors in September 2007. Development plans for the remainder of the year include:

•	Refine the Hycroft Health, Safety and Environmental Management Systems

•	Complete staffing of operational personnel

•	Review and repair site electrical system.

•	Complete construction of the new leach pad

•	Complete construction of the new refinery

•	Complete the erection and commissioning of mine equipment

•	Continue repairs on site infrastructure.

•	Interpret geophysical anomalies and identify future exploration targets.

•	Complete oxide reserve and resource development drilling program at Hycroft.

•	Complete oxide ore reserve and resource calculation for Hycroft

•	Continue the deep sulfide gold and silver resource development program at Hycroft

•	Initiate exploration field work to develop drill targets on the priority projects for the third and fourth quarters.

•	Continue to expand infrastructure required to operate as a publicly traded company. The activities planned for the remainder of the year are as follows:

•	Complete staffing requirements at the head office and the Hycroft Property. Total number of employees is estimated to be approximately 170 by year-end.

•	Continue the development of those business systems required to operate in an efficient manner. These systems included accounting, finance and land monitor systems.

•	Refine the Corporate Health, Safety and Environmental Management Systems

•	Refine those systems required to manage the Human Resource function in an efficient manner.

Critical Accounting Policies and Estimates

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and follow the same accounting policies and methods of their application as the most recent annual financial statements. See Management’s Discussion and Analysis and the financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of our critical accounting policies and estimates

Recent Accounting Pronouncements

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

Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report constitute “forward-looking statements”. All statements, other than statements of historical facts, included herein and in press releases and public statements by our officers or representatives, that address activities, events or developments that management of Allied Nevada expects or anticipates will or may occur in the future, are forward-looking statements, including but not limited to such things as future business strategy, plans and goals, competitive strengths, expansion and growth of our business, plans for reactivation of the Hycroft Mine including anticipated scheduling and production estimates, as well as estimated capital and other costs, technical risks associated with the Hycroft reactivation project, timing of reclamation bond approval, the availability of outside contractors, results of exploration drilling programs currently underway at Hycroft, current estimates of gold oxide mineralized material, potential for upgrading and expanding oxide gold mineralized material and extension of life of the oxide project, results of evaluation of underlying sulfide mineralization at Hycroft, future gold prices, availability and timing of capital for financing the planned reactivation of the Hycroft Mine, anticipated cash flows if production is resumed, estimated completion dates, estimated exploration expenditures, operations, proven or probable reserves, mineralized material, current working capital, cash operating costs, and statements made concerning anticipated effects of the Arrangement.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe” “target”, “budget”, “may”, “schedule” and similar words or expressions identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements, including anticipated scheduling and production estimates in connection with our proposed reactivation of the Hycroft Mine and anticipated consequences of the Arrangement, to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. The anticipated timing and cost of reactivation of the Hycroft Mine as well as the expected production from the mine are based on the following assumptions: Capital cost estimates are based on current cost estimates (July 2007) of construction and mining costs. These estimates were developed by independent consultants and Allied personnel. Production estimates are based upon the actual gold recovery achieved on Brimstone ores. Ore tonnage estimates and gold grades are based on the mine plans and production schedules developed by an independent consultant. Although our management believes that its expectations are based on reasonable assumptions, we can give no assurance that these expectations will prove correct. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among others:

•	Business-related risks including:

•	Risks related to our lack of operating history;

•	Risks relating to the planned reactivation of the Hycroft Mine including:

•	uncertainties relating to retaining approvals and permits from governmental regulatory authorities;

•	risks of delays in completion of construction;

•	risks of shortages of equipment or supplies; and

•	risks of inability to achieve anticipated production volume or manage cost increases;

•	Risks that our acquisition, exploration and evaluation activities will not be commercially successful;

•	Risks relating to fluctuations in the price of gold;

•	The inherently hazardous nature of mining activities;

•	Uncertainties concerning estimates of reserves and mineralized material;

•	Uncertainty of being able to raise additional capital on favorable terms or at all;

•	Risks relating to intense competition within the mining industry;

•	Our dependence on outside sources to place mineral properties into production;

•	Potential effects on our operations of U.S. federal and state governmental regulation, including environmental regulation and permitting requirements;

•	Risks of significant cost increases;

•	Uncertainties concerning availability of equipment and supplies;

•	Risks relating to our dependence on third parties that are responsible for exploration and development on some of our properties;

•	Risks that we may lose key personnel or fail to attract and retain personnel;

•	Risks that we may experience difficulty in managing our growth;

•	Potential challenges to title in our mineral properties; and

•	Risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval.

•	Risks related to our common stock, including:

•	Potential volatility in the trading price of our common stock;

•	Risks inherent in accurately valuing our common stock; and

•	Potential adverse effect of future sales of our common stock on the trading price of our common stock.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The gold price fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $836 by December 31, 2007 and was $912 on August 1, 2008. The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

As of June 30, 2008 we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our voluntary repayment of the Ionic term loan as described in Note 3 and the conversion of substantially all of the net proceeds from the April 2008 offering from Canadian to U.S. dollars. On June 30, 2008, cash and cash equivalents included CDN $2.8 million dollars ($2.7 million). Allied Nevada intends to use these Canadian dollar balances to pay its Canadian vendors.

We do not have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 4.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We are an exploration-stage venture with minimal operating history as an independent company. We were incorporated in September 2006 and commenced operations in May 2007 with properties and other mineral assets formerly held by Vista and the Pescios. None of these properties is currently producing gold in commercial quantities and there can be no assurance that these properties, or others that may be acquired by us in the future, will produce gold in commercial quantities or otherwise generate operating earnings. Although our properties include the Hycroft Mine, operations at the Hycroft Mine were suspended in December 1998, and the site was placed on care and maintenance and remains at this status today. Our Board of Directors recently approved the reactivation of the Hycroft Brimstone Open Pit Mine, and we have started planning and conducting activities for the proposed reactivation. Even though mining activities at the Hycroft Mine have re-commenced subsequent to June 30, 2008 or if development activity on other properties is commenced, we may continue to incur losses beyond the period of commencement of such activity. There is no certainty that we will produce revenue, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, investors might not be able to realize returns on their investment in our common stock or keep from losing their investment. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

The exploration and development of our development properties, specifically our planned reactivation of the Hycroft Mine and other construction of mining facilities and commencement of mining operations, will require significant capital investment to achieve commercial production. We may have to raise additional funds from external sources in order to complete reactivation of the Hycroft Mine, maintain and advance our existing property positions and to acquire new gold projects. There can be no assurance that additional financing will be available at all or on acceptable terms and, if additional financing is not available to us, we may have to substantially reduce or cease operations.

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

Some of our directors are directors or officers of other natural resource or mining-related companies, or may be involved in related pursuits that could present conflicts of interest with their roles at Allied Nevada. Robert Buchan is Chairman of Extract Resources Limited and of Phoenix Coal and a director of Polyus Gold W. Durand Eppler is CEO and a director of Coal International PLC, a director of Vista, a director of Augusta Resource Corporation and director and non-executive Chairman of NEMI Northern Energy & Mining Inc. Terry M. Palmer is a director of Apex Silver Mines Limited. Michael B. Richings is Executive Chairman and Chief Executive Officer and a director of Vista and is a director of Zaruma Resources Inc., which holds interests in mining properties. John Ivany is a director of Breakwater Resources Ltd. and of BZGold. Cameron Mingay is a director of Silver Bear Resources Inc. and of European Goldfields. Robert G. Wardell is Vice-President, Finance and Chief Financial Officer of Victory Nickel Inc. and a director of Katanga Mining Limited. Carl Pescio is a director of Tornado Gold International Corp. As well, Mr. Pescio may pursue ventures with mining properties other than those held by Allied Nevada. As a condition to completion of the Arrangement, Mr. Pescio entered into non-competition and professional service agreements with us. These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict to a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict.

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

Future sales of substantial amounts of our common stock or equity-related securities in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. As of August 6, 2008, 57,349,150 shares of our common stock were outstanding, of which 25,403,207 were issued to Vista shareholders pursuant to the Arrangement in reliance on the exemption from registration under the Securities Act pursuant to Section 3(a)(10) thereof and are freely transferable by persons other than affiliates of Allied Nevada or Vista without restriction or registration under the Securities Act and 1,529,848 shares were retained by Vista to facilitate payment of taxes by Vista. As well, 12,000,000 shares were issued to the Pescios who subsequently transferred an aggregate of 2,700,000 of those shares to two transferees. The Allied Nevada shares held by the Pescios and their transferees are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including an exemption contained in Rule 144 under the Securities Act. We were obligated to register 35% of these shares, or 4,200,000, for resale and accordingly filed with the SEC a registration statement on Form S-1 to register those shares for resale. The registration statement was declared effective by the SEC on August 7, 2007. With that registration statement we also registered for resale 3,696,000 shares of common stock that we issued in July 2007 as part of a private placement of 3,696,000 units, each comprised of one share of common stock and one common share purchase warrant. We also agreed to register for resale the shares issuable on warrant exercise at a later date and we also plan to register for resale an aggregate of 229,700 shares underlying the finder warrants we issued as partial compensation to one of the finders in the transaction. In April 2008, we completed a public offering and issued an aggregate of 14,375,000 shares of common stock. We cannot predict the effect, if any, that future sales of our common stock, or the availability of our shares for future sale, will have on the trading price of our common stock.

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

The following proposals were submitted to a vote of our shareholders at our Annual Meeting of Stockholders on June 18, 2008 together with results thereon. For additional information see the Company’s Definitive Schedule 14A filed with the Securities and Exchange Commission on April 29, 2008.

Proposal One—Election of Directors

The following directors were elected to hold office until the next Annual Meeting of Stockholders or until their successors, if any were duly elected and qualified as follows:

	Votes
Director	For	Withheld
Robert M. Buchan	20,715,003	445,476
Scott A. Caldwell	20,714,367	446,112
W. Durand Eppler	20,717,392	443,087
John W. Ivany	20,833,294	327,185
Cameron A. Mingay	20,332,075	828,404
Terry M. Palmer	21,001,702	158,777
Carl Pescio	20,732,365	428,114
Michael B. Richings	20,731,501	428,978
D. Bruce Sinclair	20,847,580	312,899
Robert G. Wardell	20,492,268	668,211

Proposal Two – Ratification of Appointment of Independent Auditor

The appointment of Ehrhardt Keefe Steiner & Hottman PC as the Company’s independent auditor was ratified by 21,057,799 votes for, 91,056 votes against, and 11,624 votes abstained.

Proposal Three – Approval of Amendments to the Allied Nevada 2007 Stock Option Plan

The Allied Nevada 2007 Stock Option Plan (hereinafter “the Plan”) was amended to increase the number of shares available for grants from 3,000,000 shares to an aggregate of 5,700,000 shares together with other miscellaneous amendments. Additionally, the proposal included approval of the Plan consistent with provisions of the Internal Revenue Code to allow for granting of incentive stock options. The above proposal was approved by 20,360,996 votes for, 756,197 votes against, and 43,286 votes abstained.

Proposal Four – Approval of Allied Nevada Restricted Share Plan

The Allied Nevada Restricted Share Plan authorizing the issuance of up to 1,200,00 shares of restricted stock was approved by 20,495,124 votes for, 619,001 votes against, and 46,354 votes abstained.

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

ALLIED NEVADA GOLD CORP.
(Registrant)

Date: August 11, 2008	By:	/s/ Scott A. Caldwell
Scott A. Caldwell
President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ Hal D. Kirby
Hal D. Kirby
Vice President and Chief Financial Officer