Form 10-Q
period 2008-09-30
Allied Nevada Gold Corp
filed 2008-11-13
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

57,426,462 shares of Common Stock, $0.001 par value, outstanding at November 10, 2008

ALLIED NEVADA GOLD CORP.

(A Development Stage Enterprise)

FORM 10-Q

For the Quarter Ended September 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIED NEVADA GOLD CORP. (A Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	(Unaudited) September 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$32,916	$20,105
Inventory - Note 3	2,232	147
Prepaids and other	1,850	1,068

Current assets	36,998	21,320

Restricted cash	12,578	5,586
Plant and equipment, net - Note 5	28,550	1,037
Mine development costs - Note 6	8,194	—
Reclamation premium and asset retirement cost asset - Note 9	2,088	2,177
Mineral properties - Note 7	74,512	76,394

Total assets	$162,920	$106,514

Liabilities:
Accounts payable	$7,473	$964
Accrued liabilities and other	933	471
Capital lease obligations, current portion - Note 8	599	11
Asset retirement obligation, current portion - Note 9	133	133

Current liabilities	9,138	1,579

Capital lease obligations, noncurrent portion - Note 8	2,485	12
Asset retirement obligation and closure costs - Note 9	5,472	5,167

Total liabilities	17,095	6,758

Shareholders’ Equity:
Common stock - Note 10	57	43
Additional paid-in capital	194,433	121,904
Deficit accumulated during the development and exploration stages	(48,665)	(22,191)

Total shareholders’ equity	145,825	99,756

Total liabilities and shareholders’ equity	$162,920	$106,514

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP. (A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

(US dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative During Exploration and Development Stages
	2008	2007	2008	2007
Operating expenses:
Mine start up costs	$2,348	$—	$2,640	$—	$2,640
Property evaluation and holding costs	4,328	1,712	14,810	2,521	29,141
Corporate general and administrative	2,238	1,819	6,997	3,364	14,759
Depreciation and amortization	314	92	539	250	1,814
Asset retirement obligation and closure costs	104	89	305	133	1,487

Total costs and operating expenses	9,332	3,712	25,291	6,268	49,841

Other income (expense):
Interest income	271	325	819	742	2,642
Interest expense	(602)	—	(1,825)	(11)	(1,836)
Impairment of mineral properties	—	—	(432)	—	(1,110)
Other income (expense)	(84)	—	255	61	455
Income earned during exploration stage	—	—	—	—	1,025

Total other income (expense)	(415)	325	(1,183)	792	1,176

Net loss	$(9,747)	$(3,387)	$(26,474)	$(5,476)	$(48,665)

Weighted average number of shares outstanding	57,355,048	42,137,941	52,139,470	21,616,152

Basic and diluted loss per share	$(0.17)	$(0.08)	$(0.51)	$(0.25)

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP. (A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(US dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative During Exploration and Development Stages
	2008	2007	2008	2007
Cash flows from operating activities:
Net loss for the period	$(9,747)	$(3,387)	$(26,474)	$(5,476)	$(48,665)

Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	314	92	539	250	1,615
Amortization of deferred loan costs	581	—	1,748	—	2,223
Asset retirement obligation and closure costs, net	104	89	305	133	1,582
Stock based compensation	857	687	3,031	687	4,281
Loss on foreign currency translation	—	—	313	—	313
Impairment of mineral interests	—	—	432	—	1,110
(Gain) on disposal of assets	(13)	—	(209)	—	(254)
Allocated expenses from Parent company	—	—	—	86	2,691

Change in operating assets and liabilities:
Accounts receivable	—	232	—	102	179
Inventory	(1,232)	(41)	(2,057)	(19)	(2,021)
Prepaids and other	(861)	(815)	(782)	(1,064)	(1,844)
Accounts payable	1,025	625	6,509	731	7,370
Accrued liabilities and other	412	249	463	620	793

Net cash used in operating activities	(8,560)	(2,269)	(16,182)	(3,950)	(30,627)

Cash flows from investing activities:
Purchases of plant and equipment	(5,395)	(85)	(25,223)	(185)	(27,225)
Additions to capitalized mine development costs	(4,962)	—	(7,800)	—	(7,800)
Restricted cash	(80)	(68)	(6,992)	(198)	(12,578)
Additions to mineral properties, net of cost recoveries	162	21	634	(14,763)	(18,207)
Proceeds on disposal of plant and equipment	25	—	1,025	—	1,237

Net cash used in investing activities	(10,250)	(132)	(38,356)	(15,146)	(64,573)

Cash flows from financing activities:
Proceeds on issuance of common stock	228	16,420	74,678	41,420	116,950
Offering costs	—	(786)	(5,166)	(786)	(5,952)
Proceeds from term loan	—	—	9,744	—	9,744
Repayment of term loan	—	—	(10,057)	—	(10,057)
Payment of loan costs	—	—	(1,748)	—	(1,748)
Repayments of principal on capital lease agreements	(63)	(2)	(102)	(4)	(116)
Intercompany funding from Parent company	—	—	—	223	18,659

Net cash provided by financing activities	165	15,632	67,349	40,853	127,480

Net increase (decrease) in cash and cash equivalents	(18,645)	13,231	12,811	21,757	32,280

Cash and cash equivalents, beginning of period	51,561	8,533	20,105	7	636

Cash and cash equivalents, end of period	$32,916	$21,764	$32,916	$21,764	$32,916

Supplemental cash flow disclosures:
Cash paid for interest	21	—	275	11	286

Non-cash financing and investing activities
Common shares issued for Pescio assets	—	—	—	55,518	55,518
Common shares issued for Vista assets	—	—	—	23,692	23,692
Warrants issued for services	—	182	—	182	182
Mining equipment acquired by capital lease	972	—	3,163	—	3,163

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP. (A Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(US dollars in thousands)

	Nine Months Ended September 30,		Cumulative During Exploration and Development Stages
	2008	2007
Common share capital
Balance, January 1,	$43	$—	$—
Shares issued to Vista Gold Corp. for acquisition of mineral interests and cash	—	27	27
Shares issued to the Pescios for acquisition of mineral interests	—	12	12
Shares issued in July 2007 private placement	—	4	4
Shares issued in April 2008 public offering	14	—	14

Balance at the end of the period	57	43	57

Additional paid-in capital
Balance, January 1,	121,904	—	—
Shares issued to Vista Gold Corp. for acquisition of mineral interests and cash	—	24,973	24,973
Conversion of Vista Gold Corp.’s net investment into common shares	—	23,692	23,692
Shares issued for acquisition of mineral interests	—	55,506	55,506
Shares issued in July 2007 private placement	—	13,247	13,247
Shares issued under July 2007 private placement warrant exercise	—	—	166
Shares issued under finder fee and warrants exercises	—	—	528
Share issuance costs associated with July 2007 private placement	—	(968)	(968)
Warrants issued in July 2007 private placement	—	3,097	3,077
Shares issued in April 2008 public offering	74,401	—	74,401
Share issuance costs associated with April 2008 public offering	(5,166)	—	(5,166)
Costs related to stock based compensation	3,031	687	4,281
Shares issued under 2007 Stock Option Plan and Special Stock Option plan	263	255	696

Balance at the end of the period	194,433	120,489	194,433

Parent company’s (Vista Gold Corp.) net investment
Balance, January 1,	—	23,381	—
Intercompany funding from parent	—	311	23,692
Conversion of Vista Gold Corp.’s net investment into common shares	—	(23,692)	(23,692)

Balance at the end of the period	—	—	—

Deficit accumulated during the exploration stage
Balance, January 1,	(22,191)	(10,926)	—
Net loss for the period	(26,474)	(5,476)	(48,665)

Balance at the end of the period	(48,665)	(16,402)	(48,665)

Total shareholders’ equity	$145,825	$104,130	$145,825

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

1. General and Basis of Presentation

General

Allied Nevada Gold Corp. (a Development Stage Enterprise) and its subsidiaries (collectively, “Allied Nevada” or the “Company”) commenced operations as an independent, newly formed entity on May 10, 2007 upon completion of the transactions pursuant to the Arrangement Agreement, prior to which it had been a wholly-owned subsidiary of Vista Gold Corp (“Vista”). Under the continuity of interest basis of accounting, the financial results include the net Vista Nevada Assets for periods prior to May 10, 2007. However, the associated expenses recorded by the Company prior to May 10, 2007 may not be indicative of the actual expenses that would have been incurred and do not reflect the Company’s consolidated results of operations, financial position and cash flows had the Company been a stand-alone public company during the periods presented.

During the nine months ended September 30, 2008 the Company has transitioned from an Exploration Stage Enterprise to a Development Stage Enterprise as defined in SEC Industry Guide 7. This change resulted from the commencement of development activities at the Hycroft Mine.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to fair values of acquired assets; mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations; environmental, reclamation and closure obligations; estimates of fair value for asset impairments; estimates of the fair value of stock options granted; estimates of recoverable gold in leach pad inventories; and the valuation allowances for deferred tax assets. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

Certain amounts for the three and nine months ended September 30, 2007 and at December 31, 2007 have been reclassified to conform to the 2008 presentation.

2. New Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company believes the adoption of this statement will have little or no effect on the consolidated financial position, results of operations, and disclosures of the Company. Currently, the Company does not have a planned business combination with an acquisition date on or after January 1, 2009.

ALLIED NEVADA GOLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. SFAS 160 is effective for the Company as of January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the consolidated financial position, results of operations, and disclosures of the Company.

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entities derivative and hedging activities. SFAS 161 is effective for the Company as of January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on the consolidated financial position, results of operations, and disclosures of the Company.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

In June 2008, the Emerging Issues Task Force issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 provides that equity-linked financial instruments denominated in a currency other than the issuers functional currency are not considered indexed to an entities own stock. Accordingly, those instruments must be accounted for in accordance with the FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As described in Note 10, the Company has issued 3,671,000 warrants to purchase the Company’s common stock for an exercise price of CDN$ 5.75 per share, which will be subject to the guidance in EITF No. 07-5. EITF No. 07-5 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of EITF No. 07-5 on the consolidated financial position, results of operations, and disclosures of the Company.

3. Inventories

The components of inventory are as follows (in thousands):

	September 30, 2008	December 31, 2007
Mine operating supply inventory	$1,842	$147
Ore on leachpads, work-in-process	390	—

	$2,232	$147

The recovery of gold from the Hycroft Mine’s oxide ore will be accomplished through a heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution, which dissolves the gold contained in the ore. The resulting “pregnant” solution is further processed in a plant where doré will be produced. Costs are added to ore on leach pads based upon current mining costs including applicable depreciation and amortization relating to mining operations. Costs are expected to be removed from ore on leach pads as ounces are recovered based on the weighted average cost per ounce.

4. Restricted Cash

In 2003, Hycroft Resources and Development, Inc. (“Hycroft”), a wholly-owned consolidated subsidiary, entered into an insurance-backed financial assurance program including a mine reclamation policy and a pollution legal liability policy for the Hycroft Mine. As part of the policy, Hycroft paid an insurance premium and deposited funds in a commutation account used to reimburse reclamation costs and indemnity claims paid by Hycroft. The insurance policy will cover reclamation costs in the event Hycroft defaults on payment of its reclamation costs up to an aggregate of $12.0 million. The insurance premium is being amortized over 14 years and the unamortized reclamation premium cost balance at September 30, 2008 and 2007 was $1.1 million and $1.2 million, respectively.

ALLIED NEVADA GOLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

In May 2008, Hycroft established a $6.8 million collateral account to support an additional surety bond in the amount of $6.8 million for the benefit of the Bureau of Land Management (BLM), which allowed the Company to resume mining operations at the Hycroft Mine.

Changes in the Company’s restricted cash are as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Beginning of year	$5,586	$5,320
Additions	6,800	—
Interest	192	198

End of period	$12,578	$5,518

5. Plant and Equipment

Plant and equipment consist of the following (in thousands):

	Depreciable life	September 30, 2008	December 31, 2007
Mine equipment	3 - 10 years	$29,676	$8,730
Buildings and leasehold improvements	3 - 10 years	3,333	3,212
Furniture, fixtures, and office equipment	2 - 3 years	367	172
Vehicles	3 - 5 years	741	135
Construction in progress		6,358	—

		40,475	12,249
Less: accumulated depreciation		(11,925)	(11,212)

		$28,550	$1,037

Allied Nevada depreciates its assets using a straight-line basis over the useful lives of the assets. The depreciable base of the assets is determined by reducing the historical acquisition costs by the estimate of salvage values for the assets being depreciated.

6. Mine Development Costs

The following table reflects the changes in mine development costs (in thousands):

	Nine Months Ended September 30,
	2008	2007
Beginning of year	$—	$—
Additions	8,194	—

End of period	$8,194	$—

Mine development costs consist primarily of: 1) the cost of removing overburden and waste materials (“stripping costs”) incurred prior to the commencement of production as defined in EITF No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry, and 2) ore reserve exploration costs incurred on properties after mineralization is classified as proven and probable reserves (as defined by SEC Industry Guide 7). Mine development costs are amortized using the units-of-production method based upon projected recoverable ounces.

As of September 30, 2008, we have placed more than a de minimus amount of gold bearing ore on our leach pads, which resulted in commencement of the production phase as specified in EITF No. 04-6. Accordingly, stripping costs incurred during the production phase of the mine will be accounted for as variable production costs that are included as a component of inventory to the extent product inventory exists at the end of a reporting period and those costs together with other production costs are less than the expected net realizable value of the gold expected to be sold or expensed as an abnormal cost of production as specified in SFAS No. 151 “Inventory Costs—An Amendment of ARB No. 43, Chapter 4.”

ALLIED NEVADA GOLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

7. Mineral Properties

The following table reflects the changes in the Company’s mineral properties (in thousands):

	Nine Months Ended September 30,
	2008	2007
Beginning of year	$76,394	$8,892
Acquisition of Pescio properties	—	70,517
Impairment	(432)	—
Cost recovery	(1,450)	(236)

End of period	$74,512	$79,173

In April 2008, Allied Nevada was informed by one of its joint venture partners that it was exercising a contractual right to terminate royalty agreements on nine properties and would be returning the exploration rights to Allied Nevada. The return of the properties required Allied Nevada to record an aggregate impairment of $432,000 relating to six of the properties.

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

8. Capital Leases

In the nine month period ended September 30, 2008, the Company has entered into three capital leases for mine equipment. All of the leases are for a 60-month term. The annual minimum lease payments for these 60-month leases total $715,000 plus applicable taxes. The weighted average effective interest rate for these capital leases is 6.02%.

In addition to these leases, in 2005, the Company had entered into capital leases for two light vehicles. The lease term for these light vehicles was 48 months and the total annual minimum lease payments payable under the terms of the lease are $12,000 plus applicable taxes. At the end of the lease term, the Company has the option to purchase the light vehicles for the total residual value of $9,000 plus applicable taxes. The weighted average effective interest rate for these light vehicles is 7.7%. These light vehicles are classified as Vehicles in Plant and equipment (Note 5).

Assets under capital lease are included in Plant and equipment (Note 5) and are summarized as follows (in thousands):

	September 30, 2008	December 31, 2007
Mine equipment	$3,659	$—
Vehicles	54	54
Less: accumulated depreciation	(124)	(48)

Net assets under capital leases	$3,589	$6

ALLIED NEVADA GOLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table reflects the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 2008 (in thousands):

Fiscal year	Minimum lease payments
2008	$223
2009	719
2010	715
2011	715
2012	715
2013	369
Less: interest	(372)

Net minimum lease payments under capital leases	3,084
Less: current portion	(599)

Long-term portion of net minimum lease payments	$2,485

9. Reclamation and Remediation Obligations and Premium Costs

Asset retirement obligations arise from the acquisition, development, construction and normal operation of mining property, plant and equipment, due to government controls and regulations that protect the environment on the closure and reclamation of mining properties. Changes in the reclamation and remediation obligations for the nine month period ended September 30, 2008 and 2007 are presented below (in thousands):

	Nine month period ended September 30,
	2008	2007
Beginning of period	$5,300	$4,663
Accretion expense	305	133

End of period	5,605	4,796
Less: current portion	(133)	—

Noncurrent balance	$5,472	$4,796

10. Shareholders’ Equity

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

Common Stock

The authorized share capital of Allied Nevada consists of 100,000,000 shares of common stock with a par value of $0.001 per share. In order to fund the reactivation of the Hycroft Brimstone Open Pit Mine the Company issued and sold 14,375,000 shares of common stock through an underwriting agreement in April 2008, which resulted in cash proceeds of $74.4 million. As of September 30, 2008, there were 57,426,462 shares of common stock issued and outstanding.

Warrants

On September 30, 2008, there were 3,671,000 warrants to purchase the Company’s common stock for an exercise price of CDN$ 5.75 per share. No warrants were exercised during the nine month period ended September 30, 2008.

All outstanding warrants as of September 30, 2008 originally had a term of two years and will expire on July 16, 2009. If the closing price of Allied Nevada’s common stock exceeds CDN$11.50 for 20 consecutive trading days at any time on the Toronto Stock Exchange, the Company may, by written notice to the warrant holders, elect to accelerate the expiration of the warrants to the date which is 30 days from delivery of such notice, following which the warrants will be cancelled.

ALLIED NEVADA GOLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

Description of Allied Nevada 2007 Stock Option Plan and Valuation of Stock Options

On February 7, 2007, the Board of Directors adopted the Allied Nevada 2007 Stock Option Plan (the “2007 Stock Option Plan”), which provides for grants to directors, officers, employees and consultants of Allied Nevada, or its subsidiaries, of options to purchase Allied Nevada common stock. Options granted under the 2007 Stock Option Plan may be either incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”), herein referred to as “incentive stock options,” or options which do not meet the requirements of Section 422(b) of the Code, herein referred to as “non-qualified stock options”. All grants made to date under the 2007 Stock Option Plan have been non-qualified stock options. Under the 2007 Stock Option Plan, as amended, 5,700,000 shares of the Company’s common stock were reserved for issuance under the Plan.

Information relating to the 2007 Stock Option Plan for the nine months ended September 30, 2008 is presented in the table below:

	Number of stock options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($000)
Outstanding on December 31, 2007	2,815,000	$4.34
Granted	1,098,500	5.90
Canceled	—
Exercised	(23,900)	4.30

Outstanding on September 30, 2008	3,889,600	4.78	7.6	3,951

Exercisable on September 30, 2008	1,260,923	$4.74	7.8	$1,323

At September 30, 2008, there was approximately $5.8 million of unrecognized stock compensation cost relating to outstanding unvested options. 926,329 options vested in the three month period ended September 30, 2008. The total value of the options granted during the nine month period ended September 30, 2008 was $3.1 million and will be expensed over the requisite service periods. During the nine month period ended September 30, 2008, the Company recognized compensation expense of $2.7 million for options granted pursuant to the 2007 Stock Option Plan.

The exercise price of the 2008 option grants was equal to the closing price of the Company’s common stock on the American Stock Exchange (n/k/a NYSE Alternext) on the grant date pursuant to the terms of the 2007 Stock Option Plan. Options granted under the 2007 Stock Option Plan in 2008 were five year non-qualified options and will vest in equal one-third installments over two to three years, until fully vested on either the second or third anniversary of the grant date.

A binomial option pricing model was used to determine the value of the options granted in 2008 pursuant to the terms of the 2007 Stock Option Plan. The options were valued based upon an assumption that suboptimal exercise of the options is expected to occur when the market price reaches twice the exercise price and on the following assumptions:

Nine month period ended September 30, 2008
Contractual term	5 years
Dividend yield	0.00%
Risk-free interest rate	2.42-3.65%
Volatility	50.00-55.10%
Estimated annual forfeiture rate	3.00%

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

The following is a summary of changes in the Company’s Special Options for the nine month period ended September 30, 2008:

	Number of special options	Weighted average exercise price	Weighted average remaining contractual term (years)
Outstanding on December 31, 2007	427,670	$2.98
Granted	—	—
Canceled	—	—
Exercised	(70,118)	2.34

Outstanding on September 30, 2008	357,552	3.14	1.9

Exercisable on September 30, 2008	357,552	$3.14	1.9

Exercise prices for options outstanding on December 31, 2007 and September 30, 2008, respectively have been converted into U.S. dollars from the stated Canadian dollar exercise amounts for the dates indicated. Realized exercise prices may vary depending upon the currency conversion rates at the time of the exercise.

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

The maximum number of shares of common stock issuable under the RSU Plan is currently set at 1,200,000. The Company has granted a total of 300,000 RSUs. The total value of the units granted was $1.3 million and will be expensed over a service period of three years. The units will vest annually on the anniversary of the grant date at a rate of one third of the total granted. The total compensation expense recognized under the RSU Plan for the nine month period ended September 30, 2008 was $0.3 million. For the nine month period ended September 30, 2008, no common stock was issued for any RSUs outstanding based upon a request from the holder. No RSUs were granted during the nine month period ended September 30, 2008.

ALLIED NEVADA GOLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

Preferred Stock

The authorized share capital of Allied Nevada includes 10 million shares of undesignated preferred stock with a par value of $0.001 per share. As of September 30, 2008 there were no shares of preferred stock issued or outstanding.

11. Income Taxes

For the three and nine month periods ended September 30, 2008 and 2007, the Company’s effective tax rate was 0%. No income tax benefit was recorded as the Company has set up a valuation allowance for the full amount of the future income tax asset created by the losses that may be carried forward. This valuation allowance is the primary difference between the benefit that would be recorded at the effective U.S. statutory rate and the amount included in these statements.

12. Supplemental Balance Sheet Disclosure

The following table summarizes balance sheet items that are not disclosed elsewhere and represent greater than 5% of total current assets or total current liabilities (in thousands):

	September 30, 2008	December 31, 2007
Prepaids and other
Prepaid claims	$1,071	$470
Prepaid insurance	326	285
Other prepaids and deposits	453	313

Total prepaids and other current assets	$1,850	$1,068

Accrued liabilities and other
Accrued compensation	$756	$360
Accrued directors fees	104	111
Other	73	—

Total accrued liabilities and other	$933	$471

13. Term Loan

In March 2008, a subsidiary of the Company entered into a credit agreement with Ionic Capital Corp. (“Ionic”), which allowed the subsidiary to borrow up to CDN$ 27.0 million. Amounts could have been borrowed under the credit agreement until July 2008 and were limited to working capital, operating, and capital expenditures related to the reopening and operation of the Hycroft Mine. Pursuant to the Credit Agreement, the Company was required to borrow CDN$ 10.0 million at the initiation of the Credit Agreement. At the end of May 2008, the Company voluntarily repaid all amounts then outstanding on the Credit Agreement of approximately CDN$ 10.1 million. As of September 30, 2008, no amounts are available to be drawn down on the Credit Agreement.

The Company incurred a standby and structuring fee, a draw down fee, and other related costs totaling approximately $1.7 million, which have been recognized as interest expense as a result of the voluntary repayment of the amount then outstanding on the Credit Agreement and no subsequent borrowing prior to July 2008. Interest costs incurred on the Credit Agreement for the nine month period ending September 30, 2008 of $0.2 million were capitalized and allocated to certain “qualifying assets” pursuant to Statement of Financial Accounting Standards No. 34, Capitalization of Interest Costs, and are included in Plant and equipment.

14. Related Party Transactions

Sierra Partners Consulting Agreement

On January 28, 2008, Allied Nevada amended its Investor Relations Services Agreement with Sierra Partners II LLC (“Sierra”) to assist the Company with its investor relations program and to provide consulting and advisory services regarding the North American investor market. Under terms of the amended agreement, Sierra will receive a monthly retainer of $5,000 and

ALLIED NEVADA GOLD CORP.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (unaudited)

reimbursement of reasonable out of pocket fees and expenses. The amended agreement will expire on December 31, 2008. W. Durand Eppler, an Allied Nevada director, currently serves as President of, and is a partner of, Sierra and, as a result, will benefit from this transaction to the extent of his interest in Sierra. Allied Nevada has paid Sierra $25,000 and $72,000, respectively, for the three and nine month period ended September 30, 2008. At September 30, 2008, Accounts payable included approximately $8,000 due to Sierra.

Provision of Legal Services

Cameron Mingay, an Allied Nevada director who was appointed in March 2007, is a partner at Cassels Brock & Blackwell LLP (Cassels Brock) of Toronto, Ontario, Canada, which since June 2007 has served as outside counsel to Allied Nevada in connection with Canadian corporate and securities law matters. Allied Nevada has paid Cassels Brock approximately $166,000 and $552,000, respectively, for legal services rendered for the three and nine month periods ended September 30, 2008. At September 30, 2008, Accounts payable included approximately $7,000 due to Cassels Brock.

Credit Agreement

As described in Note 13, on March 17, 2008 a subsidiary of the Company entered into a Credit Agreement with Ionic Capital Corp. (Ionic), which allowed the subsidiary to borrow up to CDN$ 27.0 million. Robert Buchan, Executive Chairman of Allied Nevada’s Board of Directors, as disclosed to the Board of Directors, participated as an investor in the Credit Facility. Allied Nevada paid $42,000 to Ionic for interest on the Credit Agreement and approximately $1.7 million for a standby and structuring fee, a drawdown fee, and other loan related costs for the nine months ended September 30, 2008. As discussed in Note 13, at the end of May 2008 the Company voluntarily repaid all amounts then outstanding on the Credit Agreement.

15. Loss Per Share

As discussed in Note 1, the Company commenced operations as an independent newly formed and publicly held entity on May 10, 2007. Accordingly, basic and diluted net loss per common share is not presented for periods prior to May 10, 2007.

On September 30, 2008, there were 3,671,000 warrants outstanding, 3,889,600 options granted under the Allied Nevada Stock Option Plan outstanding, 357,552 options granted under the Allied Nevada Special Stock Option plan outstanding, and 300,000 restricted share units outstanding that were not included in diluted loss per share because inclusion would have been anti-dilutive.

16. Subsequent Events

Sale of Mineral Interest Property

In October 2008, Allied Nevada sold its 50% interest in the Wonder mineral property consisting of approximately 70 patented mining claims for $0.6 million. The Company expects to record a gain on disposition of its interest in the fourth quarter of 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) of the consolidated operating results and financial condition of Allied Nevada Gold Corp. (“Allied Nevada”) for the three and nine month periods ended September 30, 2008 have been prepared based on information available to us as of November 10, 2008. This MD&A should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2007 and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Operations

The Company commenced mining operations in August 2008 and in the third quarter of 2008 removed 2,670,000 tons of overburden and placed 205,000 tons of ore with fire assay gold grade of 0.0076 ounces per ton on our leach pad. The initial ore grades were lower than the expected life of mine average.

The mining of ore and waste is expected to increase considerably in the fourth quarter of 2008 due to a full quarter of mining activity and the recent engagement of a mining services contractor to supplement our mining capacity. At the end of September 2008, we began processing operations by applying a cyanide leaching chemical solution to our leach pad and we expect to produce a nominal amount of doré by the end of 2008.

Results of Operations

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Allied Nevada had a consolidated net loss for the three month period ended September 30, 2008, of $9,747,000 compared to a consolidated net loss of $3,387,000 for the same period in 2007. The increase in the consolidated net loss of $6,360,000 is largely due to an increase of $2,616,000 in exploration, property evaluation and holding costs, an increase of $419,000 in corporate general and administrative costs, $2,348,000 of mine start up costs, and $602,000 of interest expense.

Mine start up costs

During the three month period ended September 30, 2008, we expensed $2,348,000 of start up costs consisting primarily of salaries and benefits for employees at the Hycroft Mine site, including mine site general and administrative, mining, and process operations costs. There were no comparable costs incurred during the same period in 2007.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased to $4,328,000 in the three month period ended September 30, 2008, as compared with $1,712,000 for the same period in 2007. The principal variances from the 2007 period are as follows:

•

We expensed $3,833,000 of costs related to exploration activities at the Hycroft Mine in the third quarter of 2008. These expenses were primarily related to drilling and assaying costs. During the three month period ended September 30, 2008, about 85 drill holes were completed for a total of approximately 84,000 feet drilled. The objective of the drilling program was to confirm and expand the existing oxide gold reserves and resources and to test the economic viability of the sulfide gold and silver mineralization on the Hycroft property. Most of the drill holes encountered both oxide and sulfide mineralization.

From July 1, 2007 through September 30, 2007, we expensed approximately $957,000 in preliminary exploration activities consisting of use of a single reverse circulation drill, collection and assaying of surface mineral samples, geologic field work using gravimetric and induced polarization techniques, and geologic and aerial survey mapping.

•

After completion of the Arrangement pursuant to the Arrangement Agreement on May 10, 2007, Allied Nevada began operating as an independent company and employed its own exploration geologists in the corporate office. For the three month period ended September 30, 2008, the costs of these exploration salaries, benefits and travel expenses were $204,000. In the same period of 2007, we incurred approximately $168,000 of exploration salaries, benefits, and travel costs.

•	In the third quarter of 2007 we incurred care and maintenance costs of $425,000. We did not incur care and maintenance costs in the third quarter of 2008.

Corporate general and administrative costs

Corporate general and administrative costs increased to $2,238,000 in the three months ended September 30, 2008, compared to $1,819,000 for the same period in 2007. The increase of $419,000 for the 2008 period can be attributed to a number of factors:

•

In order to maintain the stock listings of Allied Nevada on the Toronto Stock Exchange and American Stock Exchange (n/k/a NYSE Alternext), for the three months ended September 30, 2008 listing fees, investor relations fees, and shareholder communication costs have amounted to $231,000 compared to $60,000 in the same period of 2007.

•

In the three months ended September 30, 2008, we recognized stock based compensation expense of $828,000 from the Allied Nevada Stock Option Plan, resulting from grants of options to purchase shares of common stock as well as a grant of 300,000 Restricted Share Units pursuant to the Allied Nevada Restricted Share Plan compared to $687,000 in the same period in 2007.

•

In the three months ended September 30, 2008 compensation, benefits, and employee related costs increased to $572,000 compared to $458,000 in the same period of 2007. The increase is the result of the hiring of additional corporate staff compared to the 2007 period.

Depreciation and amortization

In the three months ended September 30, 2008, depreciation and amortization expense was $314,000 compared to $92,000 in the same period of 2007, substantially all of the increase was attributable to the depreciation of capital assets acquired in 2008.

Asset retirement obligation and closure costs

Allied Nevada recorded accretion expense of $104,000 in the three months ended September 30, 2008 compared to $89,000 in the same period of 2007. The accretion expense in the three months ended September 30, 2008 and 2007, respectively, was based on a risk-free credit adjusted rate of 7.5%.

Other income and expense

Interest income

Allied Nevada earned $271,000 in interest income in the three months ended September 30, 2008 compared to $325,000 for the same period in 2007. The decrease of $54,000 is attributable to a decrease in interest earned on our liquid savings accounts of $62,000 and an increase in interest earned on the Hycroft Mine restricted cash account of $13,000. Although the Company had higher cash balances in the third quarter of 2008 compared to the same period of 2007, the decrease in interest earned on the liquid savings account is attributable to lower interest rates during the 2008 period as compared to the same period in 2007.

Interest expense

Allied Nevada incurred $602,000 of interest expense in the three months ended September 30, 2008, which consisted primarily of recognizing interest expense of the remaining balance of deferred loan costs on the credit agreement. There was no interest expense in the same period of 2007.

Other income (expense)

Other expense, net for the three months ended September 30, 2008 totaled $84,000 compared to no other income for the same period in 2007. Other expense for the 2008 period consisted of a net realized foreign exchange loss of approximately $95,000, partially offset by a gain of $13,000 resulting from the sale of a mineral interest property.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Allied Nevada had a consolidated net loss for the nine month period ended September 30, 2008, of $26,474,000 compared to a consolidated net loss of $5,476,000 for the same period in 2007. The increase in the consolidated net loss of $20,998,000 is largely due to an increase of $12,289,000 in exploration, property evaluation and holding costs, an increase of $3,633,000 in corporate general and administrative costs, $2,640,000 of mine start up costs, and $1,825,000 of interest expense.

Mine start up costs

We expensed $2,640,000 of start up costs consisting primarily of salaries and benefits for employees at the Hycroft Mine site, including mine site general and administrative, mining, and process operations costs. There were no comparable costs incurred during the same period in 2007.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased to $14,810,000 in the nine month period ended September 30, 2008, as compared with $2,521,000 for the same period in 2007. The principal variances from the 2007 period are as follows:

•

We have expensed $11,801,000 of costs related to exploration activities at the Hycroft Mine during the nine month period ended September 30, 2008. These expenses were primarily related to drilling and assaying costs. During the same period, about 327 drill holes were completed for a total of approximately 225,000 feet drilled. The objective of the drilling program was to confirm and expand the existing oxide gold reserves and to test the economic viability of the sulfide gold and silver mineralization on the Hycroft property. Most of the drill holes encountered both oxide and sulfide mineralization.

From May 10, 2007 through September 30, 2007, we expensed approximately $1,093,000 in preliminary exploration activities consisting of use of a single reverse circulation drill, collection and assaying of surface mineral samples, geologic field work using gravimetric and induced polarization techniques, and geologic and aerial survey mapping.

•

After completion of the Arrangement pursuant to the Arrangement Agreement on May 10, 2007, Allied Nevada began operating as an independent company and employed its own exploration geologists in the corporate office. For the nine month period ended September 30, 2008, the costs of these exploration salaries, benefits and travel expenses were $632,000 compared to $193,000 from May 10, 2007 through September 30, 2007.

•

The cost of maintaining the Hycroft Mine site on care and maintenance was $514,000 higher for the nine months ended September 30, 2008 when compared to the same period of 2007. Higher care and maintenance costs were incurred during the first half of 2008 as we engaged in maintenance activities to ensure that the property could operate in view of our decision to reactivate the mine.

Corporate general and administrative costs

Corporate general and administrative costs increased to $6,997,000 in the nine months ended September 30, 2008, compared to $3,364,000 for the same period in 2007. The increase of $3,633,000 for the 2008 period can be attributed to a number of factors:

•

In the nine months ended September 30, 2008, we recognized stock based compensation expense of $2,961,000 from the Allied Nevada Stock Option Plan, resulting from grants of options to purchase shares of common stock as well as a grant of 300,000 Restricted Share Units pursuant to the Allied Nevada Restricted Share Plan compared to $644,000 in the same period of 2007. The increase in total stock based compensation expense is attributable to nine months of such expense in 2008 compared to three months of expense in 2007 and $923,000 resulted from option grants in May and June 2008 being one-third vested at the time of grant (Note 10). Additionally, Vista’s stock based compensation allocations to us, which are described above and included in the above allocated expenses, were $65,000 in the same period of 2007.

•

In the nine months ended September 30, 2008 compensation, benefits, and employee related costs increased to $1,772,000 compared with $894,000 for the same period in 2007. The increase is a result of nine months of expense in 2008 compared to four months in 2007 and hiring of additional corporate staff.

•

In order to maintain the stock listings of Allied Nevada on the Toronto Stock Exchange and American Stock Exchange (n/k/a NYSE Alternext), for the nine months ended September 30, 2008 listing fees, investor relations fees, and shareholder communication costs have amounted to $477,000 compared to $346,000 in the same period of 2007.

•

In the nine months ended September 30, 2008, we were not allocated any of Vista’s general and administrative (“G&A”) expenses, while in same period of 2007, $383,000 of the G&A expenses were allocated from Vista.

Depreciation and amortization

In the nine months ended September 30, 2008, depreciation and amortization expense was $539,000 compared to $250,000 in the same period of 2007, substantially all of the increase was attributable to the depreciation of capital assets acquired in 2008.

Asset retirement obligation and closure costs

Allied Nevada recorded accretion expense of $305,000 in the nine months ended September 30, 2008 compared to $133,000 in the same period of 2007. The accretion expense in the nine months ended September 30, 2008 and September 30, 2007, respectively, was based on a risk-free credit adjusted rate of 7.5%.

Other income and expense

Interest income

Allied Nevada earned $819,000 in interest income in the nine months ended September 30, 2008 compared to $742,000 for the same period in 2007. The increase of $77,000 is attributable to an increase in interest earned on our liquid savings accounts of $327,000 and a decrease in interest earned on the Hycroft Mine restricted cash account of $6,000, which was offset by a reduction of $241,000 in the allocation of interest income from Vista. The increase in interest earned on the liquid savings account is attributable to higher cash balances available to be invested and the decrease in interest earned on the Hycroft Mine restricted cash account is due to lower interest rates during the 2008 period as compared to the same period in 2007.

Interest expense

Allied Nevada incurred $1,825,000 of interest expense in the nine months ended September 30, 2008 compared to $11,000 in the same period of 2007. $1,748,000 of the Company’s interest expense was attributable to the Ionic term loan described in Note 13 to the Condensed Consolidated Financial Statements. Approximately $1.1 million of deferred loan costs were expensed as a result of a voluntary repayment on the Ionic term loan of CAD$ 10.0 million in May 2008. Under the terms of the Ionic credit agreement, CDN $17.0 was available to be drawn down through the end of July 2008. The Company did not borrow any amounts after it voluntarily repaid the initial drawdown described above. Consequently, the Company recognized the remaining balance of deferred loan costs of approximately $0.6 million on as interest expense in July 2008.

Impairment of mineral interests

As discussed in Note 7 to the Condensed Consolidated Financial Statements, Allied Nevada incurred an impairment of $432,000 for the nine month period ended September 30, 2008 relating to termination of royalty agreements and exploration rights on nine mineral properties by a joint venture partner in April 2008. There were no mineral interest impairments for the nine month period ending September 30, 2007.

Other income (expense)

Other income, net for the nine months ended September 30, 2008 totaled $255,000 compared to $61,000 for the same period in 2007. Other income for the 2008 period consisted mainly of a net realized foreign exchange gain of approximately $48,000 and a gain of $209,000 resulting primarily from the sale of mineral interest properties.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Cash used in operations was $16,182,000 in the nine month period ended September 30, 2008, compared to $3,950,000 in the same period of 2007. The increase in cash used in operating activities of $12,232,000 for the nine month period ended September 30, 2008 is primarily attributable to the increase in the consolidated net loss of $20,998,000 for the nine months ended September 30, 2008, which was offset by an increase of $5,778,000 in cash provided from trade accounts payable, an increase of $2,344,000 of non-cash stock based compensation expense, and $1,748,000 of non-cash amortization of deferred loan costs.

Investing activities

Net cash flows used in investing activities in the nine month period ended September 30, 2008 increased to $38,356,000 from $15,146,000 in the same period of 2007. The increase of $23,210,000 for the 2008 period resulted from the following factors:

•

In the nine months ended September 30, 2008, we acquired $25.2 million of capital items consisting primarily of a used mining fleet, the completion of a one million square foot leach pad expansion, and a new refinery.

•

In the nine months ended September 30, 2008, we incurred $7.8 million in capitalized mine development costs attributable to the proven and probable reserves at the Hycroft Mine consisting primarily of capitalized stripping costs and ore reserve exploration costs.

•

In May 2008, the Company established a $6.8 million collateral account to support an additional surety bond in the amount of $6.8 million for the benefit of the Bureau of Land Management (BLM), which allowed the Company to resume mining operations at the Hycroft Mine. There was no comparable transaction in the nine month period ended September 30, 2007. Additionally, for the nine month period ended September 30, 2008 we earned interest of $192,000 on our restricted cash balances.

•

In the nine month period ended September 30, 2008, the Company entered into three capital leases for mining equipment in exchange for down payments of $0.3 million and $3.2 million of capital lease obligations. $3.2 million of $3.5 million of equipment acquired has been reflected as a non-cash financing and investing activity on our Condensed Consolidated Statement of Cash Flows for the three and nine month period ended September 30, 2008.

•

In the nine months period ended September 30, 2007, the Company acquired the Pescio Nevada Assets in exchange for $15.0 million and 12.0 million shares. There was no comparable acquisition of mineral interests in the nine month period ended September 30, 2008.

•	During the nine months ended September 30, 2008, we received proceeds from the sale of mineral interest properties of $1,025,000. These were no comparable sales in the same period of 2007.

Financing activities

The net cash provided by financing activities was $67,349,000 in the nine months ended September 30, 2008 compared to $40,853,000 in the same period of 2007. The increase of $26,496,000 in cash provided by financing activities is the result of the following factors:

•

In April 2008, Allied Nevada sold and issued 14,375,000 shares of its common stock in public offering and received gross proceeds of CDN$ 74.4 million or approximately $74.5 million based upon the U.S./Canadian exchange rate on the closing date. We incurred approximately $5.2 million of costs in connection with the April 2008 offering. There was no comparable public offering in the same period of 2007.

•	In May 2007, Vista in connection with the Arrangement Agreement paid Allied Nevada $25.0 million. There was no comparable payment from Vista to Allied Nevada in the 2008 period.

•

In July 2007, the Company sold and issued 3,696,000 shares in a private placement and received gross proceeds of CDN $17.0 million or approximately $16.3 million based upon the U.S./Canadian exchange rate on the closing date. There was no comparable private offering in 2008.

•

In March 2008, Allied Nevada borrowed $9.7 million (CDN$ 10.0 million) from Ionic Capital Corp. (“Ionic”) and paid $1.7 million of deferred loan costs to Ionic. After completion of the public offering described above, Allied Nevada voluntarily repaid CDN$ 10.0 million ($10.1 million). There were no comparable borrowings and repayments of debt in the same period of 2007.

Liquidity and Capital Resources

At September 30, 2008, our total assets increased to $162.9 million from $106.5 million at December 31, 2007. Most of the increase in total assets is attributable to the net proceeds from the April 2008 offering described above.

At September 30, 2008, we had working capital of $27.9 million compared to working capital of $19.7 million at December 31, 2007, representing an increase of $8.2 million. The increase is attributable to the $12.8 million increase in cash discussed above, and an increase in inventory of $2.1 million, which was partially offset by a $6.5 million increase in accounts payable and an increase in accrued liabilities and current capital lease obligations of $1.0 million.

At September 30, 2008, we had cash and cash equivalents totaling $32.9 million. All cash equivalents were invested in high quality short-term money market instruments, including bankers’ acceptances, bank notes, certificates of deposit, government securities, commercial paper and repurchase agreements of domestic and foreign issuers. At September 30, 2008, we had no funds invested in asset backed commercial paper.

Off-Balance sheet arrangements

Allied Nevada has no off-balance sheet arrangements.

Contractual obligations

In October 2008, a subsidiary of the Company entered into an agreement with a mining services contractor to mine and haul overburden and ore. The Company will pay the mining services contractor an hourly fee, and a mobilization and demobilization fee. The Company will provide fuel for the operation of the mining contractor’s fleet. The purpose of the contract is to supplement the Company’s existing mining fleet and expedite the removal of overburden and placement of ore on the Company’s leach pad. The Company anticipates its mining and hauling capacity will increase by approximately 15,000 tons per day.

Outlook

The Company intends to evaluate the mineral potential of several of the land positions in our portfolio during the fourth quarter of 2008 and in 2009. These activities include but are not limited to the following:

•	Activities in connection with the reactivation of the Hycroft Mine:

•	Refine the Hycroft Health, Safety and Environmental Management Systems

•	Complete staffing of operational personnel

•	Complete construction of the new leach pad

•	Continue repairs on site infrastructure

•	Interpret geophysical anomalies and identify future exploration targets

•	Complete a third phase oxide reserve and resource development drilling program at Hycroft in 2009

•	Update oxide ore reserve and resource and sulphide resource calculation for Hycroft in 2009

•	Continue the third phase deep sulfide gold and silver resource development program at Hycroft in 2009

•	Initiate exploration field work to develop drill targets on the priority projects for 2009

•	Continue to expand infrastructure required to operate as a publicly traded company. The activities planned for the remainder of the year are as follows:

•	Complete staffing requirements at the head office and the Hycroft Property. Total number of employees is estimated to be approximately 160 by year-end.

•	Continue the development of accounting, finance and land monitoring systems.

•	Refine systems required to manage the Human Resource function.

•	Evaluate gold production expansion options, including but not limited to stacking solutions, crushing ore, and expanding the mining fleet.

•	Evaluate opportunities to realize value from the Company’s portfolio of mineral properties by entering into joint venture agreements or selling uncommitted properties.

Critical Accounting Policies and Estimates

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and follow the same accounting policies and methods of their application as the most recent annual financial statements. See Management’s Discussion and Analysis and the financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of our critical accounting policies and estimates.

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

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entities derivative and hedging activities. SFAS 161 is effective for the Company as of January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on the consolidated financial position, results of operations, and disclosures.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

In June 2008, the Emerging Issues Task Force issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 provides that equity-linked financial instruments denominated in a currency other than the issuers functional currency are not considered indexed to an entities own stock. Accordingly, those instruments must be accounted for in accordance with the FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As described in Note 10, the Company has issued 3,671,000 warrants to purchase the Company’s common stock for an exercise price of CDN$ 5.75 per share, which will be subject to the guidance in EITF No. 07-5. EITF No. 07-5 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of EITF No. 07-5 on the consolidated financial position, results of operations, and disclosures of the Company.

Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report constitute “forward-looking statements”. All statements, other than statements of historical facts, included herein and in press releases and public statements by our officers or representatives, that address activities, events or developments that management of Allied Nevada expects or anticipates will or may occur in the future, are forward-looking statements, including but not limited to such things as future business strategy, plans and goals, competitive strengths, expansion and growth of our business, plans for reactivation of the Hycroft Mine including anticipated scheduling and production estimates, as well as estimated capital and other costs, technical risks associated with the Hycroft reactivation project, the availability of outside contractors, results of exploration drilling programs at Hycroft, current estimates of gold oxide mineralized material, potential for upgrading and expanding oxide gold mineralized material and extension of life of the oxide project, results of evaluation of underlying sulfide mineralization at Hycroft, future gold prices, availability and timing of capital, anticipated cash flows, estimated completion dates, estimated exploration expenditures, operations, proven or probable reserves, mineralized material, current working capital, and cash operating costs.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe” “target”, “budget”, “may”, “schedule” and similar words or expressions identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among others:

•	Business-related risks including:

•	Risks related to our lack of operating history;

•	Risks relating to the reactivation of the Hycroft Mine including:

•	uncertainties relating to obtaining or retaining approvals and permits from governmental regulatory authorities;

•	risks of delays in completion of construction;

•	risks of shortages of equipment or supplies; and

•	risks of inability to achieve anticipated production volume or manage cost increases;

•	Risks that our acquisition, exploration and evaluation activities will not be commercially successful;

•	Risks relating to fluctuations in the price of gold;

•	The inherently hazardous nature of mining activities;

•	Uncertainties concerning estimates of reserves and mineralized material;

•	Uncertainty of being able to raise additional capital on favorable terms or at all;

•	Risks relating to intense competition within the mining industry;

•	Our dependence on outside sources to place mineral properties into production;

•	Potential effects on our operations of U.S. federal and state governmental regulation, including environmental regulation and permitting requirements;

•	Risks of significant cost increases;

•	Uncertainties concerning availability of equipment and supplies;

•	Risks relating to our dependence on third parties that are responsible for exploration and development on some of our properties;

•	Risks that we may lose key personnel or fail to attract and retain personnel;

•	Risks that we may experience difficulty in managing our growth;

•	Potential challenges to title in our mineral properties;

•	Risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval; and

•	Risks related to the heap leaching process, including but not limited to gold recovery rates, gold extraction rates, and the grades of ore placed on our leach pads.

•	Risks related to our common stock, including:

•	Potential volatility in the trading price of our common stock;

•	Risks inherent in accurately valuing our common stock; and

•	Potential adverse effect of future sales of our common stock on the trading price of our common stock.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The gold price fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $836 by December 31, 2007 and has since fallen to $731 on October 28, 2008. The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

As of September 30, 2008 we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our voluntary repayment of the Ionic term loan as described in Note 13 and the conversion of substantially all of the net proceeds from the April 2008 offering from Canadian to U.S. dollars. On September 30, 2008, cash and cash equivalents included CDN $2.5 million dollars ($2.4 million). Allied Nevada intends to use these Canadian dollar balances to pay its Canadian vendors.

We do not have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 4.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We are a development-stage venture with minimal operating history as an independent company. We were incorporated in September 2006 and commenced operations in May 2007 with properties and other mineral assets formerly held by Vista and the Pescios. None of these properties is currently producing gold in commercial quantities and there can be no assurance that these properties, or others that may be acquired by us in the future, will produce gold in commercial quantities or otherwise generate operating earnings. Although our properties include the Hycroft Mine, operations at the Hycroft Mine were suspended in December 1998, and the site was placed on a care and maintenance program. Our Board of Directors recently approved the reactivation of the Hycroft Brimstone Open Pit Mine, and we have started the reactivation. Even though mining activities at the Hycroft Mine have re-commenced or if development activity on other properties is commenced, we may continue to incur losses beyond the period of commencement of such activity. There is no certainty that we will produce revenue, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, investors might not be able to realize returns on their investment in our common stock or keep from losing their investment. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

The reactivation of the Hycroft Brimstone Open Pit Mine is subject to risks including delays in completion and we may be unable to achieve anticipated production volume or manage cost increases.

Completion of the reactivation of the Hycroft Mine is subject to various factors, including the availability and performance of our engineering and construction contractors, suppliers and consultants and receipt and maintenance of required governmental approvals. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or delay or failure to receive or maintain required governmental approvals, could delay or prevent the reactivation of the Hycroft Mine as currently planned. There can be no assurance:

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

Although we believe that we have obtained sufficient funds to complete the reactivation of the Hycroft Mine, we cannot provide assurance of this. Furthermore, if the actual cost to complete the project is significantly higher than currently expected, there can be no assurance that we will have sufficient funds to cover these costs or that we will be able to obtain alternative sources of financing to cover these costs. Unexpected cost increases, reduced gold prices or the failure to obtain necessary additional financing on acceptable terms to complete the reactivation of the Hycroft Mine on a timely basis, or to achieve anticipated production capacity, could have a material adverse effect on our future results of operations, financial condition and cash flows.

We cannot be certain that our acquisition, exploration and evaluation activities will be commercially successful.

Although we have recently commenced activities in connection with our reactivation of the Hycroft Mine, we currently have no properties that produce gold in commercial quantities. Substantial expenditures are required to acquire existing gold properties, to establish ore reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot provide assurance that any gold reserves or mineralized material acquired or discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis. Whether income will result from the Hycroft Mine depends on the successful re-establishment of mining operations. Factors including costs, actual mineralization, consistency and reliability of ore grades and commodity prices affect successful project development. The reactivation and efficient operation of processing facilities, the existence of competent operational management and prudent financial administration, as well as the availability and reliability of appropriately skilled and experienced consultants also can affect successful project development which, in turn, could have a material adverse effect on our future results of operations.

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

The exploration and development of our development properties, specifically our reactivation of the Hycroft Mine and other construction of mining facilities and commencement of mining operations, will require significant capital investment to achieve commercial production. We may have to raise additional funds from external sources in order to complete reactivation of the Hycroft Mine, maintain and advance our existing property positions and to acquire new gold projects. There can be no assurance that additional financing will be available at all or on acceptable terms and, if additional financing is not available to us, we may have to substantially reduce or cease operations.

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

Our ability to place our properties into production will be dependent upon using the services of appropriately experienced personnel or contractors and purchasing additional equipment, or entering into agreements with other major resource companies that can provide such expertise or equipment. There can be no assurance that we will have available to us the necessary expertise or equipment when and if we place our mineral deposit properties into production. If we are unable to successfully retain such expertise and equipment, our development and growth could be significantly curtailed.

In connection with the reactivation of the Hycroft Mine, important requirements for us to achieve gold production as currently scheduled include the availability of experienced personnel or the availability of additional mining equipment and vehicles to complete the mining of overburden. There can be no assurance that above resources will be available to us on a timely basis or on terms acceptable to our management. If we are unable to secure such resources, our development and growth could be significantly curtailed.

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

All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our projects. We will be subject to environmental regulations with respect to our properties in Nevada, under applicable federal and state laws and regulations. In connection with the reactivation of our Hycroft Mine, we will be dependent upon receipt of environmental approvals including reclamation bond approval, the timing of which will be critical to our ability to restart production as currently scheduled.

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

As a reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”), we are subject to certain provisions of the Sarbanes-Oxley Act of 2002. This Act, and related rules and regulations adopted by the SEC and stock exchanges, affects corporate governance, securities disclosure, compliance practices, disclosure controls and procedures, and financial reporting and accounting systems. Section 404 of the Sarbanes-Oxley Act of 2002, for example, requires companies subject to the reporting requirements of the United States securities laws to do a comprehensive evaluation of their internal controls over financial reporting. Beginning with our annual report on Form 10-K for the year ending December 31, 2008, we will need to document and test our internal control procedures, our management will need to assess and report on our internal control over financial reporting and our independent accountants will need to issue an opinion on the effectiveness of those controls. If we fail to comply with Section 404 when we are required to comply, or if we or our independent auditors identify issues in our compliance with requirements relating to internal controls, we may be prevented from providing the required financial information in a timely manner (which could materially and adversely impact our business, financial condition and the trading price of our common stock), or be prevented from otherwise complying with the standards applicable to Allied Nevada as a public company, which could subject us to adverse regulatory consequences.

Some of our directors may have conflicts of interest as a result of their involvement with other natural resource companies.

Some of our directors are directors or officers of other natural resource or mining-related companies, or may be involved in related pursuits that could present conflicts of interest with their roles at Allied Nevada. Robert Buchan is Chairman of Extract Resources Limited and of Phoenix Coal and a director of Polyus Gold. W. Durand Eppler is CEO and a director of Coal International PLC, a director of Vista, a director of Augusta Resource Corporation and director and non-executive Chairman of NEMI Northern Energy & Mining Inc. Terry M. Palmer is a director of Apex Silver Mines Limited. Michael B. Richings is Executive Chairman and Chief Executive Officer and a director of Vista and is a director of Zaruma Resources Inc., which holds interests in mining properties. John Ivany is a director of Breakwater Resources Ltd., Eurogas International Ltd., and of B2Gold. Cameron Mingay is a director of Silver Bear Resources Inc., BlackRock Metals, and of European Goldfields. Bruce Sinclair is a director of Virsare Inc. Robert G. Wardell is Vice-President, Finance and Chief Financial Officer of Victory Nickel Inc., and a director of Phoenix Coal and Katanga Mining Limited. Carl Pescio is a director of Tornado Gold International Corp. As well, Mr. Pescio may pursue ventures with mining properties other than those held by Allied Nevada. As a condition to completion of the Arrangement, Mr. Pescio entered into non-competition and professional service agreements with us. These associations may give rise to conflicts of interest from time to time. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict to a meeting of the directors of the company in question and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or management, may have a conflict.

Risks Relating to Our Common Stock

Our common stock has only recently begun trading and the market price of our shares may fluctuate widely.

Our common stock began trading in May 2007 and there can be no assurance that an active trading market for Allied Nevada common stock will be sustained in the future. We cannot predict the prices at which Allied Nevada common stock may trade. The market price of the common stock may fluctuate widely, depending upon many factors, some of which may be beyond the control of Allied Nevada including, but not limited to, fluctuations in the price of gold; announcements by us or competitors of significant acquisitions or dispositions; and overall market fluctuations and general economic conditions. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Investors may be unable to accurately value our common stock.

Investors often value companies based on the stock prices and results of operations of other comparable companies. Currently, we do not believe another public gold exploration company exists that is directly comparable to our size and scale. Further, the Pescios’ assets had previously been privately held. Prospective investors, therefore, have limited historical information about certain of the properties held by Allied Nevada upon which to base an evaluation of Allied Nevada’s performance and prospects and an investment in our common stock. As such, investors may find it difficult to accurately value our common stock.

Future sales of our common stock in the public or private markets could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.

Future sales of substantial amounts of our common stock or equity-related securities in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. As of November 10, 2008, 57,426,462 shares of our common stock were outstanding, of which 25,403,207 were issued to Vista shareholders pursuant to the Arrangement in reliance on the exemption from registration under the Securities Act pursuant to Section 3(a)(10) thereof and are freely transferable by persons other than affiliates of Allied Nevada or Vista without restriction or registration under the Securities Act and 1,529,848 shares were retained by Vista to facilitate payment of taxes by Vista. As well, 12,000,000 shares were issued to the Pescios who subsequently transferred an aggregate of 2,700,000 of those shares to two transferees. The Allied Nevada shares held by the Pescios and their transferees are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including an exemption contained in Rule 144 under the Securities Act. We were obligated to register 35% of these shares, or 4,200,000, for resale and accordingly filed with the SEC a registration statement on Form S-1 to register those shares for resale. The registration statement was declared effective by the SEC on August 7, 2007. With that registration statement we also registered for resale 3,696,000 shares of common stock that we issued in July 2007 as part of a private placement of 3,696,000 units, each comprised of one share of common stock and one common share purchase warrant. We also agreed to register for resale the shares issuable on warrant exercise at a later date and we also plan to register for resale an aggregate of 229,700 shares underlying the finder warrants we issued as partial compensation to one of the finders in the transaction. In April 2008, we completed a public offering and issued an aggregate of 14,375,000 shares of common stock. We cannot predict the effect, if any, that future sales of our common stock, or the availability of our shares for future sale, will have on the trading price of our common stock.

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

ALLIED NEVADA GOLD CORP. (Registrant)

Date: November 13, 2008	By:	/s/ Scott A. Caldwell
Scott A. Caldwell President and Chief Executive Officer

Date: November 13, 2008	By:	/s/ Hal D. Kirby
Hal D. Kirby Vice President and Chief Financial Officer