Form 10-K
period 2008-12-31
Allied Nevada Gold Corp
filed 2009-03-16
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-33119

ALLIED NEVADA GOLD CORP.

(Exact name of Registrant as specified in its charter)

Delaware	20-5597115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9600 Prototype Court, Reno Nevada 89521

(775) 358-4455

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	NYSE-Alternext U.S.

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

Large Accelerated Filer  ☐      Accelerated Filer  ☒      Non-accelerated Filer  ☐      Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting Common Stock held by non-affiliates as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $272,470,122 based on the last reported sale price of the Common Stock on the American Stock Exchange on that date.

Number of shares outstanding of the registrant’s Common Stock as of March 10, 2009: 57,433,144

Documents Incorporated by Reference:

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A for the 2009 Annual Meeting of Stockholders are hereby incorporated by reference into this report. See Part III.

Note Regarding Forward-Looking Statements

In addition to historical information, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included herein and in press releases and public statements by our officers or representatives, that address activities, events or developments that management of Allied Nevada expects or anticipates will or may occur in the future, are forward-looking statements, including but not limited to such things as future business strategy, plans and goals, competitive strengths, expansion and growth of our business, plans for reactivation of the Hycroft Mine including anticipated scheduling and production estimates, as well as estimated capital and other costs, technical risks associated with the Hycroft reactivation project, the availability of outside contractors, results of exploration drilling programs at Hycroft, current estimates of gold oxide mineralized material, potential for upgrading and expanding oxide gold mineralized material and extension of life of the oxide project, results of evaluation of underlying sulfide mineralization at Hycroft, future gold prices, availability and timing of capital, anticipated cash flows, estimated completion dates, estimated exploration expenditures, operations, proven or probable reserves, mineralized material, current working capital, and cash operating costs.

These statements can be found under “Part I—Item 1. Business”, Part I—Item 1A. Risk Factors”, Part I—Item 2. Properties”, Part I—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere throughout this Annual Report on Form 10-K. The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “target”, “budget”, “may”, “schedule” and similar words or expressions identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among others:

•	Business-related risks including:

•	Risks related to our limited operating history;

•	Risks relating to the reactivation and operation of the Hycroft Mine including:

•	uncertainties relating to obtaining or retaining approvals and permits from governmental regulatory authorities;

•	risks of shortages of equipment or supplies; and

•	risks of inability to achieve anticipated production volume or manage cost increases;

•	Risks that our acquisition, exploration and evaluation activities will not be commercially successful;

•	Risks relating to fluctuations in the price of gold;

•	The inherently hazardous nature of mining activities;

•	Uncertainties concerning estimates of reserves and mineralized material;

•	Uncertainty of being able to raise additional capital on favorable terms or at all;

•	Risks relating to intense competition within the mining industry;

•	Our dependence on outside sources to place mineral properties into production;

•	Potential effects on our operations of U.S. federal and state governmental regulation, including environmental regulation and permitting requirements;

•	Risks of significant cost increases;

i

•	Uncertainties concerning availability of equipment and supplies;

•	Risks relating to our dependence on third parties that are responsible for exploration and development on some of our properties;

•	Risks that we may lose key personnel or fail to attract and retain personnel;

•	Risks that we may experience difficulty in managing our growth;

•	Potential challenges to title in our mineral properties;

•	Risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval; and

•	Risks related to the heap leaching process, including but not limited to gold recovery rates, gold extraction rates, and the grades of ore placed on our leach pads.

•	Risks related to our common stock, including:

•	Potential volatility in the trading price and volume of our common stock;

•	Risks inherent in accurately valuing our common stock; and

•	Potential adverse effect of future sales of our common stock on the trading price of our common stock.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements, please see those factors discussed in this Form 10-K and other filings with the SEC. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that our forward-looking statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

Item 1.	Business

History of Allied Nevada

Allied Nevada is a gold mining company that operates the Hycroft Mine and has a large number of prospective exploration claims in the State of Nevada. Based on management’s belief and current life of mine plans, the Hycroft Mine is expected to reach normal annualized production rates of approximately 90,000 ounces of gold per year by the middle of 2009. These plans indicate that the Hycroft Mine should produce gold from the proven and probable ore reserves at these rates for approximately seven years. At the Hycroft Mine, we will focus our exploration efforts on identifying additional oxide ore reserves that can extend the mine life and to continue to assess the economic potential of the sulfide mineralization that has been identified. In addition to the Hycroft Mine, we have six properties which have reported other mineralized material and more than 100 other early stage exploration properties. On an ongoing basis, we evaluate our exploration portfolio to determine ways to increase the value of these properties. Allied Nevada Gold Corp. was incorporated under the laws of Delaware on September 14, 2006. Until May 10, 2007 we were a wholly-owned subsidiary of Vista Gold Corp. (“Vista”), a corporation incorporated under the laws of the Yukon Territory, Canada.

We commenced our operations on May 10, 2007, following Vista’s transfer to us of its Nevada-based mining properties and related assets, along with cash, and the transfer to us by Carl Pescio and Janet Pescio, (together, the “Pescios”) of their interests in certain Nevada mining properties and related assets. These transfers to us were made in exchange for shares of our common stock and cash, under the terms of an Arrangement and Merger Agreement (“Arrangement Agreement”) that we entered into with Vista and the Pescios on September 22, 2006, as amended. Before the Arrangement Agreement transactions were completed, we had no properties or property interests, were not yet conducting business operations and had no shareholders other than Vista.

Pursuant to the terms of the Arrangement Agreement, the parties completed a transaction that resulted in Vista’s transfer of the Vista Nevada Assets to Allied Nevada along with cash, and the Pescios’ transfer to Allied Nevada of the Pescio Nevada Assets, all pursuant to the provisions of the Business Corporations Act (Yukon Territory). Allied Nevada issued 38,933,055 shares of common stock as part of the transaction, of which 12,000,000 were issued to the Pescios as partial consideration for the acquisition of the Pescio Nevada Assets and 26,933,055 were issued to Vista in accordance with the Arrangement Agreement. In addition to the stock consideration, Allied Nevada paid the Pescios $15 million for the acquisition of the Pescio Nevada Assets. The new common shares of Allied Nevada common stock began trading on May 10, 2007, on the American Stock Exchange, which is now known as the NYSE Alternext US LLC (“NYSE Alternext US” or “NYSE-A”), and the Toronto Stock Exchange.

In September 2007, the Board of Directors approved the re-opening of the Hycroft Mine (“Hycroft Development Program”). The Hycroft Development Program involved re-opening the Hycroft Open Pit Mine which had been placed on a care and maintenance program, due to low gold prices, since 1998. The required capital and development spending was scheduled for 2008 with the objective of producing gold in the fourth quarter of 2008.

General Development of the Business during 2008

During 2008, the Hycroft Development Program was completed with the production of gold in December 2008. The major activities that occurred during 2008 were the following:

•

In March 2008, we purchased a used mining fleet consisting of five 200-ton haul trucks, two 26-yard wheel loaders, two blasthole drills and various pieces of support equipment. During 2008, this equipment was reassembled at the Hycroft Mine and was fully operational by the end of the year. We also purchased additional production and ancillary equipment as required by the Hycroft Development Program.

•

In April 2008, we completed a cross-border public offering of stock that consisted of a primary offering of 12,500,000 common shares and the exercise of an over-allotment option consisting of an additional 1,875,000 common shares. Net proceeds of this offering were approximately $69 million. The net proceeds of this offering were utilized primarily to fund activities in connection with the Hycroft Development Program, oxide and sulfide exploration activities on the Hycroft property, as well as additional working capital and reclamation bonding.

•	The Hycroft Development Program required us to strip waste overburden in the Brimstone open pit to allow access to the ore. This stripping program was completed in the third quarter of 2008.

•	We completed the initial 1.1 million square foot expansion of the Brimstone leach pad system. We placed this expanded Brimstone leach pad system under leach during 2008.

•

Total production for December 2008 was approximately 1,000 ounces of gold and 3,000 ounces of silver which was a combination of doré and metal on carbon. This doré will be refined into gold and silver bullion which will then be sold in the normal course of business.

•

By the end of 2008, the mine operations are operating at the planned production levels of 2.1 million tons of material per month. During the first of five mining phases, we are utilizing a contractor to increase our mining output by approximately 500,000 tons of material per month. This additional capacity will allow us to accelerate ore production from the Brimstone open pit mine.

•

We are now in the start-up phase of operation and, based on current life of mine plans, management believes we will attain annualized production rates of approximately 90,000 ounces by July 2009. Over the six-month start-up period, production will progressively increase as we continue to leach existing ore and place new ore on the leach pad.

On October 18, 2008, we completed a sulfide resource update and an oxide reserve and resource update for the Hycroft Mine. These updates were based upon an analysis of historical drill hole assay results and recent drill hole assay results from holes that had been drilled as part of the Hycroft Mine oxide and sulfide exploration drilling program. These recent holes were drilled as part of an ongoing program to expand the Hycroft gold and silver sulfide resource in the Brimstone and Silver Camel areas as well as to define areas for potential gold and silver oxide reserves in other areas at the Hycroft Mine. During 2008, we drilled a total of 341 mine development and exploration drill holes that totaled approximately 240,000 feet of drilling.

Segment Information

We have operating segments of Hycroft Mine, Exploration properties, and other. The Hycroft Mine operating segment contains the exploration and operational activities at our wholly-owned Hycroft mine located in Nevada. The exploration properties segment contains the exploration and development activities on the remaining mineral properties owned by the Company. The other operating segment primarily contains the corporate overhead functions of the Company. Please see Note 17 to our Consolidated Financial Statements for information related to our business segments.

General Description of the Business of Allied Nevada

Allied Nevada was incorporated in the state of Delaware on September 14, 2006 and is domiciled in the United States of America and its corporate headquarters is located in Reno, Nevada.

We own the Hycroft Open Pit Mine, Maverick Springs (a 45% joint venture with Silver Standard Resources Inc. “Silver Standard”), Mountain View, Hasbrouck, Three Hills and Wildcat projects, the Contact property and other Nevada properties previously owned by Vista, and Pony Creek/Elliot Dome property package and the exploration rights to more than a hundred other earlier-stage exploration properties. See “Part I—Item 2. Properties”. All of these properties are located in the state of Nevada.

We operate the wholly-owned Hycroft Mine which is located 54 miles west of Winnemucca, Nevada. The Hycroft Mine is an open pit, heap leach gold mine that is expected to produce silver as a byproduct of the gold recovery process. All currently identified ore reserves will be mined by open pit methods with a typical drill, blast, load, and haul cycle from two pits; the Brimstone Pit and the Cut-5 pit. All ore-grade material placed on the leach pad will be run-of-mine. The pregnant solution will be processed using a Carbon in leach solution recovery process (“CIL process”) and a Merrill-Crowe zinc-precipitation process (“Merrill-Crowe process”) that has been maintained in good operating condition since it was shut down in 1998. Based on our current life of mine operations plans, management believes that the Hycroft Mine will attain full production capacity by the middle of 2009 and expects to produce gold at an annual production rate of approximately 90,000 ounces of gold per year thereafter. Management also believes that the mining of the current proven and probable reserves will permit the Company to produce gold at these production levels for each of the next seven years. Management intends to continue its oxide exploration program with the objective of identifying additional proven and probable reserves that can extend the current mine life. Management also intends to continue its exploration of the sulfide mineralization and its economic evaluation of the feasibility of bringing a sulfide mine into production. Please refer to “Item 2. Properties and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information”.

In addition to operating the Hycroft Mine, Allied Nevada is engaged in the evaluation, acquisition, exploration and advancement of gold exploration and development projects in the state of Nevada. Our management searches for opportunities to improve the value of the gold projects that we own or control through exploration drilling, introducing technological innovations and developing properties into operating mines. We expect that emphasis on gold project acquisition and development will continue in the future.

Principal Products

Allied Nevada had no gold sales during 2008. The Company is a production stage company that sold its first gold in 2009. We will generally sell our gold at the prevailing market price during the month in which the gold is delivered to the customer. We will recognize revenue from a sale when the price is determinable, the gold has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured.

Most of our revenue will come from the sale of refined gold in the international market. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting of gold, silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% pure gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver are credited to our account or delivered to our buyers. In our Doré, we expect that the contained value of the gold will be approximately 25 times more than the contained value of the silver. As such, we consider gold to be a principal product and silver to be a byproduct of the gold recovery process.

Gold Uses. Gold has two main categories of use: fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.

Gold Supply. The supply of gold consists of a combination of current production from mining and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations and private individuals.

Gold Price. The following table presents the annual high, low and average afternoon fixing prices for gold over the past ten years, expressed in US dollars per ounce, on the London Bullion Market.

	Gold Price (USD) on the London Bullion Market
Year	High	Low	Average
1999	$326	$253	$279
2000	313	264	279
2001	293	256	271
2002	349	278	310
2003	416	320	363
2004	454	375	410
2005	536	411	444
2006	725	525	604
2007	841	608	695
2008	1,011	713	872
2009 (Through March 10, 2009)	990	810	902

Source: London Metal Exchange

On March 10, 2009, the afternoon fixing price for gold on the London Bullion Market was $902 per ounce.

Business Strategy

Our business plan was developed with the overriding goal of maximizing shareholder value through the operation of the Hycroft Mine, the exploration and development of our mineral properties, and through strategic partnerships. To achieve this goal, our business plan focuses on three strategic areas:

•	Hycroft Mine

•	Hycroft Open Pit Mine

•	Hycroft Exploration Drilling Program

•	Exploration Properties

•	Mergers and Acquisitions

Until we start generating sufficient cash flow from gold production and production royalties, we are dependent on our working capital, funding from external sources and cash from advanced minimum royalty (“AMR”) payments received with respect to interests in certain Nevada-based mining properties.

•	Hycroft Open Pit Mine

The Hycroft Open Pit Mine, which we also refer to as the “Hycroft Mine” in this Annual Report on Form 10-K, is located 54 miles west of Winnemucca, Nevada along the border of Humboldt and Pershing Counties, and covers approximately 48,000 acres of mineral rights.

During 2008, Allied Nevada completed the capital construction and development phases of the Hycroft Development Program. We are currently in the start-up phase and, based on our current life of mine operating plans, management believes we will reach an annualized production rate of approximately 90,000 ounces of gold per year by mid-year 2009.

At full production, based upon our current assumptions and life of mine plan, the mine is expected to employ 142 workers and will mine approximately 25 million tons of material per annum. The mining will be accomplished by open pit mining methods and the run-of-mine heap leach process will be used to recover gold from the ore. Silver will be produced as a byproduct of the gold extraction process. Solutions from the heap leach process will be further processed using CIL process and Merrill-Crowe process methods. The final product of this process will be a doré which will contain gold and silver precious metals. The doré will be refined by a third-party refinery which will produce gold and silver bullions.

Our operating objective at the Hycroft Mine is to mine the deposit in a profitable, safe, and environmentally friendly manner. To attain this goal, we have focused on recruiting and retaining experienced executives, managers, and employees. The team that has been formed by Allied Nevada has extensive specific experience in managing and operating mines utilizing the specific mining and processing methods used by the Company. This team has identified the appropriate technologies and developed the appropriate production management, health and safety programs and environmental management, monitoring, and protection programs.

See “Part I—Item 2. Properties—Operating Properties—Hycroft Open Pit Mine Operation”.

•	Hycroft Exploration Drilling Program

Increase of Oxide Reserves

One of the objectives of the Hycroft exploration drilling program is to further expand the existing oxide reserves on the Hycroft property. Allied Nevada has completed the initial phase of an oxide ore reserve delineation program at Hycroft and announced expanded reserves during 2008. In the future, we plan to continue exploration drilling targeted at identifying additional oxide ore reserves to increase the proven and probable reserves and extend the current mine life at the property.

Allied Nevada completed an oxide ore reserve delineation program at Hycroft during the first half of 2008. An updated reserve tabulation was released in the fourth quarter of 2008. The details of this reserve report are included in the business section, see “Part I-Item 2. Operating Properties-Hycroft Open Pit Mine Operation”. Additional holes, targeting oxide mineralization, were drilled in the second half of 2008. An updated reserve calculation is expected to be completed during the first half of 2009.

Testing of Sulfide Gold and Silver Mineralization

The second objective of the Hycroft exploration drilling program is to continue testing the economic viability of the sulfide gold and silver mineralization on the Hycroft property. During 2008, an exploration drill program was completed to provide initial estimates of the sulfide mineralization at the Hycroft Mine. We are currently assessing the results of this drilling and expect to release an updated sulfide resource update in the first half of 2009. During 2008, the Company began the metallurgical test work to focus on estimating the gold and silver recovery that could be attained from the sulfide material. Preliminary results are encouraging and we plan to continue with the metallurgical test work in 2009. In 2009, we will also begin the engineering work required to complete a pre-feasibility study in 2010.

Any expansion of the Hycroft Mine necessary to exploit any additional reserves that may be established through our Hycroft exploration drilling program that are not located within our current mine plan, will require us to obtain all permits, approvals and consents of regulatory agencies responsible for the use and development of mines in Nevada.

For further discussions concerning these programs, see “Part I—Item 2. Properties—Development Properties—Hycroft Open Pit Mine—Hycroft Exploration Drilling Program”.

Exploration Properties

Our Exploration Properties portfolio consists of six advanced properties in Maverick Springs (45% joint venture interest with Silver Standard), Mountain View, Hasbrouck, Three Hills, Wildcat, and Pony Creek/ Elliot Dome and more than 100 earlier-stage exploration properties. Evaluation of these properties will be completed to determine each property’s economic potential. Based on this evaluation, we will develop exploration programs, enter into joint venture exploration agreements, sell or dispose of these properties.

During 2008, we completed initial broad scale mapping and geochemical sampling on all of our exploration properties. Additionally, Silver Standard completed an exploration program at our Maverick Springs joint venture, the details of which are included in “Part II—Item 2. Properties—Exploration Properties—Maverick Springs”.

For further discussions concerning our exploration properties, please see information concerning each property under “Part I—Item 2. Properties”.

Mergers and Acquisitions

We routinely review merger and acquisition opportunities. Our primary focus will be on those opportunities involving precious metal production or near-term production with a secondary focus on other resource-based opportunities. Potential acquisition targets would include private and public companies or individual properties. Although our preference would be for acquisition candidates located in the United States, Allied Nevada will consider opportunities located in other countries where the geopolitical risk is acceptable.

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

Arrangement Agreement

Pursuant to the terms of the Arrangement Agreement, the parties completed a transaction that resulted in Vista’s transfer of the Vista Nevada Assets to Allied Nevada along with cash, and the Pescios’ transfer to Allied Nevada of the Pescio Nevada Assets, all pursuant to an arrangement (which we refer to as the “Arrangement Agreement” in this document) under the provisions of the Business Corporations Act (Yukon Territory).

Among other things, pursuant to the Arrangement Agreement:

•

Vista reorganized its business to split the Vista Nevada Assets from its other properties and related assets and ensured that all of the Vista Nevada Assets were held by its wholly-owned subsidiary, Vista Gold Holdings Inc. (“Vista U.S.”) or subsidiaries wholly-owned by Vista U.S.;

•

Vista subsequently transferred all issued and outstanding shares of Vista U.S. and $25.0 million in cash to Allied Nevada (less approximately $0.5 million owed to Vista in connection with loans that Vista made to Vista U.S. pursuant to the Arrangement Agreement) in return for 26,933,055 shares of Allied Nevada common stock;

•

The Pescios transferred their interests in the Pescio Nevada Assets to Allied Nevada Gold Holdings LLC, a limited liability company incorporated under the laws of Nevada with Allied Nevada as its sole member, in return for 12,000,000 shares of Allied Nevada common stock and $15.0 million in cash from Allied Nevada; and

•	Holders of Vista options exchanged their options for options to acquire Allied Nevada shares.

The new common shares of Vista and the shares of Allied Nevada common stock began trading on May 10, 2007, on the NYSE-A (f/k/a AMEX), and the TSX.

The issuance of securities by Allied Nevada to Vista security holders pursuant to the Arrangement Agreement was not registered under the Securities Act or the securities laws of any state of the United States and was affected in reliance upon the exemption from registration under the Securities Act provided by Section 3(a)(10) thereof. Section 3(a)(10) of the Securities Act exempts from registration a security that is issued in exchange for outstanding securities where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange have the right to appear, by a court or by a governmental authority expressly authorized by law to grant such approval. The Supreme Court of the Yukon Territory, an authorized court, approved the Arrangement Agreement by a Final Order granted on November 29, 2006. The Final Order accordingly constituted a basis for the exemption from the registration requirements of the Securities Act with respect to the issuance of the securities of Allied Nevada to Vista security holders pursuant to the Arrangement Agreement.

Financial Information Included in This Document

This Annual Report on Form 10-K includes financial and other information for the years ended December 31, 2004-2008. Prior to May 10, 2007, we were still a wholly-owned subsidiary of Vista. Consistent with our past filings, the financial statements, related discussion and analysis and other financial information in this document were prepared as relates to the subsidiaries of Vista that held Nevada-based mining properties and related assets that were transferred to Allied Nevada as part of the Arrangement Agreement. In our filings prior to the completion of the Arrangement Agreement, we referred to these subsidiaries as “Vista Gold Corp.—Nevada exploration properties” or “Vista Nevada”. Our financial statements do not include any historical financial information on the property interests acquired by Allied Nevada from the Pescios, because that acquisition was considered an asset purchase and not a purchase of a business. Accordingly, the financial statements for periods prior to the completion of the Arrangement Agreement as presented in this Annual Report on Form 10-K are those of Vista Nevada, as so termed, and are not indicative of results of operations of Allied Nevada as it is now constituted.

For further information concerning financial information included in this document, please see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Consolidated Financial Statements—Note 1.

Employees

Allied Nevada has 142 employees, most of whom are currently employed at the Hycroft Open Pit Mine. As required, Allied Nevada uses consultants with specific skills to assist with various aspects of its project evaluation drill program management, due diligence, acquisition initiatives, corporate governance and property management.

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

Allied Nevada also competes with other mining companies for skilled employees and from time-to-time certain production inputs have been in short supply. When shortages of production supplies occur, this would rarely lead to serious issues for the operation, but would require us to either substitute with lower quality supplies or to ship these supplies from longer distances. These substitutions and changes would therefore result in minor production inefficiencies or additional costs. We have not experienced any material shortages in production inputs of this nature.

Management of Allied Nevada believes that no single company has sufficient market power to affect the price or supply of gold in the world market.

Allied Nevada does not have any major customers for its gold production that would adversely affect the Company should they fail.

Please see “Part I—Item 1A. Risk Factors—Risks Relating to Our Company—We face intense competition in the mining industry”, for additional discussion related to our current and potential competition.

Available Information

Allied Nevada maintains an internet web site at www.alliednevada.com. Allied Nevada makes available, free of charge, through the Investor Information section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Allied Nevada’s Corporate Governance Guidelines, the charters of key committees of its Board of Directors and its Code of Business Ethics and Conduct are also available on the web site.

Government Regulation of Mining-Related Activities

Property Interests and Mining Claims

Our exploration activities are conducted in the state of Nevada. Mineral interests may be owned in Nevada by (a) the United States, (b) the state itself, or (c) private parties. Where prospective mineral properties are owned by private parties, or by the state, some type of property acquisition agreement is necessary in order for Allied Nevada to explore or develop such property. Generally, these agreements take the form of long-term mineral leases under which we acquire the right to explore and develop the property in exchange for periodic cash payments during the exploration and development phase and a royalty, usually expressed as a percentage of gross production or net profits derived from the leased properties if and when mines on the properties are brought into production. Other forms of acquisition agreements are exploration agreements coupled with options to purchase and joint venture agreements. Where prospective mineral properties are held by the United States, mineral rights may be acquired through the location of unpatented mineral claims upon unappropriated federal land. If the statutory requirements for the location of a mining claim are met, the locator obtains a valid possessory right to develop and produce minerals from the claim. The right can be freely transferred and, provided that the locator is able to prove the discovery of locatable minerals on the claims, is protected against appropriation by the government without just compensation. The claim locator also acquires the right to obtain a patent or fee title to his claim from the federal government upon compliance with certain additional procedures (NOTE: Since October 1994, the U.S. Bureau of Land Management (BLM) has been prohibited by Acts of Congress from accepting any new mineral patent applications.).

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

Allied Nevada’s principal reclamation liability is at the Hycroft Mine. At December 31, 2008, we have posted reclamation bonds totaling $14.3 million. These reclamation bonds are supported by an insurance-backed financial assurance program and a surety bond. Please see Note 7-Restricted Cash to our consolidated financial statements for more information.

Government Regulation

Mining operations and exploration activities are subject to various national, state and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe that Allied Nevada is in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in Nevada and the United States and in any other jurisdiction in which we will operate. We are not aware of any current orders or directions relating to Allied Nevada with respect to the foregoing laws and regulations.

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

During 2006, 2007, and 2008, there were no material environmental incidents or non-compliance with any applicable environmental regulations on the properties now held by Allied Nevada. Allied Nevada did not incur material capital expenditures for environmental control facilities during 2006, 2007, or 2008.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this prospectus before deciding to invest or to continue holding your investment in our common stock. The risks described below are not the only ones facing us or otherwise associated with an investment in our common stock. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our business. We have attempted to identify the major factors under the heading “Risk Factors” that could cause differences between actual and planned or expected results, and we have included these material risk factors. If any of the following risks actually happen, our business, financial condition and operating results could be materially adversely affected. In this case, the trading price of our common stock could decline, and you could lose part or all of your investment. See “Forward-Looking Statements” above.

Risks Relating to Our Company

We are at an early stage of production and have minimal operating history as an independent company. Our future revenues and profits are uncertain.

We are a production-stage venture with minimal operating history as an independent company. We were incorporated in September 2006 and commenced operations in May 2007 with properties and other mineral assets formerly held by Vista and the Pescios. None of these properties is currently producing gold in commercial quantities and there can be no assurance that these properties, or others that may be acquired by us in the future, will produce gold in commercial quantities or otherwise generate operating earnings. Although our properties include the Hycroft Mine, operations at the Hycroft Mine were suspended in December 1998, and the site was placed on a care and maintenance program. Our Board of Directors approved the reactivation of the Hycroft Open Pit Mine in September 2007 and we are now in the start-up phase of operations. Even though mining activities at the Hycroft Mine have re-commenced or if development activity on other properties is commenced, we may continue to incur losses beyond the period of commencement of such activity. There is no certainty that we will produce revenue, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, investors might not be able to realize returns on their investment in our common stock or keep from losing their investment. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

The reactivation of the Hycroft Open Pit Mine is subject to risks including delays in completion and we may be unable to achieve anticipated production volume or manage cost increases.

Completion of the reactivation of the Hycroft Mine is subject to various factors, including the availability and performance of our engineering and construction contractors, suppliers and consultants and receipt and maintenance of required governmental approvals. Any delay in the performance of any one or more of the contractors, suppliers, consultants or other persons on which we depend, or to receive or maintain required governmental approvals, could delay or prevent the reactivation of the Hycroft Mine as currently planned. There can be no assurance:

•	that amount of funds we raised in April 2008 will be sufficient to finance development activities and Company operations through the start-up phase;

•	whether the resulting operations will achieve the anticipated production volume; or

•	that the reactivation costs and ongoing operating costs associated with the development of the Hycroft Mine will not be higher than anticipated.

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

We may not achieve our production estimates.

We prepare estimates of future production for our operations. We develop our estimates based on, among other things, mining experience, reserve estimates, assumptions regarding ground conditions and physical characteristics of ores (such as hardness and presence or absence of certain metallurgical characteristics) and estimated rates and costs of mining and processing. In the past, our actual production from time to time has been lower than our production estimates and this may be the case in the future.

Each of these factors also applies to future development properties not yet in production and to the Hycroft Mine. In the case of mines we may develop in the future, we do not have the benefit of actual experience in our estimates, and there is a greater likelihood that the actual results will vary from the estimates. In addition, development and expansion projects are subject to unexpected construction and start-up problems and delays.

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

The exploration and development of our development properties will require significant capital investment to achieve commercial production. We may have to raise additional funds from external sources in order to maintain and advance our existing property positions and to acquire new gold projects. There can be no assurance that additional financing will be available at all or on acceptable terms and, if additional financing is not available to us, we may have to substantially reduce or cease operations.

We face intense competition in the mining industry.

The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. This, in turn, may adversely affect our financial condition and our future results of operations. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully attract and retain qualified employees, our exploration and development programs may be slowed down or suspended. In addition, we compete with other gold companies for capital. If we are unable to raise sufficient capital, our exploration and development programs may be jeopardized or we may not be able to acquire, develop or operate gold projects.

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

In the ordinary course of business we are required to obtain and renew governmental permits for our operations, including operation and expansion of the Hycroft Mine. Obtaining or renewing the necessary governmental permits is a complex and time-consuming process involving costly undertakings by Allied Nevada. The duration and success of our efforts to obtain and renew permits are contingent upon many variables not within our control including the interpretation of applicable requirements implemented by the permitting authority. We may not be able to obtain or renew permits that are necessary to our operations, or the cost to obtain or renew permits may exceed our estimates. Failure to comply with applicable environmental and health and safety laws and regulations may result in injunctions, fines, suspension or revocation or permits and other penalties. There can be no assurance that we have been or will at all times be in full compliance with all such laws and regulations and with our environmental and health and safety permits or that we have all required permits. The costs and delays associated with compliance with these laws, regulations and permits and with the permitting process could stop us from proceeding with the operation or development of the Hycroft Mine or increase the costs of development or production and may materially adversely affect our business, results of operations or financial condition.

Our exploration and development operations are subject to environmental regulations, which could result in the incurrence of additional costs and operational delays.

All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in some jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our projects. We will be subject to environmental regulations with respect to our properties in Nevada, under applicable federal and state laws and regulations. Production at our Hycroft mine involves the use of sodium cyanide which is a toxic material. Should sodium cyanide leak or otherwise be discharged from the containment system then Allied may become subject to liability for cleanup work that may not be insured. While appropriate steps will be taken to prevent discharges of pollutants into the ground water and the environment, Allied Nevada may become subject to liability for hazards that it may not be insured against.

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

The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

The continued credit crisis and related instability in the global financial system has had, and may continue to have, an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The credit crisis could have an impact on any potential lenders or on our customers, causing them to fail to meet their obligations to us.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the domestic capital markets and the economy generally. The stress experienced by domestic capital markets that began in the second half of 2007 has continued and substantially increased during the third quarter of 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil and gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions.

Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, capital markets have experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probabilities of default. These events and the continuing market upheavals may have an adverse effect on us because our liquidity and ability to fund our capital expenditures is dependent in part upon our bank borrowings and access to the public capital markets. Our revenues are likely to decline in such circumstances. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

Factors such as business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. In an economic downturn characterized by higher unemployment, lower corporate earnings and lower business investment, our operations could be negatively impacted. Purchasers of our gold production may delay or be unable to make timely payments to us. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current mortgage crisis has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the Emergency Economic Stabilization Act of 2008 (the “EESA”) that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.

There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the EESA into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. The Federal Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.

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

Our success may be dependent on the efforts and expertise of third parties with whom we have contracted. A number of the properties in which Allied Nevada holds interests are subject to third party contracts. Third parties are responsible for exploration and discovery with respect to certain of Allied Nevada’s mineral properties and related assets. Such third parties are not under Allied Nevada’s control or direction. We are dependent on such third parties for accurate information with respect to our mining properties and related assets and the progress and development of such properties and assets. The third parties control the time of exploration and, if warranted, the development of certain of Allied Nevada’s mining properties and related assets. A third party may be in default of its agreement with Allied Nevada, without our knowledge, which may put the property and related assets at risk.

If we lose key personnel or are unable to attract and retain additional personnel, we may be unable to establish and develop our business.

Our development in the future will be highly dependent on the efforts of key management employees, namely, Robert Buchan, our Executive Chairman, Scott Caldwell, our President and Chief Executive Officer, Hal Kirby, our Vice President and Chief Financial Officer, Mike Doyle, our Vice President of Technical Services, and other key employees that we hire in the future. Although we have entered into employment agreements with key employees as determined by Allied Nevada, we do not have and currently have no plans to obtain key man insurance with respect to any of our key employees. As well, we will need to recruit and retain other qualified managerial and technical employees to build and maintain our operations. If we are unable to successfully recruit and retain such persons, our development and growth could be significantly curtailed.

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

Risks Relating to Our Common Stock

Our common stock has limited trading history and the market price of our shares may fluctuate widely.

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

Future sales of substantial amounts of our common stock or equity-related securities in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. As of March 9, 2009, 57,433,144 shares of our common stock were outstanding. We cannot predict the effect, if any, that future sales of our common stock, or the availability of our shares for future sale, will have on the trading price of our common stock.

Allied Nevada may be considered a “foreign investment entity” which may have adverse Canadian tax consequences for its Canadian investors.

Bill C-10 which received second reading in the Canadian Senate on December 4, 2007, contains provisions that relate to the income tax treatment of investments by Canadian residents in non-resident entities that constitute “foreign investment entities” (“FIEs”) applicable for taxation years commencing after 2006 (the “FIE Proposals”). Bill C-10 died as a result of the Prorogation of the Canadian Parliament on December 4, 2008. Accordingly, Bill C-10 will need to be reintroduced as a new bill in the Canadian House of Commons which is expected to occur during the next session of the Canadian House of Commons. The FIE Proposals are exceedingly complex and their application is not clear in certain circumstances. In general terms, the FIE Proposals would apply to require a holder that holds a “participating interest” (that is not an “exempt interest”) in a FIE to include in income for each taxation year an amount of income or gains computed in accordance with the FIE Proposals, regardless of whether the holder actually receives any income or realizes any gains. For purposes of the FIE Proposals, the Allied Nevada shares would constitute a “participating interest” in the Company.

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

We classify our mineral properties into two categories: “Operating Properties” and “Other Exploration Properties”. Operating Properties are properties on which the Company operates a producing mine. We currently have one Operating Property, namely the Hycroft Open Pit Mine as discussed below. Please see below for information about our Operating Properties and Exploration Properties.

Other than the Hycroft Open Pit Mine, we cannot be certain that any mineral deposits will be discovered in sufficient quantities and grade to justify commercial operations. Whether a mineral deposit will be commercially viable depends on a number of factors, including the particular attributes of the deposit; metal prices, which are highly cyclical; the cost to extract and process the mineralized material; and government regulations and permitting requirements. We may be unable to upgrade our mineralized material to proven and probable reserves in sufficient quantities to justify commercial operations and we may not be able to raise sufficient capital to develop our properties. Estimates of reserves and mineralization herein are subject to the effect of changes in metal prices, and to the risks inherent in mining and processing operations.

Operating Properties

Technical Report

The information that follows relating to the Hycroft Open Pit Mine (other than the information under the heading “Hycroft Exploration Drilling Program”) is derived from, and in some instances is an extract from, the technical report dated October 17, 2008 (the “Hycroft Technical Report”) authored by Scott Wilson, C.P.G. of Scott E. Wilson Consulting, Inc. (“Wilson Consulting”) in respect of the Hycroft Mine and its reactivation, as well as from our current assumptions and life of mine plan. At the time of the preparation of the Hycroft Technical Report, Mr. Wilson was independent of the Company and was a “qualified person”, as that term is defined in NI 43-101.

Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the Hycroft Technical Report which has been filed with certain Canadian securities regulatory authorities pursuant to NI 43-101 and is available for review at www.sedar.com.

Hycroft Open Pit Mine

We currently have one Operating Property, the Hycroft Open Pit Mine, which we also refer to as the “Hycroft Mine” in this document. This mine and related facilities are located 54 miles west of Winnemucca, Nevada. Winnemucca (population 15,000) is a commercial community on Interstate 80, 164 miles northeast of Reno, Nevada. The town is served by a transcontinental railroad and has a small airport. Access to the Hycroft Mine from Winnemucca, Nevada is by means of State Road No. 49 (Jungo Road), a good-quality, unpaved road. Access is also possible from Imlay and from Lovelock by unpaved roads intersecting Interstate 80. The majority of our employees live in the Winnemucca area.

The mine is situated on the eastern edge of the Black Rock Desert and on the western flank of the Kamma Mountains between Winnemucca and Gerlach, Nevada. There are no streams, rivers, or major lakes in the general area. Elevations in the mine area range between 4,500 and 5,500 ft above sea level.

The Company holds 26 patented and 2,349 unpatented mining claims that constitute our Hycroft Mine Operating Property. The total acreage covered by these claims is approximately 48,000 acres with approximately 1,600 acres related to the patented claims. The details of these claims and the holding requirements are discussed in greater detail in the geology and ore reserve section that follows.

The climate of the region is arid, with precipitation averaging 7.6 inches per year. Temperatures during the summer range from 50°F to greater than 90°F and winter temperatures range from 20°F to 40°F. There is strong surface heating during the day and rapid nighttime cooling because of the dry air. This, results in wide ranges in daily temperatures.

The Hycroft Mine consists of multiple open pit mines, associated waste dumps and two heap leach pads. The Hycroft Mine was formally known as the Crofoot Lewis open pit mine. Mining began in the area in 1983 with a small heap leaching operation known as the Lewis mine. Lewis mine production was followed by production from the Crofoot property in the Bay, South Central, Boneyard, Gap and Cut 4 pits along the Central fault, and finally the north end of the Brimstone pit and continued until it was placed on a care and maintenance program in December 1998 due to low gold prices.

The Lewis mine was acquired by Vista in early 1987 from F.W. Lewis, Inc. and the Crofoot mine was acquired by Vista in April 1988. The leasehold interest in the Lewis property and a 5% NSR royalty on gold and a 7.5% NSR on silver was purchased from F.W. Lewis, Inc. by Vista on December 13, 2005 in consideration of the payment of $5.1 million. The Crofoot property was originally held under two leases and is now owned by Allied Nevada subject to a 4% net profits interest retained by the former owners. The lease agreements include for the payment of advance royalty payments of $0.1 million in any year where mining occurs on the Crofoot claims. All advance royalty payments are credited against the future payments under the 4% net profits royalty.

The Hycroft Mine produced over one million ounces of gold from the commencement of mining operations in 1987, until the operations were placed on a care and maintenance program, as a result of low gold prices in December of 1998. Gold production from the leaching and rinsing of the heap leach pads, continued in 2000 and 2001. In 2002, 2003, 2004 and 2005, the amount of gold recovered was not material.

Geology

The Hycroft Open Pit Mine is located on the western flank of the Kamma Mountains. The deposit is hosted in a volcanic eruptive breccia and conglomerates associated with the Tertiary Kamma Mountain volcanics. The volcanics are mainly acidic to intermediate tuffs, flows and coarse volcaniclastic rocks. Fragments of these units dominate the clasts in the eruptive breccia. Volcanic rocks have been block-faulted by dominant north-trending structures, which have affected the distribution of alteration and mineralization. The Central Fault and East Fault control the distribution of mineralization and subsequent oxidation. A post-mineral range-front fault separates the orebody from the adjacent Pleistocene Lahontan Lake sediments in the Black Rock Desert.

The known gold mineralization within the Crofoot and Lewis properties extends for a distance of three miles in a north-south direction by 1.5 miles in an east-west direction. Mineralization extends to a depth of less than 330 feet in the outcropping to near-outcropping portion of the deposit on the northwest side to over 1,000 feet in the Brimstone deposit in the east. Not all the mineralization is oxidized and the depth of oxide ore varies considerably over the area of mineralization.

We currently have 26 patented claims that comprise approximately 1,600 acres and 2,349 unpatented claims that comprise approximately 46,400 acres. Combining the patented and unpatented claims, our claims total approximately 48,000 acres. This claim package was acquired by the Company in a series of transactions:

•

The Crofoot property and approximately 3,500 acres of claims were acquired by Vista in 1988. The Crofoot property, originally held under lease, is owned by Hycroft Resources & Development, Inc. subject to a 4% net profits interest retained by the former owners.

•	The F.W. Lewis property and approximately 8,700 acres of claims were acquired by Vista in early 1987

•	In 2006, approximately 13,100 acres of additional claims were staked by Vista. These claims were around or contiguous to the original Crofoot and F.W. Lewis Claims.

•	In 2008, we staked approximately 22,700 acres of additional claims contiguous to or around the existing Hycroft claims.

Our Hycroft patented claims occupy private lands and our unpatented claims occupy public lands. The public lands include unpatented mining claims on lands administered by the BLM. These claims are governed by the laws and regulations of the U.S. federal government and the state of Nevada. To maintain the patented claims in good standing, we must pay the annual property tax payments to the county in which the claims are held. To maintain the unpatented claims in good standing, we must file a notice of intent to maintain the claims and pay the annual mineral claim filing fees to the state and the BLM.

Ore Reserves

Wilson Consulting issued the Hycroft Technical Report on October 17, 2008, in accordance with NI 43-101 guidelines. The report and verification of the data employed in the report was undertaken under the supervision of Mr. Scott Wilson, C.P.G., a “qualified person” under NI 43-101 independent of Allied Nevada.

Wilson Consulting, Inc. prepared this technical report of the Hycroft Mine at our request. This report was intended to provide a technical summary of the Hycroft Mine gold and silver resource and reserves for Allied Nevada. This technical report is written in compliance with disclosure and reporting requirements set forth in the Canadian Securities Administrators’ National Instrument 43-101, Companion Policy 43-101CP, and Form 43-101F1 and reconciled as appropriate to conform to SEC Industry Guide 7. Prior to this report, Wilson Consulting had authored a technical report pertaining to the Hycroft Mine dated June 18, 2008. The technical information contained in the October 17, 2008 technical report reflects material changes that occurred since the June 2008 Report.

Wilson Consulting evaluated Allied Nevada’s current economic forecasts and used these criteria to report the Proven and Probable Mineral Reserves for the Hycroft Project. Mining sequences were determined and mining plans were developed. Wilson Consulting believed that there have been sufficient evaluations of mining, processing, economic and environmental factors to support the determination of Proven and Probable reserves for the Hycroft Mine.

Wilson Consulting, utilizing the guidelines prescribed by NI 43-101 and SEC Industry Guide 7, determined proven and probable mineral reserves within a pit design that is economic using a cutoff grade of 0.005 ounces per ton of gold. In compliance with SEC Industry Guide 7, these reported reserves were determined to be economic using a 3-year historical gold price average of $720. Gold recovery utilizing a run-of-mine heap leach process is estimated to be 56.6% for both proven and probable reserves.

Category	Tons	Oz Au/ton	Contained ounces Au	Total Waste tons	Strip Ratio
	(000’s)			(000’s)
Gold
Proven reserves	46,557	0.016	747,831
Probable reserves	26,602	0.015	395,347

Proven and probable reserves	73,159	0.016	1,143,178	95,202	1.3
Other mineralized material	447,778	0.015

Silver
Other mineralized materials	118,416	0.757

Mine Operations

The mining of our current proven and probable ore reserves in the Brimstone Pit and Cut-5 Pit will be conducted by open pit methods using 200-ton haul trucks, 26-yard wheel loaders and DML blast hole drills. Mining in the Brimstone pit has been designed with five mining phases and the Cut-5 Pit will be mined in one single sequence. Our current mine plans are based upon an annual mining rate of 25 million tons of material per year using 25 foot lifts and three lifts per catch bench.

We are currently in the first phase of five phases of mining at the Brimstone Pit. This first phase included the initial development of the mine (pre-production mining of waste), the waste mining stage when we mine a greater proportion of waste than ore and then the ore mining stage where we mine a greater proportion of ore than waste. The initial development of the Brimstone Open Pit involved the mining of 2.6 million tons of waste and was completed in the third quarter of 2008. We are currently in the waste mining stage which involves the mining of a greater proportion of waste than ore (a higher strip ratio) in order to allow for more efficient ore release in future periods. We expect to return to lower strip ratios in early 2009 as we complete the waste mining stage of phase 1 and proceed to the ore mining stage. We are currently using a contract mining company to expedite ore production in the early stages of mining. We will continually evaluate the economics of continuing the use of the contract miner in the future.

We currently plan to haul and place the ore production from the mine on the Brimstone pad system as run of mine material. The Brimstone pad system is currently comprised of the previously operated Brimstone leach pad and the 1.1 million square foot leach pad expansion we completed in 2008. This leach pad system has sufficient capacity to handle our ore placement requirements for most of 2009. We plan to continually expand this leach pad system in 2009 and future years as production requires. All ore-grade material placed on the leach pad will be cross-ripped to enhance permeability. A network of solution drip lines will be positioned and the run of mine material will be leached with a cyanide solution for a period of 60 to 90 days before another 30 ft high lift of ore is placed on top of the existing lift. Return solution from the pad containing the precious metals is directed to the pregnant solution pond. Gold will be removed from pregnant solutions using a carbon in leach solution process (“CIL process”) and at the Brimstone plant using the Merrill-Crowe Zinc Precipitation Gold Recovery Process (“Merrill-Crowe process”). The carbon from the CIL Process will be transported to a third party for processing to recover the precious metals from the carbon and produce a doré containing gold and silver. Doré containing gold and silver will be produced at the Hycroft Mine from the Merrill-Crowe process. Based on previous operating experience 56.6% of the gold placed on the pad is expected to be recovered in the plant. We are currently in the startup phase of the Brimstone Pit and the Brimstone Leach Pad System. As mentioned above, ore deliveries from the mine are currently lower than we expect to experience once we attain sustainable ore release in the second quarter of 2009. The startup phase of a leach pad system also results in a steady increase in production as more ore is placed under leach. As a result, based on our current life of mine production plan, we expect the gold production from the Hycroft mine to gradually increase over the startup phase until the middle of 2009 when we expect to reach normal production levels of approximately 90,000 ounces of gold per year.

The Doré containing gold and silver will then be shipped to a contract refinery to be further processed into gold and silver bullion. The contained gold and silver is typically sold in either a doré or bullion form. When sold in a doré format, the contained gold and silver will be sold to a metals merchant who will ultimately receive the delivery of bullion from the refinery. Alternatively, we can sell the gold and silver bullions once the refining process has been completed.

During 2009, we expect to evaluate a number of alternatives to increase the annual gold production from the Hycroft Mine. The alternatives we are considering include the following:

•

Increasing mining rates in order to increase annual gold production. Initial studies show that the mine plan and process facilities can accommodate a 30% expansion to mining rates. This increased mining rate would be accomplished by the use of a mining contractor or the purchase of additional mining equipment. A 30% increase to the total mining rate would increase ore production by approximately 3 million tons per annum and would increase annual gold production by 15,000- 25,000 ounces per year. Operating costs would be similar to those presently experienced at the mine.

•

By increasing the grade of gold and silver in the pregnant solution, the operating efficiencies of the Merrill-Crowe plant and the Carbon in Leach (CIL) plant will improve. The 2009 operating plan includes the expansion of ponds, pumps, piping and leach pads to allow for “stacking” of the pregnant solution (increasing the grade of the pregnant solution). The “stacking” of pregnant solution will begin in the third quarter of 2009. The benefits of this optimization program will not be realized until 2010.

•

The third expansion alternative presently being evaluated is to take advantage of the additional gold and silver recovery that may be obtained by crushing the ore as opposed to placing run of mine ore on the pad. Metallurgical testing is currently in progress to determine the increase in gold and silver recovery that would result from crushing the ore. Historic production data indicates that by crushing ore to approximately one inch in size that gold recovery could improve by approximately 20%. No historic data is available for the effect of crushing on silver recovery. The metallurgical test work and associated economic evaluations will be completed in the third quarter of 2009. The potential benefits of this expansion would not be seen until 2011.

Additionally, we expect to continue our oxide exploration drilling program in 2009 and future years to identify additional proven and probable oxide reserves that could ultimately increase the total amount of gold mined at the Hycroft Mine.

Infrastructure, Equipment and Services

At December 31, 2007, the mining operations consisted of the Crofoot, Brimstone, and Boneyard open pits and associated waste dumps. Vista had placed these pits on a care and maintenance program in 1998 due to low gold prices. Although these pits had survived the extended shutdown relatively well, a number of steps were taken in order to continue production at the Brimstone open pit in 2008.

At December 31, 2007, the site processing facilities included the Crofoot and Brimstone Leach Pads, the Crofoot and Brimstone Merrill-Crowe Zinc Precipitation plant, and the Crofoot refinery. The leach pads and process plants also included the associated pumps, piping, and other related equipment. The following is a discussion of the condition of these processing facilities and the work completed in 2008 to repair, refurbish, or replace them as necessary:

•

We inspected the Brimstone Leach Pad System and made the necessary repairs and improvements to reactivate it from the care and maintenance program that it had been on since 1998. The Leach Pad System had been maintained in good condition but required the rebuild of a number of pumps, the inspection of process ponds, the replacement of netting on the process ponds, and the inspection of process piping.

•	Construction of the refinery included a new building, retort, furnace, ventilation system, safe, crane and scrubber, and bag house for the retort and furnace.

•

The mine completed the design and expansion of 1.1 million square feet of additional pad space for the Brimstone pad. The expansion is the first phase of several planned pad expansion phases designed to accommodate the oxide ore reserve at Hycroft. The pad is being designed and constructed in cells to allow for optimum solution control and efficient pond reclamation.

•

The Brimstone plant was in good shape requiring a minimum amount of repair. The Crofoot plant is not currently operational and would required significant work to put it into production. The plant would have to be rebuilt as would the process ponds and pumps. The Nevada Division of Environmental Protection (NDEP) has not renewed the water pollution control permit for the Crofoot plant operations, which would then require some additional regulatory work. The plant is not currently scheduled for use.

The site receives line current provided by NVEnergy off the northwestern power grid. With the cooperation of the power provider, we inspected the substations, power lines and transformers and repaired and replaced any necessary components.

We currently have adequate water rights to process the planned ore. We have rehabilitated the primary process water well and fresh water well and have developed a new back up process water well.

Many of the important site ancillary buildings that had been constructed during the previous period of operations continue to be in relatively good condition despite having been placed on a care and maintenance program. These ancillary buildings included the warehouse, the main office, the mobile maintenance shop, the light vehicle maintenance shop, the engineering building, and the assay lab. During 2008, the following steps were taken to repair and replace these buildings as necessary:

•	The administrative building was demolished and a new metal frame office building was constructed.

•	Due to the purchase of a larger haul trucks than had been previously used at the mine, modifications to the maintenance building to allow the haul trucks to enter the doors were completed.

•	The assay lab and equipment was inspected and relative minor repairs to the building and purchases of modern technology were required to return the assay lab to acceptable operating standards.

At December 31, 2007, we had a limited amount of operational equipment at the Hycroft mine. Most of the equipment that existed at that time had been ancillary pieces of equipment or production equipment that had little or no resale value when Vista placed the mine on a care and maintenance program in 1998. During 2008, we completed the following activities to acquire production equipment and to rehabilitate existing equipment:

•

In March 2008, we purchased a used mining fleet consisting of five 200-ton haul trucks, two 26-yard wheel loaders, two blast hole drills and various pieces of support equipment. The fleet was disassembled and shipped to the Hycroft Mine in the second quarter of 2008. During 2008, we completed the component rebuilds to return this equipment to full operating condition.

•

We purchased additional production and ancillary equipment as required by the Hycroft Development Program. We acquired two production drills and a Komatsu Dozer under capital leases and purchased the ancillary equipment with cash.

Hycroft Mine Exploration

Allied Nevada, as of year-end 2008, has drilled a total of 391 holes, for combined total of 296,164 feet, at the Hycroft Project. 135 holes, for combined total of 75,227 feet of drilling, have been directed towards the oxide reserve expansion program. A combined total of 4,125 feet have been drilled to assess the metallurgy of material stacked on the Crofoot leach pad. A combined total of 15,672 feet have been drilled to condemn the region of the expanded Brimstone leach pad region.

The remaining drilling (192 holes) has targeted both near-surface oxidation mineralization, plus sulfide mineralization at depth. Much of this drilling has been wide-spaced (approximately 500 feet between drill holes), to an average depth of 1,050 feet. Drill targets tested include the Brimstone, Central, Bay Area and Silver Camel zones, plus testing of a geophysical anomaly to the south of Brimstone (Vortex).

Material from all holes has been assayed using a fire assay procedure for both gold and silver content by one of three independent laboratories. Management intends to continue exploration drilling on the sulfide system in 2009. We plan to conduct metallurgical testing and additional engineering work in 2009. We intend to complete a pre-feasibility study evaluating the economic viability of the sulfide project and anticipate completion of the study in 2010.

The analysis of the current drill results and historical geological information suggests that gold and silver mineralization is hosted along north-south trending zones of approximately 14,000 feet in length. These zones are partially defined laterally by post-mineral faults. The following individual zones, from west to east, currently recognized are: Camel, Cove, Central, Boneyard, Albert, Fire, Brimstone, and Vortex. The expanded program is also planned to include further exploration of the Fire, Albert, Boneyard, Cove and Camel zones. There has been historic mine production from the Cove, Central and Brimstone zones. The other zones have been defined by historic drill holes and surface mapping.

Upon completion of a drill hole, the hole is surveyed and then plugged. Management of the drill program, sample collection and assay program is being carried out by Allied Nevada. Qualified independent consultants have reviewed all aspects of the exploration program and are expected to conduct regular reviews of the ongoing exploration program.

Any expansion of the Hycroft Mine necessary to exploit any additional reserves that may be established through our Hycroft exploration drilling program that are not located within our current mine plan, will require us to obtain all permits, approvals and consents of regulatory agencies responsible for the use and development of mines in Nevada.

Exploration Properties

Exploration Properties are both those properties where we retain a significant controlling interest or joint venture and where there has been sufficient drilling and analysis completed to identify and report reserves or other mineralized material and more than 100 earlier-stage exploration properties. Allied Nevada currently has six properties on which mineralized material has been identified: Maverick Springs (a 45% joint venture with Silver Standard), Mountain View, Hasbrouck, Three Hills, Wildcat and Pony Creek/Elliot Dome.

None of these properties currently have proven or probable reserves as defined by Industry Guide 7. Additionally, with the operation of the Hycroft Mine, the properties are important to us, but are not “material” in the meaning associated with Industry Guide 7.

We are currently evaluating these six properties to determine how to best advance these projects by increasing the identified mineral resources, improving the quality of these mineral resources, or advancing the project to a development decision.

The following map provides the general location of each of these six properties on which we have identified mineralized material. All of the Company’s properties are within the state of Nevada.

The following table summarizes information we consider important concerning our Advanced Exploration Properties. The reader is directed to the more comprehensive information about these properties starting immediately following the summary table.

Advanced Exploration Properties

Summary Information

Property Name	Approximate Acreage (Claim Type)		Original Ownership Interest	Geology	Exploration/ Mining History	Mineralization and Other
Maverick Springs	4,920 acres (246 unpatented	)	45%, subject to underlying royalties and annual lease payments of $100,000 (Allied Nevada’s share is 45%)	Sediment hosted disseminated gold/silver system.	Prior exploration and drilling by Vista and Silver Standard Resources Inc. and others.

Mineralized material is estimated at 69.6 million tons grading 0.01 opt gold and 1.0 opt silver at a silver-equivalent cut-off grade of 1.0 opt silver.

Allied Nevada in joint venture with Silver Standard Resources Inc.

Property Name	Approximate Acreage (Claim Type)		Original Ownership Interest	Geology	Exploration/ Mining History	Mineralization and Other

Mountain View	2,560 acres (128 unpatented	)	50%, with an option to acquire additional 50% by paying $250,000, subject to underlying 1.0% and 1.5% royalties	Severance rhyolite hosts gold mineralization under cover.	Previously drilled and explored by others, Vista has drilled on the property.	Estimated 23.2 million tons of gold mineralized material grading 0.013 opt gold at a cut-off grade of 0.006 opt gold.

Hasbrouck	1,700 acres (22 patented, 63 unpatented	)	100%, subject to underlying 2.0% and 1.5% royalties Newmont can back in for 51%.	Gold is hosted in volcanics below sinter deposits of an epithermal, hot spring environment.	Previously explored and drilled by other operators.	Mineralized material above a cut-off of 0.010 opt gold is estimated at 20.3 million tons grading 0.023 opt gold and 0.32 opt silver.

Three Hills	300 acres (15 unpatented	)	Part of Hasbrouck agreement Newmont can back in for 51%.	Gold occurs in silicification zone where faults cut the volcanics.	Previously explored and drilled by other operators.	Gold mineralized material above a cut-off of 0.01 opt gold is estimated at 5.7 million tons grading 0.023 opt gold.

Wildcat	4,820 acres (5 patented, 236 unpatented	)	100%, subject to underlying 0.4-1.0% royalties	Structurally controlled epithermal gold and silver in volcanics.	Historic small scale mining of veins. Extensively drilled by former operators.	Mineralized material above a cut-off grade of 0.010 opt gold is estimated at 38.1 million tons grading 0.018 opt gold and 0.16 opt silver.

Pony Creek/ Elliot Dome	17,900 acres (895 unpatented	)	Sold to Mill City along with 8 other Pescio properties, who optioned 60% to Grandview Gold.	Gold is related to felsite breccias and probably to felsic intrusions into graben faults	Newmont explored and drilled 1980-1989, followed by others off and on through present.	Mineralized material above a cut-off grade of 0.015 opt gold is estimated at 32.4 million tons grading 0.044 opt gold

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

On June 9, 2003, Vista entered into an agreement granting Silver Standard Resources Inc. (“Silver Standard”) an option to acquire its interest in the silver mineralized material hosted in the Maverick Springs project. Allied Nevada, as successor to Vista, will retain its 100% interest in the gold mineralized material. The agreement with SSRI is subject to the terms of the Newmont purchase agreement. Under the agreement, Silver Standard was to pay $1.5 million over four years, of which $949,823 was paid to Vista in 2003, $428,481 in 2004 and $144,285 in 2005, completing the $1.5 million obligation. Since Silver Standard has satisfied the $1.5 million obligation, all costs incurred for Maverick Springs are now being shared by the two corporations as stated below. Silver Standard and Vista formed a committee to jointly manage exploration of the Maverick Springs project. Allied Nevada, as successor to Vista, has a 45% vote on the committee, and Silver Standard is the operator and has a 55% vote. Since Silver Standard has completed its $1.5 million in payments, future costs will be shared by Silver Standard and Allied Nevada on the same ratio as established for operation of the management committee: Allied Nevada 45% / Silver Standard 55%, subject to standard dilution provisions.

Prior operators have conducted drilling on the Maverick Springs project. In November 2002, Vista completed a 7-hole reverse circulation drill program totaling 7,020 feet on the Maverick Springs project. The program consisted of seven vertical reverse circulation holes, stepped out 500 feet to 2,200 feet from previously identified mineralization. All seven holes encountered flat-lying mineralization, predominantly oxidized to depths of up to 900 feet. The program outlined continuous mineralization in a 2,200-foot by 1,200-foot area, immediately adjacent to known gold-silver mineralization. With additional in-fill drilling, this newly outlined mineralization has the potential to significantly increase the mineralized material.

In October 2003, Vista completed a 16-hole reverse circulation program totaling 14,015 feet, in October 2004, Vista completed a 13-hole reverse circulation program totaling 13,015 feet and in August 2006, Vista completed a 18-hole reverse circulation drill program totaling approximately 16,000 feet. In the 4th quarter of 2008, Silver Standard completed a 5-hole program totaling 5,305 feet. Intercepts continue to indicate the potential for bulk-mineable gold-silver mineralization.

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

Based on a third-party technical study performed on behalf of Vista, the Maverick Springs project contains approximately 69.6 million tons of mineralized material with an average grade of 0.01 ounces of gold per ton and 1.0 ounce of silver per ton at a silver-equivalent cut-off grade of 1.0 ounce of silver per ton.

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

Prior operators have conducted drilling on the Mountain View property. Vista completed a five-hole reverse circulation program totaling 4,330 feet in November 2003. The results indicate the presence of a new zone of bulk mineralization approximately 200 feet east of the known core of mineralization. Vista completed a five-hole reverse circulation program totaling 4,070 feet in 2004, and the results indicate potential bulk-mineable gold mineralization and the down-dip extension of higher-grade gold mineralization.

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

Based on a third-party technical study performed on behalf of Vista, the Mountain View project contains approximately 23.2 million tons of gold mineralized material with an average grade of 0.013 ounces of gold per ton at a cut-off grade of 0.006 ounces of gold per ton.

Hasbrouck

The Hasbrouck property is located in southwestern Nevada about 5 miles south-southwest of the town of Tonopah in Esmeralda County, Nevada, adjacent to U.S. Highway 95 and approximately half-way between Reno and Las Vegas. The property consists of 22 patented lode mining claims and 61 unpatented lode claims that cover an area of approximately 1,300 acres.

On May 23, 2003, Vista executed a purchase agreement with Newmont Capital, which includes both the Hasbrouck property and the Three Hills property, which lies approximately 4.5 miles to the north-northwest. Terms of the purchase included a $50,000 cash payment on signing and $200,000 or, at Vista’s discretion, the equivalent in Vista shares one year after signing. In June and July 2004, Vista issued to Newmont Capital an aggregate 50,475 Vista shares at a deemed per share price of $3.96. The value of the Vista shares was based on the average NYSE-A (f/k/a AMEX) closing price of the Vista shares over the ten-trading-day period ending one day before the first anniversary of the agreement. Newmont Capital, at its option, will retain either: (a) a 2% NSR in each project together with the right to a $500,000 cash payment at the start of commercial production at either project and a further $500,000 cash payment if, after the start of commercial production, the gold price averages $400 per ounce or more for any three-month period; or (b) the right to acquire 51% of either or both projects. The latter right would be exercisable only after the later of four years or the time when Allied Nevada, and historically Vista, have incurred aggregate expenditures of $1.0 million to acquire, explore and hold the projects and would include Newmont Capital paying to Allied Nevada cash equaling 200% of the expenditures made by Allied Nevada, and historically Vista, on the related property. In this event, Newmont Capital would become operator of a joint venture with Allied Nevada, and both parties would fund the project through to a production decision. Allied Nevada’s contribution to the joint venture during this period is capped at $5.0 million, $3.0 million of which Newmont Capital would finance for Allied Nevada and recover, with interest, exclusively from related project cash flows. Allied Nevada would also grant Newmont Capital a right of first offer with respect to subsequent sale of the projects by Allied Nevada. An additional 1.5% NSR on the Hasbrouck property is held by a private party.

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

A third-party technical study was completed for Vista in August 2003 and was updated in August 2006. The Hasbrouck study was developed using data from 54,339 feet of drilling, principally comprised of 105 reverse circulation holes totaling 44,400 feet and 22 rotary drill holes totaling 8,980 feet. The drilling database was compiled from work performed by FMC Gold Co., Cordex Syndicate and Franco Nevada Inc. between 1974 and 1988. Based on this study, mineralized material above a cut-off of 0.010 ounces of gold per ton is 20.3 million tons with an average grade of 0.023 ounces of gold per ton and 0.32 ounces of silver per ton.

Three Hills

Three Hills is located in southwestern Nevada about 1 mile west of the town of Tonopah in Esmeralda County, Nevada, and about 4.5 miles northwest of the Hasbrouck property described above. Three Hills consists of 15 unpatented lode claims totaling approximately 201 acres.

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

A third-party technical study was completed for Vista in August 2003 and was updated in August 2006. The Three Hills study included data from 62,874 feet of drilling, comprised of 183 reverse circulation holes totaling 54,657 feet, 45 air-track and rotary holes totaling 6,320 feet and 9 diamond drill holes totaling 1,897 feet. The drilling was completed by Echo Bay Mines Ltd., Eastfield Resources, Saga Exploration and Cordex Syndicate between 1974 and 1996. Based on this study, gold mineralized material above a cut-off of 0.01 ounces of gold per ton was 5.7 million tons with an average grade of 0.023 ounces of gold per ton.

Wildcat

Wildcat is located about 35 miles northwest of Lovelock and 26 miles south of the Hycroft Open Pit Mine in Pershing County, Nevada. The project consists of 125 unpatented claims and 4 patented claims, comprising 2.500 acres.

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

A third-party technical study was completed for Vista in November 2003 and was updated in August 2006. Using data from one underground channel sample, 245 reverse circulation drill holes and 11 diamond drill holes totaling 95,466 feet, gold mineralized material above a cut-off grade of 0.010 ounces of gold per ton was estimated at 38.1 million tons grading 0.018 ounces of gold per ton and 0.16 ounces of silver per ton.

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

Pursuant to an agreement with the Pescios, Mill City owns a 100% interest in the property and was to pay the Pescios an NSR of 3%. Escalating annual property payments would have to be made to the Pescios and Mill City may purchase 1.0% of the 3.0% NSR for a total of $1 million. Mill City must also pay annual rentals to the BLM of $125 per claim on or before September 1 of each year and appropriate county filing fees to the Elko County Recorder on or before November 1 of each year.

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

As part of the Arrangement Agreement, Allied Nevada acquired the Pescios’ interest in the Pony Creek Property from the Pescios. Allied Nevada is now the holder of a royalty on the claims, and holds contractual rights that may in certain circumstances require the record owner to transfer ownership of the claims to Allied Nevada.

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

Alteration within the rhyolite intrusive includes quartz-sericite-pyrite (Qsp) associated with north and northeast trending shears. The shear zones are fragmental and brecciated and contain very fine-grained quartz, sericite and pyrite/goethite, both as disseminations and on fractures. Away from the shear zones the rhyolite gradually becomes fresher, grading outward from relict feldspar ghosts into porphyritic rhyolite. In the center of the intrusive along the east flank of Rhyolite Hill, as well as in some other areas, the intrusive has a granular texture and feldspars have been altered, leaving open clay-filled vugs. The sanded rhyolite consists of medium-grained rounded clasts of glassy rhyolite breccia occurring near the margins and at the base of the intrusive, and locally as narrow stockwork zones in the intrusive. The distribution and texture of the sanded rhyolite suggest that the unit formed in vitric chill margins and apparently was partially fluidized by subsequent hydrothermal activity. Sediments along the margins of the intrusive and immediately beneath the rhyolite have been silicified, decalcified and sulfidized and, in and around the mineralized cells, have been extensively oxidized (hypogene oxidation). Sediments also occur as xenoliths throughout the rhyolite and can be observed in outcrop and in subsurface. The margins of the xenoliths are usually partially absorbed and most contacts are gradational.

Early-Stage Exploration Properties

In general, these properties either do not have sufficient work completed to identify and report reserves or other mineralized material or we do not have a significant controlling interest or joint venture on the property.

Certain of these exploration properties have been optioned and leased to other exploration companies in return for production royalties averaging approximately 3.0% advance minimum royalties and, on some of the properties, work commitments. For the properties under lease, the lessee is typically responsible for making the land payments including the BLM fees and county property tax payments.

BLM filing fees and county property tax payments were paid for approximately 7,600 unpatented mining claims held by Allied Nevada.

Discussions have been initiated with various lessees to renegotiate agreements with terms that are in alignment with our corporate exploration objectives. We will pursue other strategic options that could include exploration joint ventures, royalty agreements, or the sale or release of the mineral property.

Property Dispositions

On December 31, 2007, Madison Enterprise Corp. (“Madison”) exercised its option under an Exploration Agreement to acquire our Battle Mountain property consisting of 360 unpatented mining claims in Lander County, Nevada by paying Allied Nevada $2.0 million. Under the terms of the Exploration Agreement, Allied Nevada retained an NSR of 5% for gold and silver and 4% for other minerals. Additionally, Madison is required to pay an AMR of $60,000 annually subject to adjustment for inflation, which amount was paid together with Madison’s option exercise described above. Allied Nevada received the 2008 AMR payment from Madison. Madison has an option in the Exploration Agreement to purchase the NSR for payment of $4.0 million subject to an annual escalation.

In April 2008, Allied Nevada completed the sale of its 50% interest in the Hamilton-Treasure Hill mineral property consisting of 106 patented and 112 unpatented mining claims for $1.0 million. Under terms of the agreement, Allied Nevada retained an NSR of 1%, which is subject to a buyout for a payment of $0.5 million in the first 24 months from closing escalating thereafter to a maximum of $3.0 million.

In October 2008, Allied Nevada completed the sale of its 50% interest in the Wonder District mineral property for $0.6 million. The property consists of 70 patented lode mining claim, 1 townsite and associated water rights related to the claims and the townsite. Allied Nevada does not retain an NSR on production from the property.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter of the year ending December 31, 2008.

GLOSSARY

“AMR” means advance minimum royalty.

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

“Cut-off grade” means the grade below which mineralized material will be considered waste.

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

“Exploration Stage” project is one which is not in either the development or production stage.

“Fault” means a fracture in rock along which there has been displacement of the two sides parallel to the fracture.

“Heap leach” means a gold extraction method that percolates a cyanide solution through ore heaped on an impervious pad or base.

“Mineralization” means the concentration of metals within a body of rock.

“Mineralized material” is a body that contains mineralization which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

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

“RCR” means reverse circulation rotary, a drilling method.

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

“Volcaniclastic” means clastic (made up of fragments of preexisting rocks) rock chiefly composed of volcanic material derived by ejection of volcanic material from a volcanic vent.

“Waste” means rock lacking sufficient grade and/or other characteristics of ore.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE-A (f/k/a American Stock Exchange) and the Toronto Stock Exchange under the symbol “ANV”. Allied Nevada commenced trading on each of these exchanges on May 10, 2007. The following table sets out the reported high and low sale prices as reported by the exchanges.

		NYSE-A (t/k/a American Stock Exchange) ($)		The Toronto Stock Exchange (CDN$)
		High	Low	High	Low
2009	1st quarter (to March 10)	5.33	3.70	6.50	3.53

2008	1st quarter	6.75	4.32	6.82	4.36
	2nd quarter	6.64	4.56	6.72	4.58
	3rd quarter	6.60	4.01	6.75	4.35
	4th quarter	5.58	1.65	6.15	2.20

2007	2nd quarter (commencing May 10)	6.06	4.00	6.50	4.20
	3rd quarter	6.15	3.80	6.39	4.09
	4th quarter	9.85	4.84	8.80	4.85

On March 10, 2009, the last reported sale price of our common stock on the NYSE-A (f/k/a American Stock Exchange) was $4.20 and on the TSX was CDN$5.40. As of March 10, 2009, there were 57,433,144 shares of our common stock issued and outstanding, and we had 239 registered shareholders of record.

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

The following graph compares the performance of Allied Nevada common stock with the performance of the S&P 500 and the PHLX Gold/Silver Sector IndexSM, assuming reinvestment of dividends on December 31 of each year indicated. The graph assumes $100 invested at the per share closing price on NYSE-A (t/k/a American Stock Exchange) in Allied Nevada and each of the indices on May 10, 2007. Because Allied Nevada’s common stock commenced trading on May 10, 2007, measurement periods are limited to December 31, 2007 and 2008, respectively.

Recent Sales of Unregistered Securities

The Company had no sales of unregistered securities during the year ended December 31, 2008. For the year ended December 31, 2007, reference is made to Note 13 to the Consolidated Financial Statements for information concerning Allied Nevada’s equity private placement financing completed in July 2007, as previously reported in reports filed with the Commission.

Item 6.	Selected Financial Data

Set forth below are selected consolidated financial data for each of the five fiscal years ended December 31, 2004-2008. For all periods prior to the effective date of the Arrangement Agreement, the financial statements from which these data are derived reflect the financial position and results for subsidiaries of Vista that held Nevada-based mining properties and related assets that were transferred to Allied Nevada as part of the Arrangement Agreement (“Vista Nevada”) and do not include any historical information on the properties that were acquired by Allied Nevada from the Pescios, as such acquisition is considered an asset purchase and not the purchase of a business. Please see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —The Separation of Allied Nevada from Vista—Basis of Presentation” for further information on the derivation of these financial statements. Accordingly, for periods prior to May 10, 2007, the financial statements of Allied Nevada as presented herein are not indicative of results of operations of Allied Nevada as it is now constituted.

We selected the statement of loss data for the year ended December 31, 2006, 2005, and 2004 and the balance sheet data as of December 31, 2006, 2005, and 2004 from Vista Nevada’s audited Consolidated Financial Statements included herein. See “Part II—Item 8. Financial Statements and Supplementary Data.” You should read the information presented below in conjunction with “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of Allied Nevada and Vista Nevada and related notes included herein. See “Part II—Item 8. Financial Statements and Supplementary Data.”

Selected Financial Data

U.S. dollars in thousands

	Years Ended December 31,
Results of operations	2008	2007	2006	2005	2004
Net loss	$(79,641)	$(11,265)	$(2,465)	$(2,286)	$(2,803)
Basic and diluted net loss per share	(1.49)	(0.42)	N/A	N/A	N/A

	December 31,
Financial position	2008	2007	2006	2005	2004
Current assets	$22,744	$21,320	$212	$162	$454
Mineral properties	36,583	76,394	8,892	8,986	2,462
Plant and equipment	29,294	1,037	997	1,188	1,311
Restricted cash	12,637	5,586	5,320	5,097	4,961
Total assets	112,259	106,514	17,303	16,863	10,729
Current liabilities	9,892	1,579	162	168	103
Non-current capital lease obligations	2,392	12	23	27	—
Non-current asset retirement obligation	5,735	5,167	4,663	4,085	4,163
Total liabilities	18,653	6,758	4,848	4,287	4,266

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Allied Nevada commenced operations on May 10, 2007, following Vista’s transfer to us of the Vista Nevada Assets, along with cash, and the transfer to us by the Pescios of the Pescio Nevada Assets. These transfers to us were made in exchange for shares of our common stock and cash, under the terms of the Arrangement Agreement. See “Part I—Item 1. Business—History of Allied Nevada”. Since May 10, 2007 we have been conducting our business of evaluation, acquisition, exploration and advancement of gold exploration and development projects in the state of Nevada. Before the Arrangement Agreement was completed, we had no properties or property interests, were not yet conducting business operations and had no shareholders other than Vista. For periods prior to the effective date of the Arrangement Agreement, the financial statements, related discussion and analysis and other financial information in this document were prepared as relates to the subsidiaries of Vista that held Nevada-based mining properties and related assets that were transferred to Allied Nevada as part of the Arrangement Agreement. In our SEC filings prior to the completion of the Arrangement Agreement, we referred to these subsidiaries as “Vista Gold Corp—Nevada exploration properties” or “Vista Nevada”. Also see “Part I—Item 1.—Business” for discussion of the history and a general description of the business of Allied Nevada and the Company’s business strategy.

The following discussion and analysis is made of the financial position and results for Allied Nevada and Vista Nevada, as defined above. For periods prior to the effective date of the Arrangement Agreement, these financial statements have been prepared under generally accepted accounting principles (“GAAP”) in the United States as if Vista Nevada had been a stand-alone company and should be read in conjunction with the consolidated financial statements and the related notes thereto included herein. These consolidated financial statements do not include any historical financial information on the property interests acquired by Allied Nevada from the Pescios (the “Pescio Nevada Assets”). Based on guidelines provided in Rule 11-01 of Regulation S-X of the SEC, the U.S. GAAP guidance provided in Emerging Issues Task Force (EITF) 98-3

(concerning whether assets or a business are being acquired) and in the Financial Accounting Standards Board Statement No. 141, “Business Combinations,” the acquisition of the Pescio Nevada Assets is considered an asset purchase and not a purchase of a business. Consequently, financial information relating to the property interests acquired from the Pescios is not incorporated into these statements for periods prior to the effective date of the Arrangement Agreement. Accordingly, for periods prior to May 10, 2007, the historical financial statements of Allied Nevada as presented herein are not indicative of results of operations of Allied Nevada subsequent to May 10, 2007.

The discussion and analysis of the consolidated operating results and financial condition of Allied Nevada for the year ended December 31, 2008 has been prepared based on information available to us as of March 10, 2009. This discussion should be read in conjunction with the consolidated financial statements of Allied Nevada for the three years ended December 31, 2008 and the related notes thereto, which have been prepared in accordance with U.S. GAAP. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Outlook

Gold prices started 2008 at $841 per ounce and finished the year at $865 per ounce as quoted on the London Exchange. This rise of approximately 3% during 2008 reflected factors such as oil prices, global instability, real and threatened terrorism activities, the war in Iraq, the decline in the value of the U.S. dollar, and the demand for investment and jewelry purposes. As of March 10, 2009, the price of gold was $902 on the London Exchange. Current price levels are near a 25-year high. However, due to recent volatility of gold prices, no assurance can be given that such prices will be sustained.

In 2008, we completed the capital spending and development program required to reopen the Hycroft mine. We started the commissioning phase and produced our first gold from the operation in December 2008. The commissioning phase involves the mining and the heap leach process and is expected to be completed by the middle of 2009.

The commissioning of the mine is proceeding as expected. Our mining fleet is operating at the scheduled production capacity of approximately 2.1 million tons of material per month (25.0 million tons per annum). We are currently supplementing this production with the use of a contract miner which has increased our production capacity by approximately 500,000 tons of material per month. The use of the contract miner accelerates the ore release from the Brimstone pit and will be utilized to move the necessary material for the 2009 planned leach pad expansion. Once these activities are completed, we will review the ongoing use of the contract miner on an economic basis. Although the stripping of overburden was completed in September of 2008, when the Company started producing gold in more than a de minimus amount, as expected, the first phase of mining required the removal of additional waste mining to allow access to sustainable ore production by the end of the first quarter of 2009. Based on our current life of mine plan, during 2009, we are expecting to mine approximately 27.0 million tons of total material including 12.0 million tons of ore grading an estimated 0.017 ounces of gold per ton of ore. Based on this plan, we expect our mining costs per ton of ore mined to be approximately $1.15 per ton mined.

The Brimstone Heap Leach System is currently operational after the completion of a 1.1 million square foot expansion during 2008. In 2008, the Company commissioned the leach pads by loading the pads with ore mined from the Brimstone open pit and placing the leach pads under leach. As additional ore from the Brimstone open pit is placed under leach, we will be able to increase the surface area we have placed under leach and the resulting solution flows. Additionally, based on historical recovery information from previous operations, as included in the technical report dated October 18, 2008 (the “Hycroft Technical Report”) authored by Scott Wilson, C.P.G. of Scott E. Wilson Consulting, Inc. (“Wilson Consulting”), our current mine plan assumes comparable recovery results of 56.6% of the gold placed with approximately 21.6% of the gold being recovered in the first 90 days under leach, 27% in the next 90 days under leach, and the remaining 8% in the following 180 days. Because of the planned ore deliveries expected in our current life of mine plan during the startup period and the inherent time delays in the heap leach process, management believes our gold production from the heap leach will steadily increase until we reach management’s expected annualized production levels of approximately 90,000 ounces of gold per year by the middle of the year. These recovery delays create work-in-process inventory for the Company due to the length of time between placing the ore on the leach pad and the ultimate recovery of the gold. Our heap leach system is configured with a CIL process plant and a Merrill-Crowe process plant to remove the gold from the pregnant solution from the heap leach pad. During the process of recovering gold, we also produce silver as byproduct of the gold recovery process. Based on our life of mine operating plan, during 2009, we expect to recover approximately 90,000 ounces of gold from the Hycroft Mine with approximately 20,000 ounces of this being recovered in the first half of the year and 70,000 ounces recovered in the second half of the year.

Based upon our current mine plan and operational assumptions, we are expecting our average cost of sales per ounce of gold to be between $460 and $480 per ounce of gold for the full year. This reflects, among other factors, our mine and process operating plans for the year, our current expectations of major consumables such as fuel and lime, and the additional startup costs in the first half of the year as the Company steadily increases its production to its normal expected operating levels. We expect the cost of goods sold per ounce of gold to be between $600 and $620 per ounce sold for the first half of the year resulting from the startup of mining and processing operations.

During the coming year, we have planned a couple of significant capital projects:

•

To meet current mine production plans for 2009 and future years, we are planning to acquire an additional 200-ton haul truck and expect to acquire this equipment subject to a capital lease. In future years, additional trucks will likely be required to maintain production levels due to the increased haul lengths. A new truck is expected to cost approximately $3.0 million and we expect to be able to purchase this truck with a capital lease.

•

During 2009, we are continuing with our phased approach to constructing the leach pad capacity required to process future ore requirements. We are expecting to commence this phase of leach pad construction in the second quarter and expect the total cost of the 2009 expansion to be approximately $6 million.

We plan to complete studies on various alternatives we have for improving or expanding our mining and processing activities to increase gold production and reduce our overall unit cost of sales for gold. We are considering the following initiatives:

•

Increasing mining rates in order to increase annual gold production. Initial studies show that the mine plan and process facilities can accommodate a 30% expansion to mining rates. This increased mining rate would be accomplished by the use of a mining contractor or the purchase of additional mining equipment. A 30% increase to the total mining rate would increase ore production by approximately 3 million tons per annum and would increase annual gold production by 15,000- 25,000 ounces per year. Operating costs would be similar to those presently experienced at the mine.

•

By increasing the grade of gold and silver in the pregnant solution, the operating efficiencies of the Merrill-Crowe plant and the Carbon in Leach (CIL) plant will improve. The 2009 operating plan includes the expansion of ponds, pumps, piping and leach pads to allow for “stacking” of the pregnant solution (increasing the grade of the pregnant solution). The “stacking” of pregnant solution will begin in the third quarter of 2009. The benefits of this optimization program will not be realized until 2010.

•

The third expansion alternative presently being evaluated is to take advantage of the additional gold and silver recovery that may be obtained by crushing the ore as opposed to placing run of mine ore on the pad. Metallurgical testing is currently in progress to determine the increase in gold and silver recovery that would result from crushing the ore. Historic production data indicates that by crushing ore to approximately 1 inch in size that gold recovery could improve by approximately 20%. No historic data is available for the effect of crushing on silver recovery. The metallurgical test work and associated economic evaluations will be completed in the third quarter of 2009. The potential benefits of this expansion would not be seen until 2011.

In 2008, we completed a successful exploration drilling program that increased the expected mine life from the Hycroft Mine’s oxide reserves and also identified additional sulfide gold mineralization. In 2009, we plan to complete a geological review of the historical drilling results to better understand the oxide and sulfide mineralization and to identify higher probability targets for future drilling programs. Once this analysis is completed, we expect to continue our oxide and sulfide exploration drilling programs in the third quarter of 2009.

Our general and administrative expenses for 2009 are expected to total approximately $10.8 million with approximately $5.1 million of this amount representing non-cash charges associated with the expensing of stock-based compensation in accordance with FAS123(R).

For 2009, our objective with the other exploration properties is to maximize the overall value of this property package by assessing the exploration potential of each property. We will then determine whether we should explore the property ourselves, enter into a joint venture to explore the property, sell the property rights, or dispose of the property.

The Separation of Allied Nevada from Vista

On July 6, 2006, Vista announced that it had entered into a binding letter of intent, with the Pescios, pursuant to which Vista agreed to transfer its existing Nevada properties into a new publicly-listed company that would, concurrently with the transfer, acquire the Nevada mining property interests of the Pescios. Pursuant to the Arrangement Agreement, Vista shareholders were to exchange their current common shares of Vista for shares of common stock of Allied Nevada and new common shares of Vista. As described above under “General”, the Arrangement Agreement was completed on May 10, 2007.

Basis of Presentation

The Consolidated Financial Statements of Allied Nevada Gold Corp. (a Production Stage Enterprise) and its subsidiaries (collectively, “Allied Nevada” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States. The results of operations are not necessarily indicative of the operating results of future years. Certain amounts for the year ended December 31, 2007 and December 31, 2006 have been reclassified to conform to the 2008 presentation.

The Company commenced operations as an independent, newly formed entity on May 10, 2007 upon completion of the transactions pursuant to the Arrangement Agreement, prior to which it had been a wholly-owned subsidiary of Vista Gold Corp. (“Vista”) (Note 5). Under the continuity of interest basis of accounting, the financial results include the net Vista Nevada Assets for periods prior to May 10, 2007 as reported by Vista. The associated expenses recorded by the Company prior to May 10, 2007 may not be indicative of the actual expenses that would have been incurred had the Company been operating as a separate, stand-alone public company for the periods presented and do not reflect the Company’s consolidated results of operations, financial position and cash flows had the Company been a stand-alone public company during the periods presented.

Critical Accounting Policies and Estimates

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

Ore on Leach Pads and Inventories

As described below, costs that are incurred in or benefit the productive process are accumulated as ore on leach pads and inventories. Ore on leach pads and inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current metals prices, less the estimated costs to complete production and bring the product to sale.

The recovery of gold from the Hycroft Mine’s oxide ore is accomplished through the heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution, which dissolves the gold contained in the ore. The resulting “pregnant” solution is further processed in a plant where doré will be produced. Costs are added to ore on leach pads based on current mining and processing costs, including applicable depreciation, depletion and amortization relating to mining and processing operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.

The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage (based on ore type).

Although we expect to reconcile the quantities of recoverable gold placed on the leach pads by comparing the grades of ore placed on pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, we expect the metallurgical balancing process will be constantly monitored and estimates will be refined based on actual results over time. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value will be accounted for on a prospective basis.

In-process Inventory

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes currently being used by the Company include a Carbon in leach solution recovery process (“CIL process”) and a Merrill-Crowe zinc-precipitation process (“Merrill-Crowe process”). In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

Precious Metals Inventory

Precious metals inventories include gold doré and gold bullion. Precious metals that result from the Company’s mining and processing activities are valued at the average cost of the respective in-process inventories incurred prior to the refining process, plus applicable refining costs.

Materials and Supplies Inventory

Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

Mine Development

Mine development costs consist primarily of the cost of removing overburden and waste materials (“stripping costs”) incurred prior to production as defined in EITF No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry, and development drilling and related assaying costs to delineate an ore body. The above costs incurred before mineralization is classified as proven and probable reserves are expensed as incurred.

The production phase of an open pit mine commences when saleable minerals beyond a de minimus amount are produced. Stripping costs incurred during the production stage of the mine are accounted for as variable production costs that are included as a component of inventory. During 2008 the Company determined that the Hycroft Mine produced saleable minerals beyond a de minimus amount.

Mine development costs are amortized using the units of production (“UOP”) method based upon projected recoverable ounces in proven and probable reserves. Projected recoverable ounces are determined by the Company based upon its proven and probable reserves and estimated metal recovery associated with those reserves.

Mineral Properties

Mineral property acquisition costs are recorded at cost and are deferred until the viability of the property is determined. We currently have one Operating Property, the Hycroft Open Pit Mine, which is located approximately 54 miles west of Winnemucca, Nevada. Exploration, mineral property evaluation, option payments, related acquisition costs for mineral properties acquired under an option agreement, general overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. When proven and probable reserves are determined for a property, subsequent development costs on the property would be capitalized. If a project were to be put into production, capitalized development costs would be depleted on the units of production basis determined by the proven and probable reserves for that project.

Advanced minimum royalty (AMR) payments are made by the mining operators on certain mineral interests to the Company prior to the commencement of commercial production on the property under lease. After the commencement of commercial production, the mining operator recovers these payments out of production royalty payments due to the Company. Upon receipt, these payments are initially recorded by the Company as deferred income. The related income is recognized when the lessee’s right to offset the AMR against future royalty payments due expires.

The Company reviews the cost of mineral properties for impairment whenever events and circumstances indicate that a decline in recoverability of their carrying value may have occurred but in any event not less than annually. Where applicable management estimates the expected future cash flows of mineral properties and compares such future cash flows to the carrying amount of the mineral properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future net cash flows, the Company will adjust the carrying amount of such mineral properties to fair value. Other factors used to determine fair value include, but are not limited to, estimates of land value of early stage exploration properties, the value of unproven acreage, the value of advanced minimum royalty agreements, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. The Company recorded impairments of approximately $39.0 million and $0.7 million for the years ended December 31, 2008 and 2007, respectively.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior undetected agreements or transfers and title may be affected by such defects.

Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment annually and at interim periods if events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is determined to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires companies to recognize compensation expense for share-based payments based on the estimated fair value of the awards. SFAS No. 123(R) also requires tax benefits relating to the deductibility of increases in the value of equity instruments issued under share-based compensation arrangements that are not included in costs applicable to sales (“excess tax benefits”) to be presented as financing cash inflows in the Statement of Cash Flows.

Loss Per Share

Loss per share amounts are only presented for 2008 and from May 10, 2007 through December 31, 2007 as Allied Nevada was not a publicly held entity prior to May 10, 2007 and was a wholly-owned subsidiary of Vista. Basic loss per share amounts are calculated by using the weighted-average number of common shares outstanding during the year. Diluted loss per share amounts reflect the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted unless their inclusion would be anti-dilutive. As the Company incurred a net loss in both 2008 and 2007, potential shares to be issued from the assumed exercise of options, warrants, and restricted shares were not included in the computation of diluted earnings per share since their result would be anti-dilutive.

Concentration of Risk

Since the Company is currently a production stage enterprise (as defined by SEC Industry Guide 7), it expects the principal source of future revenue to be the sale of gold. A significant and sustained decrease in the price of gold from current levels could have a material and negative impact on the Company’s business, financial condition and results of operations.

The Company places its cash investments with a single high quality financial institution. Substantially all of the cash and cash equivalents were in excess of FDIC limits. All cash equivalents were invested in high quality short-term money market instruments, including government securities, bankers’ acceptances, bank notes, certificates of deposit, commercial paper and repurchase agreements of domestic and foreign issuers. At December 31, 2008, we had no funds invested in asset-backed commercial paper. The Company has not experienced any losses on its cash investments.

The Company currently has one operating property, the Hycroft Mine. The Company does not carry business interruption insurance relating to the Hycroft Mine. Accordingly, loss of production at the Hycroft Mine could produce a near-term severe impact to Allied Nevada. Additionally, not all risks that could result in cessation of operations are insurable.

All of the Company’s properties are located in the State of Nevada. Any significant changes to the BLM regulations could have a negative impact on the Company’s financial position.

Operations

The Company commenced mining operations in August 2008 through removal of overburden and ore placed on our leach pad. The cyanide leaching operations began at the end of September 2008. Mine operations increased considerably in the fourth quarter of 2008 due to a full quarter of mining activity and the engagement of a mining services contractor to supplement our mining capacity. As of December 31, 2008, the Hycroft Mine had reached the production phase and the Company is working towards attaining full production levels in 2009.

The second phase of exploration drilling at Hycroft was completed in October of 2008. The program was designed to further expand the oxide and sulfide resources at Hycroft. Results of the program continue to be encouraging. Allied Nevada and consulting geologists are currently analyzing and compiling data, and designing the next phase of Hycroft exploration drilling that is scheduled to take place in 2009. Management plans to issue a property-wide resource estimate in the first half of 2009.

Results of Operations

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Allied Nevada had a consolidated net loss in 2008 of $79.6 million compared to a consolidated net loss of $11.3 million in 2007. The increase in the consolidated net loss of $68.4 million is largely due to $39.0 million of mineral property impairments, $12.0 million of mine start up costs, an increase of $10.4 million in property evaluation and holding costs, and an increase of $4.7 million in corporate general and administrative costs.

Mine start up costs

For the year ended December 31, 2008, we expensed $12.0 million of start up costs consisting primarily of mine site salaries and benefits, equipment costs, blasting, and fuel. Start up costs consisted of the following:

•	Salaries and benefits at the Hycroft Mine totaled $3.6 million. At December 31, 2008, employment at the Hycroft Mine totaled 142 employees.

•	Equipment maintenance costs for our used mining fleet totaled $2.4 million.

•	Costs for explosives used for blasting totaled $1.3 million during 2008.

•	Fuel for the used mining fleet totaled $1.9 million for the year.

There were no comparable costs incurred during the same period in 2007.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased to $16.7 million in 2008, as compared with $6.2 million in 2007. The increase of $10.4 million compared to 2007 is primarily due to the following factors:

•

We expensed $13.2 million of costs related to exploration activities at the Hycroft Mine during 2008. These expenses were primarily related to exploration drilling and assaying costs. Our 2008 drilling program consisted of about 341 drill holes for a total of approximately 240,000 feet drilled. The objective of the 2008 drilling program was to confirm and expand the existing oxide gold reserves and to test the economic viability of the sulfide gold and silver mineralization on the Hycroft property. Most of the drill holes encountered both oxide and sulfide mineralization.

From May 10, 2007 through December 31, 2007, we expensed approximately $3.8 million in exploration activities at the Hycroft Mine consisting primarily of exploration drilling and assay costs. During 2007, approximately 52 drill holes were completed for approximately 57,000 feet drilled.

•

After the terms of the Arrangement Agreement were carried out on May 10, 2007, Allied Nevada began operating as an independent company and employed its own exploration geologists in the corporate office. For 2008, the costs of these exploration salaries, benefits and travel expenses were $0.8 million compared to $0.3 million from May 10, 2007 through December 31, 2007.

Corporate general and administrative costs

Corporate general and administrative costs increased to $9.6 million in 2008, compared to $4.9 million for the same period in 2007. The increase of $4.7 million for the 2008 period can be attributed to a number of factors:

•

During 2008, we recognized stock-based compensation expense of $3.9 million from the Allied Nevada Stock Option Plan, resulting from grants of options to purchase shares of common stock compared to $1.3 million in the 2007 period. The increase in stock-based compensations is primarily attributable to the following:

•

$1.2 million resulted from the recognition of a full year of stock-based compensation in 2008 related to the 2007 grants of options and restricted share units as compared to approximately six months of such expense in 2007;

•	$0.9 million resulted from option grants in May and June of 2008 being one-third vested at the time of grant; and

•	$0.7 million resulted from recognition of stock-based compensation of 2008 grants of options and restricted share units.

•

During 2008, compensation, benefits, and employee related costs increased to $2.5 million compared with $1.2 million for the same period in 2007. The increase of $1.3 million was a result of twelve months of expense in 2008 compared to seven months in 2007 and hiring of additional corporate staff. The additional staff were added to support the increased activity relating to the reopening of the Hycroft Mine.

•

In 2008, we incurred $1.4 million of legal, accounting, and other consulting fees compared to $0.4 million during 2007. This increase of $1.0 million was largely due to twelve months of such expense in 2008 compared to seven months in 2007, as well as Sarbanes-Oxley (“SOX”) compliance costs during

2008 that did not have a comparable expense in 2007. The additional SOX costs include the costs of bringing in a consultant to help management document and assess its internal controls over financial reporting and additional external audit fees for an integrated audit.

•	In 2008, we were not allocated any of Vista’s general and administrative (“G&A”) expenses, while in 2007 we were allocated $0.4 million from Vista.

Depreciation and amortization

During 2008, depreciation and amortization expense was $1.6 million compared to $0.3 million in the same period of 2007, substantially all of the $1.2 million increase was attributable to the depreciation of capital assets acquired to reactivate the Hycroft Mine in 2008.

Asset retirement obligation and closure costs

Allied Nevada recorded accretion expense of $0.4 million in 2008 compared to $0.2 million in 2007. The accretion expense for 2008 was based on a risk-free credit adjusted rate of 7.5% and represented a full year of such expense compared to seven months in the 2007 period.

Other income and expense

Interest income

Allied Nevada earned $0.9 million in interest income in 2008 compared to $1.0 million in 2007. While average cash balances have increased in 2008 compared to 2007, the decrease of $0.1 million is largely attributable to lower interest rates. Interest earned on our liquid savings accounts decreased by $0.1 million and interest earned on the Hycroft Mine restricted cash account decreased by a nominal amount, both due to lower interest rates during 2008 compared to 2007.

Interest expense

Allied Nevada incurred $1.9 million of interest expense in 2008 compared to a nominal amount in 2007. $1.8 million of the Company’s interest expense was attributable to the Ionic term loan described in Note 16 to the Consolidated Financial Statements. $0.1 million of the Company’s interest expense is attributable to interest on capital lease obligations (see Note 12 to the Consolidated Financial Statements).

Impairment of mineral interests

Allied Nevada incurred an impairment of $39.0 million during 2008. $38.6 million of impairments resulted from adverse changes in valuation assumptions relating to our exploration properties as further described in Note 11 to the Consolidated Financial Statements. Additionally, $0.4 million of impairments were the result of termination of royalty agreements and exploration rights on nine mineral properties by a joint venture partner in April 2008. During 2007 Allied Nevada incurred an impairment of $0.7 million relating to the return of mineral properties as a consequence of defaults in payment of AMRs by the lessees.

Other income (expense)

Other income, net in 2008 totaled $0.5 million compared to $0.1 million in 2007. The principal variances from 2007 are as follows:

•	We recognized a gain of $0.8 million relating to the sale of two mineral properties, which was offset by a $0.3 million net foreign exchange loss. There were no comparable transactions in 2007.

•	In 2007, other income consisted of a $0.1 million gain on disposal of marketable securities. There were no comparable dispositions of marketable securities in 2008.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Allied Nevada had a consolidated net loss in 2007 of $11.3 million compared to a consolidated net loss of $2.5 million in 2006. The increase in the consolidated net loss of $8.8 million is largely due to an increase of $4.6 million in exploration, property evaluation and holding costs and an increase of $3.7 million in corporate administration and investor relations costs partially offset by an increase of $0.5 million in interest and other income.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs increased to $6.2 million in 2007, as compared with $1.6 million in 2006. The principal variances from 2006 are as follows:

•	We expensed $3.8 million of costs related to expanded exploration activities at the Hycroft Mine. These expenses were related to the following activities:

•

52 drill holes were completed for a total of approximately 57,000 feet drilled. The holes encountered sulfide and oxide mineralization. Full gold and silver assay determinations on 44 holes and partial assay determinations were received on the remaining holes from an independent assay lab.

•	Surface mineral samples were collected and assayed for gold and silver in order to identify future drill hole targets.

•	Geologic field work utilizing gravimetric and induced polarization techniques were employed to identify future drill-hole targets.

•	Geological mapping and aerial survey mapping were completed during the year.

•	There was no comparable work undertaken in 2006.

•

Since May 10, 2007, after carrying out the terms of the Arrangement Agreement (Note 5 to the Consolidated Financial Statements), Allied Nevada has operated as an independent company, which required the Company to employ its own exploration geologists in the corporate office in 2007, while in 2006 we were allocated a portion of the Vista corporate expenses under the application of the continuity of interests method of accounting. From May 10, 2007 to December 31, 2007, the additional costs of these exploration salaries, benefits and travel expenses were $0.3 million.

•

The cost of maintaining the Hycroft Mine site on care and maintenance was $121,000 higher in 2007 when compared to 2006. Higher care and maintenance costs were incurred during the second half of 2007 based upon the Company’s September 2007 decision to reactivate the mine.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $4.9 million in 2007, compared to $1.2 million in 2006. The increase of $3.8 million for the 2007 period can be attributed to a number of factors:

•

In 2007, we were allocated $0.4 million of Vista’s general and administrative (“G&A”) expenses, while in 2006, Vista allocated $1.2 million of G&A expenses to us. The allocation of G&A expenses by Vista was done based on the relative values of the mineral interests between the Vista Nevada Assets and the properties that were to remain in Vista subsequent to the Arrangement Agreement. The decrease of $0.8 million in allocated G&A expenses to us was primarily a result of the difference in the allocation periods. In 2006, allocated G&A expenses were for twelve months. Whereas 2007 allocated expenses were from January 1, 2007 through May 10, 2007.

•	In order to start our operations as a new independent, publicly-traded entity, there were a number of administrative and set-up costs incurred in order to set up legal structures and to develop the necessary accounting and business systems. These one-time costs were incurred during the second quarter of 2007 and amounted to $0.3 million. There were no comparable start-up costs incurred in 2006.

•

In order to maintain the stock listings of Allied Nevada on the Toronto and NYSE-A (f/k/a American Stock Exchange), 2007 year-to-date listing fees, investor relations fees, and shareholder communication costs amounted to $0.6 million. There were no comparable direct stock listing fees, investor relation fees, and shareholder communication costs in 2006.

•

In 2007, we recognized stock-based compensation expense of $1.3 million from the Allied Nevada Stock Option Plan, reflecting grants of options to purchase shares of common stock that we made to directors, employees, and Sierra Partners during 2007, net of forfeitures, as well as a grant of 300,000 Restricted Share Units that we made to the Executive Chairman during the third quarter pursuant to the Allied Nevada Restricted Share Plan (Note 13 to the Consolidated Financial Statements). There were no stock-based compensation expenses from either the Allied Nevada Stock Option Plan or the Allied Nevada Restricted Share Plan in 2006. Vista’s stock-based compensation allocations to us, which are described above and included in the above allocated expenses, were $0.1 million and $0.3 million for 2007 and 2006, respectively.

•

In 2007, we incurred $2.3 million of other direct G&A expenses including $1.2 million for compensation, benefits, and related employee costs, $0.4 million for legal, accounting, and other consulting fees, $0.3 million for director fees and expenses, and $0.3 million for other costs including office rental, insurance, and miscellaneous costs. In 2006, the Company incurred a nominal amount of direct G&A expenses relating primarily to office rental.

Depreciation and amortization

In 2007, depreciation and amortization expense was $0.3 million and approximately the same amount as compared to 2006, which was attributable to the depreciation of capital assets acquired in 2007.

Asset retirement obligation and closure costs

Allied Nevada recorded accretion expense of $0.2 million in 2007 compared to no charge in 2006. The accretion expense in 2007 was based on the risk-free credit adjusted rate of 7.5% used to calculate the asset retirement obligation and the opening asset retirement obligation of $4.7 million.

Impairment of mineral interests

As described in Note 11 to the Consolidated Financial Statements, Allied Nevada incurred an impairment of $0.7 million relating to the return of mineral properties to the Company as a consequence of defaults in payment of AMRs by lessees. There were no impairments of mineral interests in 2006.

Other income and expense

Interest income

We earned $1.0 million in interest income in 2007 compared to $0.6 million for 2006. The increase of $0.4 million is attributable to an increase in interest earned on our liquid savings accounts of $0.5 million and a nominal increase in interest earned on the Hycroft Mine restricted cash account, which was partially offset by a reduction of $0.1 million in the allocation of interest income from Vista. The increase in interest earned on the liquid savings account was attributable to higher cash balances available to be invested, again reflecting primarily net cash proceeds of $15.4 million that we realized in connection with our July 2007 private placement, and the increase in interest earned on the Hycroft Mine restricted cash account is due to higher interest rates during 2007 as compared to 2006.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Vista Nevada’s consolidated net loss for the year ended December 31, 2006 was $2.5 million compared to the 2005 consolidated net loss of $2.3 million for a net increase of $0.2 million. The increase in the consolidated loss in 2006 was primarily the result of increased property evaluation and holding costs of $0.2 million and increased corporate administration and investor relations costs of $0.3 million, which is partially offset by increased interest and other income of $0.4 million.

Property evaluation and holding costs

Property evaluation and holding costs increased to $1.6 million during the year ended December 31, 2006, compared with $1.4 million for 2005. This increase of $0.2 million was mostly due to increased exploration costs at the Maverick Springs Project of approximately $0.2 million, increased holding costs at the Hycroft Mine and the F.W. Lewis, Inc. properties of approximately $0.1 million, offset by a decrease in the allocation of general development costs from Vista of approximately $0.1 million. The decrease in the allocation of these costs from Vista is due to a decrease in general development costs incurred by Vista during the 2006 period resulting in less costs being allocated to Vista Nevada.

Corporate administration and investor relations

Corporate administration and investor relations costs increased to $1.2 million during the year ended December 31, 2006, compared to $0.9 million for 2005. The entire increase of $0.3 million during 2006 can be attributed to an increase in the allocation of corporate administration and investor relations costs from Vista. The increase in the allocation of these costs from Vista was mostly due to an increase in the stock-based compensation allocation. This increase in the stock-based compensation allocation was the result of Vista granting options to directors and employees during August and September 2006.

Depreciation and amortization

Depreciation and amortization expense was approximately level with $0.3 million in each of 2006 and 2005. In each case, there was no significant change in the depreciation and amortization costs from the previous year.

Interest income

During the year ended December 31, 2006, Vista Nevada realized $0.6 million in interest income as compared to $0.2 million for 2005. The increase of $0.4 million was mostly due to an increase in the allocation of interest income from Vista of approximately $0.3 million and increased interest earned on the Hycroft restricted cash account of approximately $0.1 million. The increased interest earned on the Hycroft restricted cash account during 2006 was the result of higher interest rates during 2006 as compared to 2005. The increase in the allocation of interest income from Vista is due to increased holdings in Vista’s corporate cash accounts.

Financial Position, Liquidity and Capital Resources

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Cash used in operations

Cash used in operations was $30.7 million for the year ended December 31, 2008, compared to $8.4 million in 2007. The increase of $22.3 million is primarily attributable to the increase in the consolidated net loss of $68.4 million for the year ended December 31, 2008 and an increase of $4.8 million in cash used to acquire supplies and to produce metal inventory, which was offset by a non-cash $38.3 million increase in mineral property impairments, an increase of $6.2 million in cash provided from trade accounts payable, an increase of $2.7 million of non-cash stock-based compensation expense, and $1.7 million of non-cash amortization of deferred loan costs included in interest expense.

Cash used in investing activities

Net cash flows used in investing activities in the year ended December 31, 2008 increased to $40.1 million from $13.2 million in 2007. The increase of $26.9 million for the 2008 period resulted from the following factors:

•

In the year ended December 31, 2008, we acquired $26.8 million of capital items consisting primarily of the purchase of a used mining fleet, including demobilization and necessary rebuilds to return the equipment to normal operating condition, the completion of a one million square foot leach pad expansion, and a new refinery. There were no comparable transactions in 2007.

•

In the year ended December 31, 2008, we incurred $8.5 million in capitalized mine development costs attributable to the proven and probable reserves at the Hycroft Mine consisting primarily of capitalized stripping costs and development drilling, assaying costs, and capitalized interest. There were no comparable transactions in 2007.

•

In May 2008, the Company established a $6.8 million collateral account to support an additional surety bond in the same amount for the benefit of the BLM, which allowed the Company to resume mining operations at the Hycroft Mine. There was no comparable transaction in the year ended December 31, 2007. Additionally, for the year ended December 31, 2008, we earned interest of $0.2 million on our restricted cash balances.

•

In the year ended December 31, 2008, the Company entered into three capital leases for mining equipment in exchange for down payments of $0.5 million and $3.2 million of capital lease obligations. $3.2 million of the $3.7 million in equipment acquired has been included as a non-cash financing and investing activity on our Consolidated Statement of Cash Flows for the year ended December 31, 2008. There were no comparable capital leasing transactions in 2007.

•

In the year ended December 31, 2007, the Company acquired the Pescio Nevada Assets in exchange for $15.0 million and 12,000,000 shares. There was no comparable acquisition of mineral interests in the year ended December 31, 2008.

•	During the year ended December 31, 2008, we received proceeds from the sale of mineral interest properties of $1.6 million. Proceeds from the sale of mineral interests were $2.0 million in 2007.

Cash used in financing activities

The net cash provided by financing activities was $67.2 million in the year ended December 31, 2008 compared to $41.7 million in 2007. The increase of $25.5 million in cash provided by financing activities is the result of the following factors:

•

In April 2008, Allied Nevada sold and issued 14,375,000 shares of its common stock in public offering and received gross proceeds of CDN$74.4 million or approximately $74.4 million based upon the U.S./Canadian exchange rate on the closing date. We incurred approximately $5.2 million of costs in connection with the April 2008 offering, resulting in net proceeds of $69.2 million. There was no comparable public offering in the same period of 2007.

•

In July 2007, the Company sold and issued 3,696,000 shares in a private placement and received gross proceeds of CDN$17.0 million or approximately $16.3 million based upon the U.S./Canadian exchange rate on the closing date. There was no comparable private offering in 2008.

•	In May 2007, Vista in connection with the Arrangement Agreement paid Allied Nevada $25.0 million. There was no comparable payment from Vista to Allied Nevada in the 2008 period.

•

In March 2008, Allied Nevada borrowed $9.7 million (CDN$10.0 million) from Ionic Capital Corp. (“Ionic”) and paid $1.7 million of deferred loan costs to Ionic. After completion of the public offering described above, Allied Nevada voluntarily repaid CDN$10.0 million ($10.1 million). There were no comparable borrowings and repayments of debt in the same period of 2007.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Cash used in operations

Cash used in operations was $8.4 million in 2007, compared to $1.4 million in 2006. The increase in cash used in operating activities of $7.0 million for 2007 can be explained by a number of factors:

•

The increase in the consolidated net loss of $8.8 million for 2007 increased the cash used in operations. As discussed in prior sections, this increased net loss is primarily the result of the increased exploration costs and G&A costs partially offset by $1.3 million of non-cash stock compensation expense from the Company’s stock option and restricted share plans. The $0.7 million impairment of mineral interests had no effect on cash used in operations as it was a non-cash charge.

•

During 2007, there was a $0.7 million reduction in the allocated expenses from Vista that increased the cash used in operations. During 2006, Vista was directly funding the activities of the Vista Nevada Assets that were subsequently transferred to us as part of the Arrangement Agreement. No operational funding from Vista has been received subsequent to May 10, 2007.

•	During 2007, there was a $0.3 million increase in funds provided by a decrease in non-cash working capital compared to 2006.

Cash used in investing activities

Net cash used in investing activities in 2007 increased to $13.2 million from $0.1 million in 2006. The increase of $13.1 million for the period results from the following factors:

•

As discussed in Note 5 to the Consolidated Financial Statements, Allied Nevada acquired the Pescio Nevada Assets in exchange for $15.0 million in cash and 12.0 million shares. There were no comparable acquisitions of mineral interests in 2006.

•

In December 2007, the Company’s exploration partner in its Battle Mountain property exercised its option to acquire the property for $2.0 million. This resulted in a $2.0 million reduction in cash used in investing activities during 2007. There were no comparable sales in 2006.

•

We started operations as a newly independent business on May 10, 2007 upon fulfilling the terms of the Arrangement Agreement. As a new entity, there were a number of assets that needed to be purchased in order to start conducting independent business operations. In 2007, we acquired $0.3 million of capital items including several light vehicles, computer servers, and additional computers and office technology.

Cash used in financing activities

The net cash provided by financing activities was $41.7 million in 2007 compared to $1.5 million in 2006. The $40.2 million increase in cash provided by financing activities was the result of the following factors:

•

On July 16, 2007, we completed a CDN$17.0 million private placement as discussed in Note 16 to the Consolidated Financial Statements. Pursuant to this private placement, we realized gross proceeds of $16.2 million and incurred financing-related costs of $0.8 million to result in a net cash inflow from the private placement of $15.4 million.

•

In December of 2007, Quest Securities exercised their Finder’s Warrants to acquire 114,850 shares of our common stock (see Note 13 to the Consolidated Financial Statements). The total proceeds received from the exercise of the Finder’s Warrants was $0.5 million. The Company issued 114,850 shares to Quest Securities in January of 2008.

•

During the third and fourth quarters of 2007, holders of Allied Nevada special stock options exercised their rights to acquire 188,539 shares of our common stock. The total exercise price of these options was $0.4 million.

•

During the second quarter of 2007, pursuant to the Arrangement Agreement, Vista paid $25.0 million to Allied Nevada, of which $15.0 million was paid to the Pescios as partial consideration for the Pescio Nevada Assets as discussed in cash used in investing activities above.

•

Vista reduced its intercompany funding of Allied Nevada by $1.3 million in 2007 compared to 2006. The reduction in funding resulted because the Arrangement Agreement closed in May 2007 and Vista was not required to fund any additional cash requirements. Vista provided the funding for all cash requirements of the Vista Nevada Assets during 2006.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Cash used in operations

Cash used in operations was $1.4 million in 2006, compared to $0.8 million in 2005. The increase of $0.6 million in cash used in operations was attributable to a change in working capital of $0.3 million and a change in the consolidated net loss of $0.2 million between 2006 and 2005.

Cash used in investing activities

Net cash used in investing activities was $0.1 million in 2006, compared to $5.5 million in 2005. The decrease of cash used in investing activities was primarily attributable to the acquisition of F.W. Lewis during 2005. There were no comparable acquisitions in 2006.

Cash used in financing activities

The net cash provided by financing activities was $1.5 million in 2006 compared to $6.2 million in 2005. During both years Vista provided cash to Vista Nevada to pay for expenditures incurred by Vista Nevada. The decrease in activities of $4.7 million was primarily attributable to lower expenditures incurred by Vista Nevada in 2006 compared to 2005 as described above.

Liquidity and capital resources

Based upon our current operational assumptions and mine plans, we believe our cash on hand, expected cash proceeds from the proposed CDN$8.0 million term loan from Ionic, anticipated operating cash flow from the Hycroft Mine, proceeds from sale of mineral interests and advanced minimum royalty payments, potential exercise of warrants issued in our July 2007 private placement, and potential exercise of stock options will be adequate to meet our liquidity needs and fund planned capital expenditures for the next year. In 2009, our planned capital expenditures total approximately $10.0 million. Although we expect to fund these capital expenditures through cash on hand, cash flow from operations, and cash proceeds from the proposed CDN$8.0 million term loan, we may need to raise capital through future debt or equity offerings. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold prices, our operational performance, and energy costs. In light of the limited global availability of credit, we may determine that it may be necessary or preferable to issue additional equity or other securities. Additional financing may not be available when needed, or if available, the terms of such financing may not be favorable to us and, if raised by offering equity securities, may involve substantial dilution to existing shareholders.

At December 31, 2008, our total assets increased to $112.3 million from $106.5 million at December 31, 2007. The increase in total assets is primarily attributable to the net proceeds from the April 2008 offering described above and proceeds from the disposal of mineral properties of $1.6 million, offset by net cash used in operating activities of $30.7 million and $39.0 million in mineral property impairments.

At December 31, 2008, we had working capital of $12.9 million compared to working capital of $19.7 million at December 31, 2007, representing a decrease of $6.8 million. The decrease is attributable to a $3.6 million decrease in cash discussed above, a $7.2 million increase in accounts payable, which was partially offset by an increase in inventory of $4.8 million, and an increase in accrued liabilities and current capital lease obligations of $0.5 million.

At December 31, 2008, we had cash and cash equivalents totaling $16.5 million. All cash equivalents were invested in high quality short-term money market instruments, including government securities, bankers’ acceptances, bank notes, certificates of deposit, commercial paper and repurchase agreements of domestic and foreign issuers. At December 31, 2008, we had no funds invested in asset backed commercial paper.

Off-Balance sheet arrangements

Allied Nevada has no off-balance sheet arrangements.

Contractual obligations

Allied Nevada’s contractual obligations at December 31, 2008 are summarized as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years
Capital lease obligations	$3,425	$770	$1,466	$1,189	$—
Operating lease obligations	137	137	—	—	—
Remediation and reclamation obligations(1)	10,311	98	—	814	9,400
AMRs and claim maintenance obligations	5,960	784	1,542	1,517	2,117
Purchase obligations(2)	—	—	—	—	—

Total contractual obligations	$19,833	$1,788	$3,008	$3,520	$11,517

(1)	Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to these environmental regulations, the Company is required to close its operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. For more information regarding remediation and reclamation liabilities see Note 10 to the Consolidated Financial Statements.

(2)	Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent obligations for purchase of materials and supplies and drilling services.

New Accounting Pronouncements

Fair Value Measurements

In September 2006 the Financial Accounting Standards Board issued Statement of Financial Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 (beginning in 2008 for calendar year-end entities). In February 2008, FSP 157-2 was issued which delayed application of SFAS No. 157 for non-recurring nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years (beginning in 2009 for calendar year-end entities). The adoption of the provisions of FSP 157-2 for non-recurring nonfinancial assets and nonfinancial liabilities will impact how those balances are measured, for example in the case of assessing impairment.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. This statement will impact how the Company accounts for future business combinations and the Company’s future consolidated financial position and results of operations.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. SFAS 160 is effective for the Company as of January 1, 2009. Currently, the Company does not have any direct or indirect non-controlling interests in subsidiaries held by parties other than Allied Nevada Gold Corp. to which this statement applies.

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for the Company as of January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on the consolidated financial position, results of operations, and disclosures of the Company.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

In June 2008, the Emerging Issues Task Force issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 provides that equity-linked financial instruments denominated in a currency other than the issuers’ functional currency are not considered indexed to an entity’s own stock. Accordingly, those instruments must be accounted for in accordance with the FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As described in Note 13, the Company has issued 3,671,000 warrants, which were outstanding on December 31, 2008, to purchase the Company’s common stock for an exercise price of CDN$5.75 per share. These warrants are subject to the guidance in EITF No. 07-5. EITF No. 07-5 is effective for the Company beginning January 1, 2009, and will require a cumulative effect of the change in accounting principle to be recognized as an increase to the opening balance of our deficit accumulated during the exploration, development, and production stages of approximately $4.1 million with a corresponding recognition of a liability in the same amount.

Subsequent Events

On February 26, 2009 the Board of Directors ratified the signing of an indicative letter of intent concerning a proposed CDN$8 million secured bridge loan with Ionic Capital Corp. (“Ionic”). The terms of the facility are not yet final and are subject to satisfactory due diligence by Ionic and its counsel, the preparation of definitive documentation, the granting of security, and such other steps that are usual for transactions of this nature. The letter of intent indicates the amount to be borrowed in CDN$8.0 million and must be repaid on or before August 2010. Borrowings under the facility are limited to working capital. The Company’s interest in its mining fleet acquired from Komatsu is expected to be pledged as collateral for the bridge loan. The proposed agreement is expected to contain customary covenants for credit facilities of this type including certain negative covenants which will limit or restrict the Company’s ability to incur additional debt. The Company expects to incur a structuring fee of CDN$80,000. The interest rate on borrowings is expected to be fifteen percent per annum compounded monthly. Mr. Robert Buchan has disclosed to the Board of Directors that he may participate as a loan syndicate member to the extent of up to CDN$4.0 million. Additionally, the proposed agreement will require the Company to prepay the amount borrowed in the event a public equity offering is completed before the maturity date of the loan.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Allied Nevada is currently engaged in the operation of the Hycroft Mine and the evaluation, acquisition, and advancement of gold exploration and development projects in Nevada. The value of our properties is related to gold price and changes in the price of gold could affect our ability to generate revenue from our portfolio of gold projects.

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

Although Allied Nevada has no debt outstanding, during 2008 the Company entered into three significant capital lease agreements for mine equipment as described in Note 12 to the Consolidated Financial Statements. Each capital lease has a 60 month term at a fixed lease payment. Additionally, we do not have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Allied Nevada Gold Corp.

Reno, Nevada

We have audited the accompanying consolidated balance sheets of Allied Nevada Gold Corp. and subsidiaries (collectively the Company, a production stage company) as of December 31, 2008 and 2007, and the related consolidated statements of loss, shareholders’ equity, and cash flows for the years then ended, and the related amounts included in the cumulative totals for the period from January 1, 2002 (Exploration stage) to December 31, 2008 (Production stage). The statements of loss and cash flows of the Company for the year ended December 31, 2006, and for the related amounts included in the cumulative totals for the period from January 1, 2002 (Exploration stage) to December 31, 2006, are based solely on the report of other auditors, whose report has been furnished to us and expressed an unqualified opinion on those financial statements. We also have audited the Allied Nevada Gold Corp.’s internal control over financial reporting as of December 31, 2008, based upon the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Allied Nevada Gold Corp.’s management is responsible for these financial statements and for maintaining effective internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Nevada Gold Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, and the related amounts included in the cumulative totals for the period from January 1, 2002 (exploration stage) to December 31, 2008 (production stage), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Allied Nevada Gold Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/    Ehrhardt Keefe Steiner & Hottman PC

March 16, 2009

Denver, Colorado

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Vista Gold Corp.

We have audited the accompanying statements of loss, cash flows, and shareholder’s equity of the Nevada-based business of Vista Gold Corp. for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Nevada-based business of Vista Gold Corp. for the year ended December 31, 2006, in conformity with generally accepted accounting principles in the United States.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Vancouver, B.C.

March 16, 2007

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making the assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on that assessment, we concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

The operating effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Scott A. Caldwell	/s/ Hal D. Kirby
Scott A. Caldwell	Hal D. Kirby
President and Chief Executive Officer	Vice President and Chief Financial Officer
March 16, 2009

ALLIED NEVADA GOLD CORP.

(A Production Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share amounts)

	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$16,511	$20,105
Inventory—Note 6	4,995	147
Prepaids and other—Note 14	1,238	1,068

Current assets	22,744	21,320

Restricted cash—Note 7	12,637	5,586
Plant and equipment, net—Note 8	29,294	1,037
Mine development costs—Note 9	8,827	—
Reclamation premium and asset retirement cost asset—Note 10	2,174	2,177
Mineral properties—Note 11	36,583	76,394

Total assets	$112,259	$106,514

Liabilities:
Accounts payable	$7,944	$897
Amounts due to related parties—Note 18	191	67
Accrued liabilities and other—Note 14	1,057	471
Capital lease obligations, current portion—Note 12	602	11
Asset retirement obligation, current portion—Note 10	98	133

Current liabilities	9,892	1,579

Deferred royalty income	634	—
Capital lease obligations, noncurrent portion—Note 12	2,392	12
Asset retirement obligation and closure costs—Note 10	5,735	5,167

Total liabilities	18,653	6,758

Commitments and contingencies—Note 21
Shareholders’ Equity:
Common stock—Note 13 ($0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: 57,433,144 at December 31, 2008 and 42,842,594 at December 31, 2007)	57	43
Additional paid-in capital	195,381	121,904
Deficit accumulated during the exploration, development, and production stages	(101,832)	(22,191)

Total shareholders’ equity	93,606	99,756

Total liabilities and shareholders’ equity	$112,259	$106,514

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

(A Production Stage Enterprise)

CONSOLIDATED STATEMENTS OF LOSS

(US dollars in thousands, except per share amounts)

	Years Ended December 31,			Cumulative During Exploration, Development and Production Stages
	2008	2007	2006
Operating expenses:
Mine start up costs	$12,028	$—	$—	$12,028
Property evaluation and holding costs	16,658	6,233	1,590	30,603
Corporate general and administrative	9,584	4,863	1,181	17,346
Impairment of mineral properties—Note 11	38,970	678	—	39,648
Depreciation and amortization	1,587	349	318	3,159
Asset retirement obligation and closure costs	411	223	—	1,682

Total costs and operating expenses	79,238	12,346	3,089	104,466

Other income (expense):
Interest income	932	1,030	552	2,755
Interest expense—Note 18 (Related Party Transactions)	(1,876)	(11)	—	(1,887)
Gain on disposal of marketable securities	—	62	61	200
Other income	541	—	11	1,566

Total other income (expense)	(403)	1,081	624	2,634

Net loss	$(79,641)	$(11,265)	$(2,465)	$(101,832)

Weighted average number of shares outstanding	53,469,516	26,944,029
Basic and diluted loss per share	$(1.49)	$(0.42)

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

(A Production Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US dollars in thousands)

	Year Ended December 31,			Cumulative During Exploration, Development and Production Stages
	2008	2007	2006
Cash flows from operating activities:
Net loss for the period	$(79,641)	$(11,265)	$(2,465)	$(101,832)

Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	1,587	349	318	3,145
Amortization of deferred loan costs	1,748	—	—	1,748
Impairment of mineral interests	38,970	678	—	39,648
Asset retirement obligation and closure costs, net	411	223	—	1,688
Stock based compensation	3,938	1,250	—	5,188
Loss on foreign currency translation	313	—	—	313
Gain on disposal of assets	(809)	—	—	(854)
Allocated expenses from Parent company	—	86	814	2,691

Change in operating assets and liabilities:
Accounts receivable	—	102	(84)	179
Inventory	(4,819)	(50)	20	(4,790)
Prepaids and other	(170)	(1,063)	12	(1,232)
Accounts payable	7,172	955	(12)	8,033
Accrued liabilities and other	586	329	5	916

Net cash used in operating activities	(30,714)	(8,406)	(1,392)	(45,159)

Cash flows from investing activities:
Purchases of plant and equipment	(26,803)	(269)	—	(28,792)
Additions to capitalized mine development costs	(8,496)	—	—	(8,496)
Additions to mineral properties	—	(15,000)	—	(21,273)
Restricted cash	(7,051)	(266)	(223)	(12,637)
Proceeds from AMR receipts	634	339	94	1,066
Proceeds on disposal of mineral properties	1,625	2,000	—	3,625
Proceeds on disposal of plant and equipment	—	—	—	212

Net cash used in investing activities	(40,091)	(13,196)	(129)	(66,295)

Cash flows from financing activities:
Proceeds on issuance of common stock	74,724	42,272	—	116,996
Offering costs	(5,171)	(786)	—	(5,957)
Proceeds from term loan	9,745	—	—	9,745
Repayment of term loan	(10,058)	—	—	(10,058)
Payment of loan costs	(1,748)	—	—	(1,748)
Repayments of principal on capital lease agreements	(281)	(9)	(11)	(308)
Intercompany funding from Parent company	—	223	1,529	18,659

Net cash provided by financing activities	67,211	41,700	1,518	127,329

Net increase (decrease) in cash and cash equivalents	(3,594)	20,098	(3)	15,875
Cash and cash equivalents, beginning of period	20,105	7	10	636

Cash and cash equivalents, end of period	$16,511	$20,105	$7	$16,511

Supplemental cash flow disclosures:
Cash paid for interest	$2,075	$11	$—	$2,086

Non-cash financing and investing activities
Common shares issued for Pescio assets	$—	$55,518	$—	$55,518
Common shares issued for Vista assets	—	23,692	—	23,692
Warrants issued for services	—	182	—	182
Mining equipment acquired by capital lease	3,241	—	—	3,241
Acquisition of F.W Lewis properties	—	—	—	1,218

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

(A Production Stage Enterprise)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(US dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Parent Company’s Net Investment	Deficit Accumulated During Exploration, Development, and Production Stages	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2005	—	$—	$—	$21,037	$(8,461)	$12,576
Intercompany funding from parent	—	—	—	2,344	—	2,344
Net loss	—	—	—	—	(2,465)	(2,465)

Balance, December 31, 2006	—	—	—	23,381	(10,926)	12,455

Intercompany funding from parent	—	—	—	311	—	311
Conversion of Vista’s net investment into common shares and cash	26,933,055	27	48,665	(23,692)	—	25,000
Shares issued for mineral acquisitions	12,000,000	12	55,506	—	—	55,518
Shares issued in private placement	3,696,000	4	15,356	—	—	15,360
Shares issued under finder fee and warrant exercises	25,000	—	166	—	—	166
Shares issued under stock option plans	188,539	—	433	—	—	433
Stock-based compensation	—	—	1,250	—	—	1,250
Share capital subscribed, but not issued	—	—	528	—	—	528
Net loss	—	—	—	—	(11,265)	(11,265)

Balance, December 31, 2007	42,842,594	43	121,904	—	(22,191)	99,756

Shares issued in public offering	14,375,000	14	69,230	—	—	69,244
Shares issued for shares subscribed	114,850	—	—	—	—	—
Shares issued under stock option plans	100,700	—	277	—	—	277
Stock based compensation and related share issuances	—	—	3,938	—	—	3,938
Share capital subscribed, but not issued	—	—	32	—	—	32
Net loss	—	—	—	—	(79,641)	(79,641)

Balance, December 31, 2008	57,433,144	$57	$195,381	$—	$(101,832)	$93,606

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

(A Production Stage Enterprise)

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The Consolidated Financial Statements of Allied Nevada Gold Corp. (a Production Stage Enterprise) and its subsidiaries (collectively, “Allied Nevada” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States. The results of operations are not necessarily indicative of the operating results of future years. Certain amounts for the year ended December 31, 2007 and December 31, 2006 have been reclassified to conform to the 2008 presentation.

The Company commenced operations as an independent, newly formed entity on May 10, 2007 upon completion of the transactions pursuant to the Arrangement Agreement, prior to which it had been a wholly-owned subsidiary of Vista Gold Corp. (“Vista”) (Note 5). Under the continuity of interest basis of accounting, the financial results include the net Vista Nevada Assets for periods prior to May 10, 2007 as reported by Vista. The associated expenses recorded by the Company prior to May 10, 2007 may not be indicative of the actual expenses that would have been incurred had the Company been operating as a separate, stand-alone public company for the periods presented and do not reflect the Company’s consolidated results of operations, financial position and cash flows had the Company been a stand-alone public company during the periods presented.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Allied Nevada Gold Corp. and wholly-owned subsidiaries that it controls. All significant intercompany balances and transactions have been eliminated.

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

Ore on Leach Pads and Inventories

As described below, costs that are incurred in or benefit the productive process are accumulated as ore on leach pads and inventories. Ore on leach pads and inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current metals prices, less the estimated costs to complete production and bring the product to sale.

The recovery of gold from the Hycroft Mine’s oxide ore is accomplished through the heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution, which dissolves the gold contained in the ore. The resulting “pregnant” solution is further processed in a plant where doré will be produced. Costs are added to ore on leach pads based on current mining and processing costs, including applicable depreciation, depletion and amortization relating to mining and processing operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.

The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads (measured tons added to the leach pads), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage (based on ore type).

Although we expect to reconcile the quantities of recoverable gold placed on the leach pads by comparing the grades of ore placed on pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, we expect the metallurgical balancing process will be constantly monitored and estimates will be refined based on actual results over time. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value will be accounted for on a prospective basis.

In-process Inventory

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes currently being used by the Company include a Carbon in leach solution recovery process (“CIL process”) and a Merrill-Crowe zinc-precipitation process (“Merrill-Crowe process”). In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

Precious Metals Inventory

Precious metals inventories include gold doré and gold bullion. Precious metals that result from the Company’s mining and processing activities are valued at the average cost of the respective in-process inventories incurred prior to the refining process, plus applicable refining costs.

Materials and Supplies Inventory

Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

Plant, and Equipment

Expenditures for new facilities or equipment and expenditures that extend the useful lives or expand the production capacity of existing facilities or equipment are capitalized and depreciated using the straight-line or units of production method at rates sufficient to depreciate such costs over the estimated productive lives of such facilities based on proven and probable reserves.

Mine Development

Mine development costs consist primarily of the cost of removing overburden and waste materials (“stripping costs”) incurred prior to production as defined in EITF No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry, and development drilling and related assaying costs to delineate an ore body. The above costs incurred before mineralization is classified as proven and probable reserves are expensed as incurred.

The production phase of an open pit mine commences when saleable minerals beyond a de minimus amount are produced. Stripping costs incurred during the production stage of the mine are accounted for as variable production costs that are included as a component of inventory. During 2008, the Company determined that the Hycroft Mine produced saleable minerals beyond a de minimus amount.

Mine development costs are amortized using the units of production (“UOP”) method based upon projected recoverable ounces in proven and probable reserves. Projected recoverable ounces are determined by the Company based upon its proven and probable reserves and estimated metal recovery associated with those reserves.

Mineral Properties

Mineral property acquisition costs are recorded at cost and are deferred until the viability of the property is determined. We currently have one Operating Property, the Hycroft Open Pit Mine, which is located approximately 54 miles west of Winnemucca, Nevada. Exploration, mineral property evaluation, option payments, related acquisition costs for mineral properties acquired under an option agreement, general overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. When proven and probable reserves are determined for a property, subsequent development costs on the property would be capitalized. If a project were to be put into production, capitalized development costs would be depleted on the units of production basis determined by the proven and probable reserves for that project.

Advanced minimum royalty (AMR) payments are made by the mining operators on certain mineral interests to the Company prior to the commencement of commercial production on the property under lease. After the commencement of commercial production, the mining operator recovers these payments out of production royalty payments due to the Company. Upon receipt, these payments are initially recorded by the Company as deferred income. The related income is recognized when the lessee’s right to offset the AMR against future royalty payments due expires.

The Company reviews the cost of mineral properties for impairment whenever events and circumstances indicate that a decline in recoverability of their carrying value may have occurred but in any event not less than annually. Where applicable management estimates the expected future cash flows of mineral properties and compares such future cash flows to the carrying amount of the mineral properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future net cash flows, the Company will adjust the carrying amount of such mineral properties to fair value. Other factors used to determine fair value include, but are not limited to, estimates of land value of early stage exploration properties, the value of unproven acreage, the value of advanced minimum royalty agreements, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. The Company recorded impairments of approximately $39.0 million and $0.7 million for the years ended December 31, 2008 and 2007, respectively.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior undetected agreements or transfers and title may be affected by such defects.

Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment annually and at interim periods if events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is determined to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires companies to recognize compensation expense for share-based payments based on the estimated fair value of the awards. SFAS No. 123(R) also requires tax benefits relating to the deductibility of increases in the value of equity instruments issued under share-based compensation arrangements that are not included in costs applicable to sales (“excess tax benefits”) to be presented as financing cash inflows in the Statement of Cash Flows.

Loss Per Share

Loss per share amounts are only presented for 2008 and from May 10, 2007 through December 31, 2007 as Allied Nevada was not a publicly held entity prior to May 10, 2007 and was a wholly-owned subsidiary of Vista. Basic loss per share amounts are calculated by using the weighted-average number of common shares outstanding during the year. Diluted loss per share amounts reflect the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted unless their inclusion would be anti-dilutive. As the Company incurred a net loss in both 2008 and 2007, potential shares to be issued from the assumed exercise of options, warrants, and restricted shares were not included in the computation of diluted earnings per share since their result would be anti-dilutive.

Concentration of Risk

Since the Company is currently a production stage enterprise (as defined by SEC Industry Guide 7), it expects the principal source of future revenue to be the sale of gold. A significant and sustained decrease in the price of gold from current levels could have a material and negative impact on the Company’s business, financial condition and results of operations.

The Company places its cash investments with a single high quality financial institution. Substantially all of the cash and cash equivalents were in excess of FDIC limits. All cash equivalents were invested in high quality short-term money market instruments, including government securities, bankers’ acceptances, bank notes, certificates of deposit, commercial paper and repurchase agreements of domestic and foreign issuers. At December 31, 2008, we had no funds invested in asset-backed commercial paper. The Company has not experienced any losses on its cash investments.

The Company currently has one operating property, the Hycroft Mine. The Company does not carry business interruption insurance relating to the Hycroft Mine. Accordingly, loss of production at the Hycroft Mine could produce a near-term severe impact to Allied Nevada. Additionally, not all risks that could result in cessation of operations are insurable.

All of the Company’s properties are located in the State of Nevada. Any significant changes to the BLM regulations could have a negative impact on the Company’s financial position.

3.	Nature of Operations

Allied Nevada is engaged in the operation of the Hycroft Mine and the evaluation, acquisition, and advancement of gold exploration and development projects. Since completion of the feasibility study at the Hycroft Mine, our priority has been to bring it back to the production stage. We achieved this objective by December 31, 2008, and the mine is currently in the production phase. The Company expects to recognize revenue from the sale of gold and silver in the first quarter of 2009.

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

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 (beginning in 2008 for calendar year-end entities). In February 2008, FSP 157-2 was issued which delayed application of SFAS No. 157 for non-recurring nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years (beginning in 2009 for calendar year-end entities). The adoption of the provisions of FSP 157-2 for non-recurring nonfinancial assets and nonfinancial liabilities will impact how those balances are measured, for example in the case of assessing impairment.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. This statement will impact how the Company accounts for future business combinations and the Company’s future consolidated financial position and results of operations.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. SFAS 160 is effective for the Company as of January 1, 2009. Currently, the Company does not have any direct or indirect non-controlling interests in subsidiaries held by parties other than Allied Nevada Gold Corp. to which this statement applies.

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for the Company as of January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on the consolidated financial position, results of operations, and disclosures of the Company.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

In June 2008, the Emerging Issues Task Force issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 provides that equity-linked financial instruments denominated in a currency other than the issuers’ functional currency are not considered indexed to an entity’s own stock. Accordingly, those instruments must be accounted for in accordance with the FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As described in Note 13, the Company has issued 3,671,000 warrants, which were outstanding on December 31, 2008, to purchase the Company’s common stock for an exercise price of CDN$5.75 per share. These warrants are subject to the guidance in EITF No. 07-5. EITF No. 07-5 is effective for the Company beginning January 1, 2009, and will require a cumulative effect of the change in accounting principle to be recognized as an increase to the opening balance of our deficit accumulated during the exploration, development, and production stages of approximately $4.1 million with a corresponding recognition of a liability in the same amount.

5.	Arrangement Agreement among the Company, Vista Gold Corp. and Carl and Janet Pescio

Allied Nevada commenced operations on May 10, 2007, upon the closing of the transactions pursuant to the terms of the Arrangement and Merger Agreement, dated September 22, 2006, as amended (the “Arrangement Agreement”) among Allied Nevada, its then-parent company Vista Gold Corp. (“Vista”) and Carl Pescio and Janet Pescio (the “Pescios”). Pursuant to the Arrangement Agreement, Vista transferred to Allied Nevada its

Nevada-based mining properties and related assets (the “Vista Nevada Assets”), along with cash, and the Pescios transferred to Allied Nevada their interests in certain Nevada mining properties and related assets (the “Pescio Nevada Assets”). These transfers to the Company were made in exchange for shares of Allied Nevada common stock and cash, under the terms of the Arrangement Agreement, all pursuant to an arrangement under the provisions of the Business Corporations Act (Yukon Territory).

Among other things, pursuant to the Arrangement Agreement:

•

Vista reorganized its business to split the Vista Nevada Assets from its other properties and related assets and ensured that all of the Vista Nevada Assets were held by its wholly-owned subsidiary, Vista Gold Holdings Inc. (“Vista U.S.”) or subsidiaries wholly-owned by Vista U.S.;

•

Vista subsequently transferred all issued and outstanding shares of Vista U.S. and $25.0 million to Allied Nevada (less approximately $0.5 million owed to Vista in connection with loans that Vista made to Vista U.S. pursuant to the Arrangement Agreement) in return for the number of shares of Allied Nevada common stock equal to 27,500,000 less the number of Option Shares (as defined in the Plan of the Arrangement Agreement); and

•

The Pescios transferred their interests in the Pescio Nevada Assets to Allied Nevada Gold Holdings LLC, a limited liability company incorporated under the laws of Nevada with Allied Nevada as its sole member, in return for 12,000,000 shares of Allied Nevada common stock and $15.0 million from Allied Nevada.

Upon carrying out the terms of the Arrangement Agreement, Allied Nevada issued 38,933,055 shares of common stock as part of the transaction, of which 12,000,000 were issued to the Pescios as partial consideration for the acquisition of the Pescio Nevada Assets and 26,933,055 were issued to Vista in accordance with the Arrangement Agreement. Holders of Vista options exchanged their options for options to acquire Allied Nevada shares.

The Company accounted for Vista’s transfer to the Company of the Vista Nevada Assets on the basis of the continuity of interests basis of accounting whereby the operations are deemed to be a continuation of the Vista Nevada Assets. Accordingly, the assets were transferred to the new entity at their historical carrying values and accounting gains or losses were not recognized on the transaction.

The acquisition of the Pescio Nevada Assets has been accounted for as a purchase of assets. The total purchase price of the Pescio Nevada Assets was determined as follows (in thousands):

Components of Acquisition Price
Cash proceeds paid	$15,000
Fair market value of 12,000,000 common shares	55,518

Total purchase price	$70,518

The fair market value of the common shares issued to the Pescios was determined based on the average closing prices of the Company’s common stock during the first five full days of trading on the NYSE-A (f/k/a AMEX) and Toronto Stock Exchanges.

6.	Inventory

The components of inventory are as follows (in thousands):

	December 31,
	2008	2007
Ore on leach pads	$2,886	$—
In-process inventory	408	—
Precious metals inventory	283	—
Materials and supplies inventory	1,418	147

	$4,995	$147

Metal inventory balances consisting of ore on leach pads and both in process and precious metals inventories resulted from the re-commencement of mining activities at Hycroft in 2008. There were no comparable mining activities or operations in 2007.

7.	Restricted Cash

In 2003, Hycroft Resources and Development, Inc. (“Hycroft”), a wholly-owned consolidated subsidiary, entered into an insurance-backed financial assurance program including a mine reclamation policy and a pollution legal liability policy for the Hycroft Mine. As part of the policy, Hycroft paid an insurance premium and deposited funds in a commutation account used to reimburse reclamation costs and indemnity claims paid by Hycroft. The insurance policy will cover reclamation costs in the event Hycroft defaults on payment of its reclamation costs up to an aggregate of $12.0 million. The insurance premium is being amortized over 14 years and the unamortized reclamation premium cost balance at December 31, 2008 and 2007 was $2.1 million and $2.2 million, respectively. Amortization of the insurance premium will be $0.1 million per year and will total $0.6 million over the next five years.

In May 2008, Hycroft established a $6.8 million restricted cash account as collateral to support an additional surety bond for the benefit of the Bureau of Land Management. This additional surety bond allowed the Company to resume mining operations at the Hycroft Mine.

Changes in the Company’s restricted cash are as follows (in thousands):

	2008	2007
Beginning balance, January 1,	$5,586	$5,320
Additions	6,800	—
Interest	251	266

Ending balance, December 31,	$12,637	$5,586

8.	Property, Plant, and Equipment

Plant and equipment consist of the following (in thousands):

		December 31,
	Depreciable life or method	2008	2007
Mine equipment	3 -10 years	$32,036	$8,730
Buildings and leasehold improvements	3 -10 years	3,395	3,212
Leach pad	Units of Production	3,120	—
Furniture, fixtures, and office equipment	2 - 3 years	435	172
Vehicles	3 - 5 years	774	135
Water Supply	10 years	72	—
Construction in progress and other		2,310	—

		42,141	12,249
Less: accumulated depreciation		(12,847)	(11,212)

		$29,294	$1,037

Allied Nevada depreciates its assets primarily using a straight-line basis over the useful lives of the assets ranging from two to ten years. The leach pad is depreciated on a units of production basis based upon estimated recoverable ounces from proven and probable reserves.

9.	Mine Development Costs

The following table reflects the changes in mine development costs (in thousands):

	2008	2007
Beginning balance, January 1,	$—	$—
Additions:
Stripping costs	4,820	—
Mine development drilling and assaying	3,721	—
Capitalized interest	198	—
Other	150	—
Amortization	(62)	—

Ending balance, December 31,	$8,827	$—

For the year ended December 31, 2008 the Company incurred Mine Development Costs of $8.8 million, largely due to removal of overburden and waste materials, as well as development drilling and assaying to define the ore body. These costs are amortized using the units of production method since the related mineralization at the Hycroft Mine is classified as proven and probable. There were no comparable Mine Development Costs during 2007.

10.	Reclamation and Remediation Obligations and Premium Costs

The following table provides a reconciliation of the reclamation and remediation obligations for the following periods (in thousands):

	2008	2007
Balance, January 1,	$5,167	$4,663
Asset retirement obligation and closure costs	411	223
Additions, changes in estimate	255	414

Balance, December 31,	5,833	5,300
Less: current portion	(98)	(133)

Noncurrent balance	$5,735	$5,167

Reclamation obligations are secured by surety bonds or irrevocable standby letters of credit in amounts determined by applicable federal and state regulatory agencies. These surety bonds and irrevocable standby letters of credit are in turn secured by cash collateral. See Note 7 to the Consolidated Financial Statements.

11.	Mineral Properties

The following table reflects the Company’s mineral properties and changes for the year ended December 31, 2008 (in thousands):

	2008	2007
Beginning balance, January 1,	$76,394	$8,892
Acquisitions	—	70,518
Impairments	(38,970)	(678)
Sales and other	(841)	(2,338)

Ending balance, December 31,	$36,583	$76,394

The Pescio Nevada Assets were acquired by the Company for $70.5 million in 2007 as part of the Arrangement Agreement (see Note 5).

The 2008 annual testing for impairment pursuant to Statement of Financial Accounting Standards (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, resulted in a $39.0 million impairment charge for our mineral properties. The impairment resulted primarily from adverse changes in our valuation assumptions from the previous year. The changes to the valuation assumptions included: (i) a significantly lower price for a resource ounce of gold mineralization, (ii) a significantly lower price per acre of exploration properties without established reserves or resources, and (iii) based upon our experience with properties subject to lease agreements we have reduced the value assigned for the present value of Advanced Minimum Royalties (“AMRs”) and Net Smelter Returns (“NSRs”) based upon an increased likelihood of the lessee defaulting in payment of either required AMRs or NSRs and returning the properties to the Company. The valuation assumptions changed due to the challenging economic environment and difficulty in raising exploration capital.

In April 2008, Allied Nevada was informed by one of its joint venture partners that it was exercising a contractual right to terminate royalty agreements on nine properties and would be returning the exploration rights to Allied Nevada. The return of the properties required Allied Nevada to record an aggregate impairment of $0.4 million relating to six of the properties.

During 2008, Allied Nevada sold its 50% interest in the Hamilton-Treasure Hill mineral property consisting of 106 patented and 112 unpatented mining claims for $1.0 million. Under terms of the agreement, Allied Nevada retained a NSR of 1%, which is subject to a buyout for a payment of $0.5 million in the first 24 months from closing escalating thereafter to a maximum of $3.0 million.

The following table reflects changes to the Company’s significant properties in 2008:

	2007	2008
	December 31, balance	Sales and other	Impairments	December 31, balance
Maverick Springs	$1,682	$—	$—	$1,682
Mountain View	303	—	—	303
Wildcat	218	—	—	218
Hasbrouck and Three Hills	259	—	—	259
F.W. Lewis, Inc. Properties	829	(829)	—	—
Hycroft Royalty	3,500	—	—	3,500
Pony Creek/Elliot Dome	22,277	—	(9,935)	12,342
East Whistler	4,490	—	(3,138)	1,352
CV Claims (Rock Cr)	3,586	—	(2,506)	1,080
Dixie Flats	2,606	—	(1,789)	817
West Cortez	2,466	—	(1,781)	685
Cobb Creek	2,446	—	(590)	1,856
All other properties	31,732	(12)	(19,231)	12,489

	$76,394	$(841)	$(38,970)	$36,583

During 2007, a lessee of fourteen properties failed to make certain payments of advanced minimum royalties and property payments in accordance with applicable property lease agreements. Allied Nevada rescheduled the payments so that all amounts due were to be paid by February 5, 2008. On February 5, 2008 the above lessee failed to make the payments due to Allied Nevada. Allied Nevada has initiated an action to recover the properties and cancel the related property lease agreements. The above lessee’s failure resulted in an impairment of $0.4 million as the carrying value on the properties exceeded the fair value of the properties at December 31, 2007. The above impairment of $0.4 million was determined in accordance with the Company’s process for valuing and impairment testing of mineral properties as described in Note 2.

During 2007, another lessee of fourteen properties failed to make payments of advanced minimum royalties in accordance with applicable property lease agreements. Allied Nevada rescheduled the payments so that all amounts due were to be paid by February 5, 2008. On February 5, 2008, the second lessee and the Company came to an agreement the lessee would make the payments on two properties and return the remaining twelve properties to Allied Nevada. The return of these twelve properties required Allied Nevada to record an impairment of $0.3 million as the carrying value on certain of the properties returned exceeded the fair value of the properties at December 31, 2007. The impairment of $0.3 million was determined in accordance with the Company’s process for valuing and impairment testing of mineral properties as described in Note 2.

During the year ended December 31, 2007, the Company received $2.0 million from the exercise of an option on the Battle Mountain mineral property which was treated as a cost recovery against the respective assets.

The recoverability of the carrying values of the Company’s mineral properties is dependent upon the successful start-up and commercial production from, or sale, or lease, of these properties and upon economic reserves being discovered or developed on the properties. Development of any of these projects will depend, among other things, on management’s ability to raise additional capital for these purposes. Although Allied Nevada has been successful in raising such capital in the past, there can be no assurance that the Company will be able to do so in the future.

In October 2008, Allied Nevada sold its 50% interest in the Wonder mineral property consisting of approximately 70 patented mining claims for $0.6 million.

The Company believes that the fair value of its mineral properties exceeds or equals the carrying value as of December 31, 2008; however, events and circumstances beyond the control of management may mean that a future write-down in the carrying values of the Company’s properties may be required in the future as a result of evaluation of gold mineralized material and application of a ceiling test which is based on estimates of gold mineralized material, exploration land values, future advanced minimum royalty payments and gold prices.

12.	Capital Leases

Assets under capital lease are included in Plant and equipment (Note 8) and are summarized as follows (in thousands):

	December 31,
	2008	2007
Mine equipment	$3,747	$—
Vehicles	54	54
Less: accumulated depreciation	(329)	(48)

Net assets under capital leases	$3,472	$6

During the year ended December 31, 2008, the Company entered into three capital leases for mine equipment. Each of the leases are for a 60-month term. The weighted average effective interest rate for the above capital leases is 6.02%.

The following table reflects the future minimum lease payments under capital leases as of December 31, 2008 (in thousands):

Fiscal Year	Minimum Lease Payment
2009	$770
2010	733
2011	733
2012	733
2013	456
Less: interest	(431)

Net minimum lease payments under capital leases	2,994
Less: current portion	(602)

Long-term portion of net minimum lease payments	$2,392

13.	Shareholders’ Equity

Parent company’s net investment

Until May 10, 2007, the Company was a wholly-owned subsidiary of Vista. Prior to that date, all operating, investing, and financing cash requirements of the Company were still being provided by Vista. As a result of the Arrangement Agreement (Note 5), Vista’s net investment in Allied Nevada was converted into a common stock investment at the May 10, 2007 historical cost of the net investment of $23.7 million.

Common Stock

The authorized share capital of Allied Nevada consists of 100,000,000 shares of common stock with a par value of $0.001 per share.

Arrangement Agreement

On May 10, 2007, pursuant to the Arrangement Agreement, Allied Nevada issued 26,933,055 shares of common stock to Vista in exchange for the Vista Nevada Assets and $25.0 million. The value of the shares issued to Vista was determined based on Vista’s net investment of $23.7 million in the Vista Nevada Assets at May 10, 2007 and the $25.0 million in accordance with the Arrangement Agreement.

On May 10, 2007, the Company acquired the Pescio Nevada Assets for a cash payment of $15.0 million plus the issuance of 12,000,000 Allied Nevada shares. The fair value of the common shares issued to the Pescios was $55.5 million and was determined based upon the average closing price of the Company’s common shares during the first five full days of trading on the NYSE-A (f/k/a AMEX) and Toronto Stock Exchanges following the closing of the Arrangement Agreement.

Private Placement Financing

Under the Arrangement Agreement, Allied Nevada agreed to use its commercially reasonable efforts to complete an equity financing of no less than $15.0 million as soon as practical after fulfillment of the terms of the Arrangement Agreement. On July 16, 2007, the Company met this requirement with the completion of a private placement financing in which the Company sold and issued a total of 3,696,000 units for total gross proceeds of CDN$17.0 million (the “Offering”), or approximately $16.3 million based on the U.S./Canadian dollar exchange rate on the closing date. Net cash proceeds to Allied Nevada were approximately $15.5 million. Each unit consisted of one share of common stock and one common share purchase warrant. Each warrant entitles the holder thereof to acquire one share of common stock of Allied Nevada for a period of two years from closing at a price of CDN$5.75 per share.

The warrants expiration date could be accelerated if the closing price of Allied Nevada’s common stock exceeds CDN$11.50 for twenty (20) consecutive trading days at any time on the Toronto Stock Exchange, and the Company elected to accelerate the expiration date by providing written notice such warrants would be cancelled thirty (30) days from delivery of this notice.

Officers and directors of Allied Nevada subscribed for an aggregate of CDN$6.4 million of the Offering, as follows: Robert Buchan, Executive Chairman—CDN$4.0 million; A. Murray Sinclair, (then a Director)—CDN$1.5 million; Scott A. Caldwell, President Chief Executive Officer and Director—CDN$0.5 million; Hal D. Kirby, Vice President and Chief Financial Officer—CDN$0.2 million; James M. Doyle, Vice President, Technical Services—CDN$0.2 million; and W. Durand Eppler, Director—CDN$46,000.

In connection with the private placement financing, Allied Nevada paid a cash finder’s fee of $0.5 million, being 5% of the gross proceeds raised, to eligible persons that arranged for purchasers (“Finders”). As consideration for its role as Finder in the private placement financing, Quest Securities Corporation (“Quest Securities”), then a wholly-owned subsidiary of Quest Capital Corp. (“Quest Capital”) received a cash fee of $0.1 million, and warrants to purchase 114,850 units. Each unit entitled Quest Securities for a period of two years to acquire one share of common stock of Allied Nevada at an exercise price of CDN$4.60 per unit and a warrant to acquire one share of common stock of Allied Nevada for a period of two years from closing at a price of CDN$5.75 per share. No commissions were paid to Quest Securities with respect to sales of units to directors or officers of Allied Nevada. Robert Buchan, Executive Chairman and a director of Allied Nevada, then served as Chairman of Quest Capital and A. Murray Sinclair, then an Allied Nevada director, then served as Managing Director of Quest Capital. Effective December 14, 2007, Mr. Sinclair resigned as a director of Allied Nevada to assist Quest Capital in its conversion into a Mortgage Investment Corporation. In connection with this conversion, effective January 1, 2008, Mr. Sinclair was appointed Co-Chairman of Quest Capital and Mr. Buchan resigned as Chairman of Quest Capital and remains a director of Quest Capital.

The other Finder in the private placement financing was Global Resource Investments Ltd. (“Global Resource”) which received a cash finder’s fee of $0.4 million. The General Partner of Global Resource is Rule Investments, Inc. (“Rule Investments”). The Rule Family Trust u/d/t 12/17/98 (the “Rule Trust”) owns 100% of Rule Investments. Arthur Richards Rule is co-Trustee of the Rule Trust. Mr. Rule and the Trust were indirect beneficial owners of 2,836,629 shares of Allied Nevada common stock owned by Exploration Capital Partners 2000 Limited Partnership (“Exploration Capital 2000”) and by Exploration Capital Partners 2006 Limited Partnership, which represented a beneficial ownership interest of 6.5% of the common shares outstanding immediately after the private placement financing. However, this ownership includes 1,631,200 shares (including 815,600 share purchase warrants) acquired by Exploration Capital 2000 in connection with the private placement financing. Prior to the financing, Mr. Rule and the Rule Trust were indirect beneficial owners of 1,294,140 shares of Allied Nevada common stock, representing only approximately 3.3% of the common stock then outstanding.

Pursuant to the terms of the Subscription Agreements entered into with each subscriber of the offering, the Company agreed to register for resale, under the Securities Act of 1933, as amended, (i) the 3,696,000 shares of common stock issued in the private placement financing, and, thereafter (ii) the shares of common stock issuable upon exercise of the warrants. This second registration statement was to be filed by the Company within 180 days of the date on which the Securities and Exchange Commission (the “SEC”) declared effective the registration statement with respect to the shares of common stock underlying the units. On July 27, 2007, the Company filed with the SEC a registration statement on Form S-1 to register for resale, the shares of common stock underlying the units as well as 4,200,000 of the shares that had been issued to the Pescios in connection with the Arrangement Agreement. This registration statement was declared effective by the SEC on August 7, 2007. The Company also plans to register the shares of common stock underlying the units issuable upon exercise of the Finder Warrants, including shares issuable upon exercise of the warrant component thereof.

The proceeds from the private placement financing were used for exploration and development of the Company’s Hycroft Mine property located in Nevada, as well as for working capital and other general purposes.

April 2008 Initial Public Offering

On April 8, 2008, Allied Nevada completed a public offering of its common stock. The Company sold and issued 12,500,000 common shares and received total gross proceeds of CDN$65.6 million or approximately $64.6 million based upon the U.S./Canadian dollar exchange rate on the closing date. On April 18, 2008, Allied Nevada sold and issued an additional 1,875,000 common shares and received total gross proceeds of CDN$9.8 million or approximately $9.8 million based upon U.S./Canadian exchange rate on the closing date pursuant to an over-allotment option exercised by the Company’s underwriters. Aggregate net cash proceeds from the common shares issued pursuant to the public offering and exercise of over-allotment option were approximately $69.2 million. Officers and directors of Allied Nevada subscribed for an aggregate of CDN$2.8 million as follows:

		Shares	CDN$ (in 000s)
Buchan Family Foundation(1)		500,000	$2,625
Scott Caldwell	President, Chief Executive Officer, and Director	25,000	131
Hal Kirby	Vice President and Chief Financial Officer	10,000	53

		535,000	$2,809

(1)	Robert Buchan, Executive Chairman—is an officer and director of the Buchan Family Foundation.

Warrants

As discussed in the previous section “Private Placement Financing”, on July 16, 2007, the Company issued 3,696,000 common stock purchase warrants with a two-year exercise period, a CDN$5.75 exercise price and an acceleration feature when the underlying shares trade at CDN$11.50 for 20 consecutive days on the Toronto Stock Exchange. On July 16, 2007, the Company also issued warrants to purchase 114,850 units to Quest Securities for finder services performed in connection with the July 2007 private placement. Each unit entitled Quest Securities for a period of two years to acquire one share of common stock of Allied Nevada at an exercise price of CDN$4.60 per unit and a warrant to acquire one share of common stock of Allied Nevada for a period of two years from closing at a price of CDN$5.75 per share. The Company has determined the value of the warrants granted pursuant to the terms of the July 2007 private placement using a Black-Scholes pricing model. The Company has determined that no liability should be recorded for the warrants and that they should be recorded as equity under consideration of FASB Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

During 2007, one holder exercised 25,000 common stock purchase warrants from the July 2007 private placement for a total exercise price of $0.1 million. The Company issued the 25,000 common shares on November 29, 2007.

On December 18, 2007, Quest Securities exercised its common stock purchase warrants acquired for finder services performed in connection with the July 2007 private placement. This transaction amounted to 114,850 units for a total of $0.5 million.

The following table summarizes annual activity of the Company’s stock warrants for the two years ended December 31,:

	2008		2007
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding on January 1,	3,785,850	$5.50	—	$—
Granted	—	—	3,925,350	5.48
Canceled	—	—	—	—
Exercised	—	—	(139,850)	4.82

Outstanding on December 31,	3,785,850	$5.50	3,785,500	$5.50

Exercise prices for all warrants granted during the period have been converted into US dollars as of the grant date from the stated Canadian dollar amounts. Realized exercise prices may vary depending upon the currency conversion rates at the time of exercise.

All outstanding warrants as of December 31, 2008 had a term of two years and will expire on July 16, 2009.

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

The following table summarizes annual activity for the 2007 Stock Option Plan for the two years ended December 31,:

	2008	Weighted Average Remaining Contractual Term (years)	2007	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	2,815,000		—
Granted	1,137,500		2,915,000
Canceled	—		(100,000)
Exercised	(23,900)		—

Outstanding on December 31,	3,928,600	7.3	2,815,000	9.5

Exercisable on December 31,	1,291,255	7.4	45,000	9.5

At December 31, 2008 and 2007, there was approximately $5.1 million and $5.2 million, respectively, of unrecognized stock compensation cost relating to outstanding unvested options. The outstanding options at December 31, 2008 and 2007 had a weighted average exercise price of $4.76 and $4.34, respectively. The total value of the options granted during 2008 and 2007 was $3.2 million and $6.4 million, respectively, which will be expensed over the requisite service periods. The options granted during 2008 and 2007 had a weighted average exercise price of $5.78 and $4.34, respectively, and the options exercised during 2008 had a weighted average exercise price of $4.30. There were no options exercised during 2007. For the years ended December 31, 2008 and 2007, the Company recognized compensation expense of $3.5 million and $1.0 million, respectively, for options granted pursuant to the 2007 Stock Option Plan.

Aggregate intrinsic value for all outstanding options were 2.1 and 5.2 million respectively for the years ended December 31, 2008 and 2007, respectively. Aggregate intrinsic value for exercisable options were $0.7 and $0.1 million for the years ended December 31, 2008 and 2007, respectively.

The exercise price of the 2008 option grants was equal to the closing price of the Company’s common stock on the NYSE-A (f/k/a AMEX) on the grant date pursuant to the terms of the 2007 Stock Option Plan. Options granted under the 2007 Stock Option Plan in 2008 were five year non-qualified options and will vest in equal one-third installments over two to three years, until fully vested on either the second or third anniversary of the grant date.

A binomial option pricing model was used to determine the value of the options granted in 2008 and 2007 pursuant to the terms of the 2007 Stock Option Plan. The options were valued based upon an assumption that suboptimal exercise of the options is expected to occur when the market price reaches twice the exercise price and on the following valuation assumptions:

	Year ended December 31,
	2008	2007
Contractual term	5 years	10 years
Dividend yield	0.00%	0.00%
Risk-free interest rate	2.22%-3.65%	4.50%-5.05%
Volatility	50.00%-67.00%	50.00%
Estimated annual forfeiture rate	3.00%	3.00%

Special Stock Option Plan

The Special Stock Option Plan (the “Special Plan”), also adopted by the Board of Directors on February 7, 2007, governs the grant of stock options (the “Special Options”) to purchase shares of Allied Nevada common stock (the “Shares”), pursuant to the Arrangement Agreement. The Special Options were granted to holders of options to purchase common shares of Vista (the “Vista Options”) under Vista’s Stock Option Plan as of the closing of the Arrangement Agreement. Under the Special Plan, holders of Vista Options exchanged their Vista Options for new options to purchase common shares in the capital of Vista and the Special Options issuable under the Special Plan.

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

During the years ended December 31, 2008 and 2007, Allied Nevada issued 76,800 and 188,539, respectively, of common shares pursuant to exercises by seven holders of Special Options. These options had expiry dates from July 8, 2007 to July 30, 2011 and were exercised at a weighted average exercise price of $2.28 and $2.30 for the exercised options in 2008 and 2007, respectively. During 2008 and 2007, options totaling 46,777 and 3,341, respectively, expired without being exercised.

The following table summarizes annual activity of the Company’s Special Option Plan for the two years ended December 31,:

	2008		2007
	Number of Special Options	Weighted Average Exercise Price	Number of Special Options	Weighted Average Exercise Price
Outstanding on January 1,	427,670	$2.98	—	$—
Granted	—	—	619,550	2.73
Canceled	(46,777)	2.57	(3,341)	2.10
Exercised	(90,165)	2.28	(188,539)	2.30

Outstanding on December 31,	290,728	3.23	427,670	2.98

Exercisable on December 31,	290,728	$3.23	414,306	$2.92

Adoption of Restricted Share Plan

The Restricted Share Plan (the “RSU Plan”) was adopted by the Board of Directors in July 2007. The maximum number of shares of common stock issuable under the RSU Plan is currently set at 1,200,000. A RSU is granted subject to a restricted period (“Restricted Period”) as determined by the Compensation Committee upon grant. An RSU is exercised automatically and a share of Allied Nevada common stock is issued for no additional consideration on the later of the end of a Restricted Period and in the case of Canadian residents, a date determined by the eligible participant that is after the Restricted Period and before a participant’s retirement date or termination date (a “Deferred Payment Date”). Participants who reside in Canada seeking to set a Deferred Payment Date must give the Company at least 60 days notice prior to the expiration of the Restricted Period in order to effect such change.

The following is a summary of the Company’s Restricted Share Plan at December 31, 2008 and changes during the two years ended:

	2008		2007
	Number of RSUs	Weighted Average Remaining Contractual Term (years)	Number of RSUs	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	300,000	1.5	—	—
Granted	36,000	1.8	300,000	2.5
Canceled/expired	—	—	—	—

Outstanding on December 31,	336,000	1.5	300,000	2.5

Vested on December 31,	112,000		—

The total value of the units granted during the years ended December 31, 2008 and 2007 was $0.1 million and $1.3 million, respectively, which will be expensed over the requisite service periods. The units will vest annually on the anniversary of the grant date at a rate of one third of the total granted. The total compensation expense recognized under the RSU Plan for the years ended December 31, 2008 and 2007 was $0.5 million and $0.2 million, respectively.

Preferred stock

The authorized share capital of Allied Nevada includes 10 million shares of undesignated preferred stock with a par value of $0.001 per share. As of December 31, 2008 no shares of preferred stock have been issued.

14.	Supplemental Balance Sheet Disclosure

The following table presents the balance sheet items that represent greater than 5% of total current assets and total current liabilities (in thousands):

	December 31,
	2008	2007
Prepaids and other
Prepaid mineral claim fees	$852	$517
Prepaid insurance	212	92
Other prepaids and deposits	174	459

Total prepaids and other current assets	$1,238	$1,068

Accrued liabilities and other
Accrued compensation	$1,003	$360
Other	54	111

Total accrued liabilities and other	$1,057	$471

15.	Income Taxes

Deferred taxes are attributable to the following (in thousands):

	December 31,
	2008	2007
Excess of book over tax basis, property, plant, and equipment	$(2,283)	$(1,360)
Excess of tax over book basis, capitalized exploration and development costs	$1,033	—
Net operating and capital loss carryforwards	24,697	12,449
Accrued asset retirement obligation	1,999	1,508
Other	16,318	1,436

	41,764	14,033
Valuation allowance for deferred tax assets	(41,764)	(14,033)

Total	$—	$—

A reconciliation of income taxes computed at the United States Federal statutory tax rate to income tax expense follows (in thousands):

	Years ended December 31,
	2008		2007
	Amount	% of Pretax Income	Amount	% of Pretax Income
Income taxed at statutory rates-(Benefit)	$(27,874)	(35)%	$(3,942)	(35)%
Permanent differences	8	0%	(91)	(1)%
Loss associated with Vista through May 9, 2007	—	—	139	1%
Other	136	0%
Change in valuation allowance	27,730	35%	3,894	35%

Income tax provision (benefit)	$—	—	$—	—

Pretax book income (loss)	$(79,641)		$(2,465)

Tax loss carryforwards at December 31, 2008 consisted of net operating losses of approximately $71.6 million expiring in varying amounts from 2009 to 2028. Approximately $0.4 million of the above tax loss carryforwards will expire on December 31, 2008.

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

At December 31, 2008, the ultimate deductibility of the majority of tax positions is highly certain. However, there may be uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate or defer the recognition of the expenses.

The Company’s policy is to recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. Neither interest nor penalties related to uncertain tax positions were accrued at December 31, 2008.

As of the implementation of FIN 48, the Company had no material unrecognized tax benefits to report. Additionally, there were no changes in unrecognized tax benefits for 2008.

With limited exception, the Company is no longer subject to U.S. federal income audits by taxing authorities for years through 2004.

16.	Term Loan

In March 2008, a subsidiary of the Company entered into a credit agreement with Ionic Capital Corp. (“Ionic”), which allowed the subsidiary to borrow up to CDN$27.0 million. Amounts could have been borrowed under the credit agreement until July 2008 and were limited to working capital, operating, and capital expenditures related to the reopening and operation of the Hycroft mine. Pursuant to the Credit Agreement, the Company was required to borrow CDN$10.0 million at the initiation of the Credit Agreement. At the end of May 2008, the Company voluntarily repaid all amounts then outstanding on the Credit Agreement of approximately CDN$10.1 million. As of December 31, 2008, no amounts are available to be drawn down on the Credit Agreement. Interest expense on the Ionic term loan totaled $1.8 million consisting of amortization of deferred loan costs and interest paid in cash.

The Company incurred a standby and structuring fee, a draw down fee, and other related costs totaling approximately $1.7 million, which have been recognized as interest expense as a result of the voluntary repayment of the amount then outstanding on the Credit Agreement. Interest costs incurred on the Credit Agreement for the year ended December 31, 2008 of $198,000 were capitalized and allocated to certain “qualifying assets” pursuant to Statement of Financial Accounting Standards No. 34, Capitalization of Interest Costs, and are included in Mine Development Costs.

17.	Segment Information

Allied Nevada is engaged in the evaluation, acquisition, exploration and advancement of gold exploration and development projects in Nevada. The Company identifies its reportable segments as those consolidated mining operations or functional groups that represent more than 10% of the combined revenue, profit or loss or total assets of all reported operating segments. Consolidated mining operations or functional groups not meeting this threshold are aggregated at the corporate level for segment reporting purposes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. As of December 31, 2008, the Company identified Hycroft, Exploration, and Corporate as its identifiable segments. Segment information as of and for the years ended December 31, 2008, 2007, and 2006 are as follows:

As of and for the year ended December 31,	Hycroft Mine	Exploration	Corporate and Other	Total
2008
Total costs and expenses	($28,558)	($40,155)	($10,525)	($79,238)
Interest income				932
Interest expense				(1,876)
Gain on disposal of assets				—
Other income				541
Net Loss				(79,641)
Total assets	61,739	33,864	16,656	112,259
Capital expenditures	30,020	—	77	30,097
2007
Total costs and expenses	(6,764)	(1,074)	(4,507)	(12,346)
Interest income				1,030
Interest expense				(11)
Gain on disposal of assets				62
Other income				—
Net Loss				(11,265)
Total assets	8,831	6,799	90,885	106,514
Capital expenditures	39	—	229	268
2006
Total costs and expenses	(1,548)	(1,541)	—	(3,089)
Interest income				552
Interest expense				—
Gain on disposal of assets				61
Other income				11
Net Loss				(2,465)
Total assets	8,298	9,005	—	17,303
Capital expenditures	—	—	—	—

18.	Related Party Transactions

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

Prior to the completion of the transaction, the immediate cash needs of the Company were met by loans from Vista pursuant to the Arrangement Agreement, which provided that, prior to the date of completion, Vista could loan money to Vista’s wholly-owned subsidiary, Vista Gold Holdings, Inc. (“Vista U.S.”), which was to hold Vista’s Nevada-based mining properties and related assets immediately prior to their transfer to Allied Nevada, in amounts sufficient to undertake certain activities for the benefit of the business Allied Nevada would operate after the completion of the transaction, including purchase of mineral properties or property interests, payment of amounts necessary to secure the services of a Chief Executive Officer, and purchase of office equipment, software and other miscellaneous items to enable Allied Nevada to commence operations immediately after the completion of the transaction. These loans bore interest at the rate of 6% per annum and all principal and interest owing by Vista U.S. to Vista in respect of such loans were to be paid in full at the time of completion by Allied Nevada on behalf of Vista U.S. Upon closing of the transaction on May 10, 2007, $0.6 million was paid to Vista Gold conditional on the subsequent review and approval of the expenditures that constituted this balance. The subsequent review of invoices identified $0.1 million of expenditures that were determined to be recoverable from Vista in accordance with the agreement. This balance was received from Vista on September 28, 2007.

Consulting Agreements

Prior to April 16, 2007, Scott Caldwell provided services to Allied Nevada under a consulting agreement between Mr. Caldwell and Vista, pursuant to which Mr. Caldwell was paid for consulting services rendered to Allied Nevada at the rate of $1,000 per day, in addition to reimbursement, at cost, of any reasonable out-of pocket expenses incurred by Mr. Caldwell in connection with the performance of these consulting services. Mr. Caldwell was not entitled to any bonus payments or other cash or non-cash compensation under his consulting agreement with Vista. This agreement was terminated as of April 16, 2007 and was replaced by a formal employment agreement that Allied Nevada entered into with Mr. Caldwell in January 2008. Mr. Caldwell was paid $105,000 under the provisions of this contract, in his capacity as President and Chief Executive Officer of Allied Nevada.

On January 26, 2007, Allied Nevada entered into a professional service agreement with Hal Kirby, who was not a related person at the time but was appointed Vice President and Chief Financial Officer of Allied Nevada on April 16, 2007. Under the professional service agreement, Mr. Kirby provided financial and accounting services including review of accounting systems and documentation under development for Allied Nevada, and meeting with auditors and planning for scope and plans for future audits. The agreement was to expire no later than December 31, 2007, with amounts paid under the agreement not to exceed $50,000. Pursuant to the professional service agreement, the Company compensated Mr. Kirby at the rate of $1,000 per day worked plus reimbursement of his reasonable out-of-pocket expenses at cost. Mr. Kirby was paid $22,000 under the provisions of this contract. This service contract was terminated on April 16, 2007 upon acceptance by Mr. Kirby of the appointment to the position of Vice President and Chief Financial Officer of the Company, and was replaced by a formal employment agreement that Allied Nevada entered into with Mr. Kirby in January 2008.

Agreements with Carl Pescio

Carl Pescio was elected as a director of Allied Nevada on March 1, 2007. Allied Nevada and Mr. Pescio were among the parties to the Arrangement Agreement (Note 5). Mr. Pescio may pursue ventures with mining properties other than those held by Allied Nevada. As a condition to completion of the Arrangement Agreement, Mr. Pescio was required to enter into a non-competition agreement with Vista Gold Corp. and Allied Nevada on terms satisfactory to all parties, acting reasonably. On February 15, 2007, Allied Nevada entered into a non-competition agreement and a professional service agreement with Mr. Pescio. Both agreements have two-year terms. Under the non-competition agreement, Mr. Pescio has agreed that during the agreement term he will not carry on business in the State of Nevada which is similar to or in any way competitive with the Company’s mineral property-related business. Under the professional service agreement, Mr. Pescio is to provide services as directed by the Company including assistance with technical review of exploration programs and assistance with investor relations activities, for which the Company will compensate him at the rate of $1,000 per day worked plus reimbursement of his reasonable out-of-pocket expenses at cost. Carl Pescio has not been paid any amount under the terms of this contract to date.

Sierra Partners Consulting Agreement

On July 2, 2007, Allied Nevada entered into an Investor Relations Services Agreement with Sierra Partners II LLC (“Sierra”) to assist Allied Nevada with the development and initiation of an investor relations program and to provide consulting and advisory services regarding the North American investor market. W. Durand Eppler, an Allied Nevada Director, is a partner in Sierra. During the six month term of the Agreement, Sierra received a monthly retainer of $15,000 and was granted an option to purchase 45,000 shares of Allied Nevada common stock in accordance with the Allied Nevada Stock Option Plan. This option has a 10-year term, an exercise price per share of $4.35 which was determined in accordance with the Allied Nevada Stock Option Plan as the closing price of Allied Nevada’s common stock on the grant date of July 3, 2007, and a total grant date fair value of $99,000 based on a binomial option valuation model. The option fully vested on December 31, 2007.

On January 28, 2008, Allied Nevada amended its Investor Relations Services Agreement with Sierra to assist the Company with its investor relations program and to provide consulting and advisory services regarding the North American investor market. Under terms of the amended agreement, Sierra will receive a monthly retainer of $5,000 and reimbursement of reasonable out of pocket fees and expenses. The amended agreement will expire on December 31, 2008. W. Durand Eppler, an Allied Nevada director, currently serves as President of, and is a partner of, Sierra and, as a result, will benefit from this transaction to the extent of his interest in Sierra. Allied Nevada has paid Sierra $94,000 for the year ended December 31, 2008 and there were no balances due to Sierra at December 31, 2008.

Provision of Legal Services

Cameron Mingay, an Allied Nevada director who was appointed in March 2007, is a partner at Cassels Brock & Blackwell LLP (“Cassels Brock”) of Toronto, Ontario, Canada, which since June 2007 has served as outside counsel to Allied Nevada in connection with Canadian corporate and securities law matters. Allied Nevada has paid Cassels Brock an aggregate of $588,000 and $288,000 for legal services rendered during the years ended December 31, 2008 and 2007, respectively. In addition, $86,000 was owed to Cassels Brock at December 31, 2008.

Private Placement Financing

In connection with the private placement financing, Allied Nevada paid a cash finder’s fee of $507,000, being 5% of the gross proceeds raised, to eligible persons that arranged for purchasers (“Finders”). As consideration for its role as Finder in the private placement financing, Quest Securities Corporation (“Quest Securities”), then a wholly-owned subsidiary of Quest Capital Corp. (“Quest Capital”) received a cash fee of $105,000, and warrants to purchase 114,850 units. Each unit entitles Quest Securities for a period of two years to acquire one share of common stock of Allied Nevada at an exercise price of CDN$4.60 per unit and a warrant to acquire one share of common stock of Allied Nevada for a period of two years from closing at a price of CDN$5.75 per share. No commissions were paid to Quest Securities with respect to sales of units to directors or officers of Allied Nevada. Robert Buchan, Executive Chairman and a director of Allied Nevada, then served as Chairman of Quest Capital and A. Murray Sinclair, then an Allied Nevada director, then served as Managing Director of Quest Capital. Effective December 14, 2007, Mr. Sinclair resigned as a director of Allied Nevada to assist Quest Capital in its conversion into a Mortgage Investment Corporation. In connection with this conversion, effective January 1, 2008 Mr. Sinclair was appointed Co-Chairman of Quest Capital and Mr. Buchan resigned as Chairman of Quest Capital and remains a director of Quest Capital.

The other Finder in the private placement financing was Global Resource Investments Ltd. (“Global Resource”) which was paid a cash finder’s fee of $402,000. The General Partner of Global Resource is Rule Investments, Inc. (“Rule Investments”). The Rule Family Trust u/d/t 12/17/98 (the “Rule Trust”) owns 100% of Rule Investments. Arthur Richards Rule is co-Trustee of the Rule Trust. Mr. Rule and the Trust were indirect beneficial owners of 2,836,629 shares of Allied Nevada common stock owned by Exploration Capital Partners 2000 Limited Partnership (“Exploration Capital 2000”) and by Exploration Capital Partners 2006 Limited Partnership, which represented a beneficial ownership interest of 6.5% of the common shares outstanding immediately after the private placement financing. However, this ownership includes 1,631,200 shares (including 815,600 share purchase warrants) acquired by Exploration Capital 2000 in connection with the private placement financing. Prior to the financing, Mr. Rule and the Rule Trust were indirect beneficial owners of 1,294,140 shares of Allied Nevada common stock, representing only approximately 3.3% of the common stock then outstanding.

Ionic Credit Facility

As described in Note 16, on March 17, 2008 a subsidiary of the Company entered into a Credit Agreement with Ionic Capital Corp. (Ionic), which allowed the subsidiary to borrow up to CDN$27.0 million. Robert Buchan, Executive Chairman of Allied Nevada’s Board of Directors, as disclosed to the Board of Directors, participated as an investor in the Credit Facility. Allied Nevada paid $42,000 to Ionic for interest on the Credit Agreement and approximately $1.7 million for a standby and structuring fee, a drawdown fee, and other loan related costs for the year ended December 31, 2008. As discussed in Note 13, at the end of May 2008 the Company voluntarily repaid all amounts then outstanding on the Credit Agreement.

19.	Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2008 and 2007 are as follows (in thousands, except per share amounts):

	Quarters
2008	First	Second	Third	Fourth
Net loss	$(6,870)	$(9,858)	$(9,747)	$(53,167)
Basic and diluted net loss per share	$(0.16)	$(0.18)	$(0.17)	$(0.92)

2007
Net loss	$(313)	$(1,776)	$(3,387)	$(5,789)
Basic and diluted net loss per share	N/A	$(0.08)	$(0.08)	$(0.14)

As discussed in Note 1 to the Consolidated Financial Statements, the Company commenced operations as an independent newly formed and publicly held entity on May 10, 2007. Accordingly, basic and diluted net loss per share is not presented for periods prior to May 10, 2007.

20.	Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts).

	2008	2007	2006
Net loss available to common shareholders	$(79,641)	$(11,265)	$(2,465)
Weighted average shares outstanding	$53,470	$26,955	N/A
Basic and fully diluted loss per share	$(1.49)	$(0.42)	N/A

As discussed in Note 1 to the Consolidated Financial Statements, the Company commenced operations as an independent newly formed and publicly held entity on May 10, 2007. Accordingly, basic and diluted net loss per common share is not presented for periods prior to May 10, 2007.

For the year ended December 31, 2008, there were 3,785,850 warrants outstanding, 3,928,600 options granted under the Allied Nevada Stock Option Plan outstanding, 290,728 options granted under the Allied Nevada Special Stock Option plan outstanding, and 336,000 restricted share units outstanding that were not included in diluted loss per share because inclusion would have been anti-dilutive.

21.	Contingencies and commitments:

The Company is from time to time involved in various legal proceedings related to its business. Management does not believe that adverse decisions are likely in any pending or threatened proceeding, or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

22.	Employee Benefit Plan

Effective June 1, 2008, the Company adopted a retirement savings plan. The Allied Nevada Gold Corp. 401(k) Plan (the “Plan”) is a defined contribution plan and covers all salaried employees of the Company. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and Section 401 (k) of the Internal Revenue Code.

The assets of the Plan are held and the related investments are executed by the Plan’s trustee. Participants in the Plan have investment alternatives in which to place their funds and may place their fund in one or more of these investment alternatives. Administrative fees are paid by the Company on behalf of the Plan. The Plan provides for annual discretionary contributions by the Company. The Company contributed, $83,000 in 2008.

23.	Subsequent Events

On February 26, 2009 the Board of Directors ratified the signing of an indicative letter of intent concerning a proposed CDN$8 million secured bridge loan with Ionic Capital Corp. (“Ionic”). The terms of the facility are not yet final and are subject to satisfactory due diligence by Ionic and its counsel, the preparation of definitive documentation, the granting of security, and such other steps that are usual for transactions of this nature. The letter of intent indicates the amount to be borrowed in CDN$8.0 million and must be repaid on or before August 2010. Borrowings under the facility are limited to working capital. The Company’s interest in its mining fleet acquired from Komatsu is expected to be pledged as collateral for the bridge loan. The proposed agreement is expected to contain customary covenants for credit facilities of this type including certain negative covenants which will limit or restrict the Company’s ability to incur additional debt. The Company expects to incur a structuring fee of CDN$80,000. The interest rate on borrowings is expected to be fifteen percent per annum compounded monthly. Mr. Robert Buchan has disclosed to the Board of Directors that he may participate as a loan syndicate member to the extent of up to CDN$4.0 million. Additionally, the proposed agreement will require the Company to prepay the amount borrowed in the event a public equity offering is completed before the maturity date of the loan.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

A.	Evaluation of Disclosure Controls and Procedures. The principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation Allied Nevada’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2008. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2008, which report appears on page 52.

C.	Changes in Internal Controls. There has been no change in Allied Nevada’s internal control over financial reporting during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406, and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in the Company’s 2009 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2008 (the “2009 Proxy Statement”), and is hereby incorporated by reference thereto.

Item 11.	Executive Compensation

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2009 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2008, and is hereby incorporated by reference from our 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2009 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2008, and is hereby incorporated by reference from our 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2009 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2008, and is hereby incorporated by reference from our 2009 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be contained in the Company’s 2009 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2008, and is hereby incorporated by reference from our 2009 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Audited Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 of Allied Nevada Gold Corp.

Reports of Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Loss

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions	Balance at end of period
	(in thousands)
Year ended December 31, 2006 Valuation allowance deferred tax assets	9,139	—	860		—	9,999
Year ended December 31, 2007 Valuation allowance deferred tax assets	9,999	—	4,034	(1)	—	14,033
Year ended December 31, 2008 Valuation allowance deferred tax assets	14,033	—	27,731		—	41,764

(1)	Includes change in valuation allowance for loss associated with Vista through May 9, 2007 of 139,000.

(b) Index to Exhibits

Exhibit Number	Description of Document

2(1)	Plan of Arrangement (included as part of Exhibit 10.1 hereto)

3.1(1)	Certificate of Incorporation of the Registrant, dated September 14, 2006

3.2(1)	By-laws of the Registrant

4.1(2)	Form of Common Share Purchase Warrant, dated July 16, 2007, issued by Allied Nevada Gold Corp. to each Holder (as defined therein)

4.2(2)	Form of Finder’s Warrant to Purchase Units, dated July 16, 2007, issued by Allied Nevada Gold Corp. to Quest Securities Corporation

10.1(1)	Arrangement and Merger Agreement dated as of September 22, 2006, between Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio

Exhibit Number	Description of Document
10.2(3)	Non-Competition Agreement dated February 15, 2007, between Allied Nevada Gold Corp. and Carl Pescio

10.3(3)	Professional Service Agreement dated February 15, 2007, between Allied Nevada Gold Corp. and Carl Pescio

10.4(3)	Allied Nevada Gold Corp. Special Stock Option Plan

10.5(10)	Allied Nevada Gold Corp. 2007 Stock Option Plan, as amended

10.6(10)	Allied Nevada Gold Corp. Restricted Share Plan

10.7(4)	Form of Restricted Share Right Grant Letter under the Allied Nevada Gold Corp. Restricted Share Plan

10.8(3)	Form of Indemnification Agreements entered into between Allied Nevada Gold Corp. and the directors and officers parties thereto

10.9(3)	Form of Indemnification Agreements entered into between Allied Nevada Gold Corp. and the directors and officers parties thereto

10.10(6)	Amendment to Arrangement and Merger Agreement by and among Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio, dated May 8, 2007

10.11(7)	Investor Relations Services Agreement by and between Allied Nevada Gold Corp. and Sierra Partners II LLC, dated July 2, 2007

10.12(5)	Professional Service Agreement dated January 26, 2007, between Allied Nevada Gold Corp. and Hal Kirby

10.13(2)	Form of Subscription Agreement for Units, dated July 16, 2007, as amended, by and between Allied Nevada Gold Corp. and each Subscriber (as defined therein)

10.14(2)	Finder’s Fee Agreement, dated as of July 16, 2007, by and between Allied Nevada Gold Corp. and Global Resource Investments Ltd.

10.15(2)	Indemnity Agreement, dated as of July 16, 2007, by and between Allied Nevada Gold Corp. and Global Resource Investments Ltd.

10.16(12)	Equipment Purchase Agreement and Bill of Sale, dated March 19, 2008 among Hycroft Resources & Development, Inc., Komatsu Financial Limited Partnership, Lisbon Valley Mining Co., LLC and Constellation Copper Corporation

10.17(13)	Credit Agreement, dated March 20, 2008 between Ionic Capital Corp., Hycroft Resources & Development, Inc., Allied Nevada Gold Corp., Hycroft Lewis Mine, Inc., Victory Exploration Inc., Victory Gold Inc., Allied VGH Inc., Allied Nevada Gold Holdings LLC and Allied VNC Inc.

10.18(14)	Amendment to Investor Relations Services Agreement by and between Allied Nevada Gold Corp. and Sierra Partners II LLC, dated January 29, 2008

10.19(4)	Restricted Share Right Grant Letter for Robert M. Buchan dated as of July 3, 2007

10.20(8)	Employment Agreement, dated as of January 11, 2008, by and between Allied Nevada Gold Corp. and Scott A. Caldwell

10.21(8)	Employment Agreement, dated as of January 11, 2008, by and between Allied Nevada Gold Corp. and Hal Kirby

10.22(8)	Employment Agreement, dated as of January 11, 2008, by and between Allied Nevada Gold Corp. and Mike Doyle

Exhibit Number	Description of Document
10.23(8)	Employment Agreement, dated as of January 11, 2008, by and between Allied Nevada Gold Corp. and Rick H. Russell

10.24(11)	Addendum No. 1 to Employment Agreement dated December 28, 2008 between Allied Nevada Gold Corp. and Scott A. Caldwell

10.25(11)	Addendum No. 1 to Employment Agreement dated December 28, 2008 between Allied Nevada Gold Corp. and Hal D. Kirby

10.26(11)	Addendum No. 1 to Employment Agreement dated December 28, 2008 between Allied Nevada Gold Corp. and Mike Doyle

21	Subsidiaries of the Registrant

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm

23.2	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

23.3	Consent of Scott E. Wilson Consulting, Inc.

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10, filed January 12, 2007.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 20, 2007.

(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, filed February 20, 2007.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 27, 2007.

(5)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form 10, filed April 23, 2007.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 16, 2007.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 3, 2007.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 15, 2008.

(10)	Incorporated by reference to the Registrant’s Proxy Statement filed on April 29, 2008.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 31, 2008

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 25, 2008

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 26, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED NEVADA GOLD CORP.
Registrant

Date: March 16, 2009	By:	/s/ SCOTT A. CALDWELL
Scott A. Caldwell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT A. CALDWELL Scott A. Caldwell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009

/s/ HAL D. KIRBY Hal D. Kirby	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009

* Robert M. Buchan	Executive Chairman and Director	March 16, 2009

* W. Durand Eppler	Director	March 16, 2009

* John W. Ivany	Director	March 16, 2009

* Cameron A. Mingay	Director	March 16, 2009

* Terry M. Palmer	Director	March 16, 2009

* Carl Pescio	Director	March 16, 2009

* Michael B. Richings	Director	March 16, 2009

* D. Bruce Sinclair	Director	March 16, 2009

* Robert G. Wardell	Director	March 16, 2009

*By:	/s/ SCOTT A. CALDWELL
Scott A. Caldwell
Attorney-in-Fact