Form 10-K/A
period 2008-12-31
Allied Nevada Gold Corp.
filed 2009-04-14
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

9600 Prototype Court, Reno Nevada 89521

(775) 358-4455

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	NYSE Amex Equities

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

Number of shares outstanding of the registrant’s Common Stock as of March 10, 2009: 57,433,144

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 to our annual report on Form 10-K of Allied Nevada Gold Corp. (“Allied Nevada”, “we”, “our”, “us”, or the “Company”) for the year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2009, is being filed solely to include responses to the items required by Part III. This Amendment No. 1 does not reflect events occurring after March 16, 2008, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets out the names of the current directors and executive officers of Allied Nevada, their ages as of April 9, 2009, current positions with Allied Nevada, jurisdictions of residence, principal occupations within the five preceding years, and periods during which each director has served as a director of Allied Nevada.

Our directors are elected at each annual stockholders’ meeting and elected to serve until the next annual meeting of stockholders, or until his successor, if any, is duly elected and qualified.

Name, Age	Principal Occupation, Business or Employment(1)	Director of Allied Nevada Since
ROBERT M. BUCHAN 61	Businessman; Executive Chairman of the Board of Allied Nevada from June 2007 to present (Chairman from April 2007 to June 2007); Director of Quest Capital Corp. from April 2005 to present (Executive Chairman from April 2005 to January 2008); Chief Executive Officer of Kinross Gold Corporation from January 1993 to April 2005.	March 1, 2007

SCOTT A. CALDWELL 51	President and Chief Executive Officer of Allied Nevada from September 2006 to present (Chief Financial Officer of Allied Nevada from September 2006 to April 2007), consultant to Vista Gold Corp. (“Vista”); formerly with Kinross Gold Corporation as Executive Vice President and Chief Operating Officer from March 2003 to August 2006.	September 22, 2006

JAMES M. DOYLE 55	Vice President of Technical Services of Allied Nevada from April 2007 to present; formerly with Kinross Gold Corporation from December 2003 to August 2006 as Senior Vice President of Operations; not employed from August 2006 to April 2007.

W. DURAND EPPLER(2) 55	Businessman; Chief Executive Officer and director of Coal International PLC. from July 2005 to present; President of New World Advisors from August 2004 to present; President and Chief Executive Officer of Sierra Partners, LLC from March 2005 to present; formerly a Vice President of Newmont Mining Corporation from 1995 to August 2004: serving as Vice President of Newmont Capital, Ltd. from April 2002 to August 2004 and Vice President of Corporate Development from January 2001 to March 2002.	March 1, 2007

JOHN W. IVANY(3)(4) 64	Retired executive; Advisor to Genuity Capital Markets from February 2007 to present; Executive Vice President of Kinross Gold Corporation from June 1995 to May 2006.	June 27, 2007

Name, Age	Principal Occupation, Business or Employment(1)	Director of Allied Nevada Since
HAL D. KIRBY 41	Vice President and Chief Financial Officer of Allied Nevada from April 2007 to present; financial and accounting consultant to Allied Nevada from January 2007 to April 2007; not employed from August 2006 to January 2007; formerly with Kinross Gold Corporation as Vice President and Controller from June 2005 to August 2006 and as Director of Special Projects from October 2004 to June 2005; on sabbatical (following service in Russia with Kinross subsidiary) while still employed with Kinross from May 2004 to October 2004; employed by Omolon Gold Mining Company, a subsidiary of Kinross (located in Russia) as General Director from November 2002 to May 2004.

CAMERON A. MINGAY(4) 57	Lawyer; Partner, Cassels Brock & Blackwell LLP from July 1999 to present.	March 22, 2007

TERRY M. PALMER(5) 64	Accountant; Principal, Marrs, Sevier & Company LLC from January 2003 to present; director of Apex Silver Mines Limited, and formerly with Ernst & Young as a Partner and Certified Public Accountant from September 1979 to October 2002.	September 22, 2006

CARL PESCIO(2) 57	Self-employed mining prospector since 1991.	March 1, 2007

MICHAEL B. RICHINGS(2) 64	Executive Chairman and Chief Executive Officer of Vista from November 2007 to present; Chief Executive Officer of Vista from August 2007 to November 2007; President and Chief Executive Officer of Vista from May 2004 until August 2007; and formerly, President and Chief Executive Officer of Vista from June 1995 to September 2000; retired from Vista September 2000 to May 2004 (continued as a director of Vista and served as consultant to mining industry during that period).	September 22, 2006

D. BRUCE SINCLAIR(3)(5) 58	Retired executive; Chief Executive Officer and director of WaveRider Communications Inc. from June 1998 to June 2005 (director until March 2006).	June 27, 2007

Name, Age	Principal Occupation, Business or Employment(1)	Director of Allied Nevada Since
ROBERT G. WARDELL(3)(5) 64	Accountant; Vice-President, Finance and Chief Financial Officer of Victory Nickel Inc. from February 2007 to January 2009; self-employed accounting and finance consultant from June 2006 to February 2007; Senior Partner, Deloitte & Touche LLP, from 1986 to May 2006.	June 27, 2007

(1)	Includes occupations for the five preceding years.
(2)	Denotes member of Health, Safety and Environmental Committee. Mr. Richings is the Chair of the Health, Safety and Environmental Committee.
(3)	Denotes member of Compensation Committee. Mr. Sinclair is the Chair of the Compensation Committee.
(4)	Denotes member of Corporate Governance Committee. Mr. Mingay is the Chair of the Corporate Governance Committee.
(5)	Denotes member of Audit Committee. Mr. Palmer is the Chair of the Audit Committee.

There are no family relationships among any of the above directors or executive officers of Allied Nevada. The following directors of Allied Nevada are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act): Robert Buchan is Chairman of Extract Resources Limited and of Phoenix Coal and a director of Polyus Gold. W. Durand Eppler is a director of Vista Gold Corp., a director of Augusta Resource Corporation and director and non-executive Chairman of NEMI Northern Energy & Mining Inc. Terry M. Palmer is a director of Apex Silver Mines Limited. Michael B. Richings is Executive Chairman and Chief Executive Officer and a director of Vista Gold Corp. and is a director of Zaruma Resources Inc., which holds interests in mining properties. John Ivany is a director of Breakwater Resources Ltd., Eurogas International Ltd., and of B2Gold. Cameron Mingay is a director of Silver Bear Resources Inc., BlackRock Metals, and of European Goldfields. Bruce Sinclair is a director of Virsare Inc. Robert G. Wardell is a director of Phoenix Coal and Katanga Mining Limited. Carl Pescio is a director of Tornado Gold International Corp. As well, Mr. Pescio may pursue ventures with mining properties other than those held by Allied Nevada.

None of the above directors or executive officers has entered into any arrangement or understanding with any other person pursuant to which he was, or is to be, elected as a director or executive officer of Allied Nevada or a nominee of any other person.

Audit Committee

Allied Nevada’s Audit Committee was established by the Board of Directors (the “Board”) in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is chaired by Terry M. Palmer, and its other members are Robert G. Wardell and D. Bruce Sinclair. Each member of our Audit Committee is “independent” within the meaning of the NYSE-Amex listing standards, as defined in Rule 10A-3(b)(1) under the Exchange Act and in Canadian National Instrument 52-110 “Audit Committees”. Additionally, the Board of Directors has

determined that Mr. Palmer qualifies as Allied Nevada’s “Audit Committee Financial Expert” as defined in accordance with Section 407 of the Sarbanes-Oxley Act of 2002. The written charter of the Audit Committee is available on our website at http://www.alliednevada.com. The Audit Committee met a total of four (4) times during the fiscal year ended December 31, 2008.

The Audit Committee, in accordance with the Audit Committee Charter as approved by our Board of Directors, assists the Board of Directors in monitoring (1) our accounting and financial reporting processes, (2) the integrity of our financial statements, (3) our compliance with legal and regulatory requirements, (4) the independent auditor’s qualifications, independence and performance, and (5) business practices and ethical standards of Allied Nevada. The Audit Committee is responsible for the appointment of our independent auditor and for the compensation, retention and oversight of the work of our independent auditor and for the oversight of our accounting and financial reporting processes.

Code of Ethics

The Company has adopted a Code of Conduct and Ethics that applies to all directors, officers and employees of the Company, including our CEO, CFO, principal accounting officer and persons performing similar functions. The Code of Conduct and Ethics is located on the Company’s internet website at http://www.alliednevada.com. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of these reports.

Based solely on a review of the reports received by the SEC, furnished to the Company, or written representations from reporting persons that all reportable transaction were reported, the Company believes that during the fiscal year ended December 31, 2008 the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a), except that twenty reports, covering a total of twenty four transactions were filed late. Mr. Doyle, Mr. Ivany, Mr. Mingay, Mr. Palmer, Mr. Pescio, Mr. Richings, Mr. Sinclair and Mr. Wardell failed to file one report each relating to one transaction, Mr. Caldwell, Mr. Kirby and Mr. Russell failed to filed two reports each relating to two transactions, Mr. Eppler failed to file one report relating to two transactions, and Mr. Buchan failed to file five reports relating to eight transactions. All individuals reported the transactions in their year-end report on Form 5, which were timely filed.

Item 11.	Executive Compensation

Report of the Compensation Committee on Executive Compensation

The Compensation Committee of the Board of Directors (the “Compensation Committee”) is composed entirely of directors who are not officers or employees of the Company or any of its subsidiaries, and are independent, as defined in the listing standards of the NYSE Amex and the Company’s Corporate Governance Guidelines. The Compensation Committee has adopted a Charter that describes its responsibilities in detail and the Compensation Committee and Board review and assesses the adequacy of the Charter on a regular basis. The Compensation Committee has the responsibility of taking the leadership role with respect to the Board’s responsibilities relating to compensation of the Company’s key employees, including the Chief Executive Officer, the Chief Financial Officer and the other executive officers. Additional information about the Compensation Committee’s role in corporate governance can be found in the Compensation Committee’s Charter, available on the Company’s web site at www.alliednevada.com under the Corporate Responsibility section. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this annual report.

The Compensation Committee has reviewed and discussed with management the Company’s Compensation Discussion and Analysis section of this annual report on Form 10-K. Based on such review and discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

Submitted by the following members of the Compensation Committee of the Board of Directors:

D. Bruce Sinclair

John W. Ivany

Robert G. Wardell

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

The following contains a description of our executive compensation programs and objectives. Because we are a new company and have recently commenced operations, we are in the process of refining our compensation policies and anticipate that this will be an ongoing process as our company develops.

Compensation Program Objectives

Our compensation program has the following long-term goals and objectives:

•	Attraction and retention of key talent;

•	Aligning the interests of our executive officers with the interests of the Company’s stockholders; and

•	Leveraging individual performance by linking executive compensation to individual performance and overall business performance.

How Executive Compensation is Determined

Compensation Committee’s Process for Arriving at Compensation Decisions. The Compensation Committee is supported by the executive officers and employees of the Company, who provide the Compensation Committee with data and analyses to support decision making. The Compensation Committee meets both with and without the presence of the Chief Executive Officer and the Chief Financial Officer. When management is present, the Compensation Committee will generally hold a session without management present at the end of each meeting, at the discretion of the Compensation Committee. The Chairman of the Committee sets the agenda for each meeting in consultation with management representatives and other Compensation Committee members. Management is responsible for keeping the minutes of Committee meetings and the Chairman provides regular reports to the Board of Directors regarding actions and discussion at Committee meetings. The Board of Directors or Compensation Committee makes all decisions regarding the Chief Executive Officer’s compensation in executive session.

Company management uses, and provides to the Compensation Committee, mining industry and general industry benchmark data provided by an independent compensation consultant, Coopers Consulting. Coopers Consulting provides a competitive analysis of similarly situated companies and provides other data for the Compensation Committee to consider in its compensation decisions with respect to our executive officers. The Compensation Committee also communicates directly from time to time with Coopers Consulting. In the future, we expect external compensation experts to be much more intimately involved in the development of the Company’s compensation strategies and that such consultants will be invited to atend from time-to-time for consultation regarding specific topics. In response to specific questions posed by the Compensation Committee, management from time to time is asked to consider publicly available compensation data from other peer companies to provide additional information for decisions about compensation.

When making compensation decisions for Named Executive Officers, the Compensation Committee considers factors beyond market data. Based upon input from management, the Compensation Committee also considers the individual’s performance, tenure and experience, the performance of the Company overall, any retention concerns, the individual’s historical compensation and the compensation of the individual’s peers in the Company. There is no mandatory framework that determines which of these additional factors may be more or less important, and the emphasis placed on any of these additional factors may vary among the executive officers. While the Compensation Committee does have certain guidelines, goals, and tools that it uses to make its decisions, as explained below, the compensation process is not driven by a formula and does incorporate the judgment of the Compensation Committee. In making decisions for executives other than the Chief Executive Officer, the input and perspective of the Chief Executive Officer has a significant influence on the Compensation Committee’s decisions.

Compensation Components and Alignment to Compensation Goals

Compensation Components. For 2008, the executive compensation program contained four basic elements and a package of benefit plans:

Each of the compensation components above are specifically designed to accomplish one or more of the Company’s three goals: 1) Attracting and retaining key talent; 2) Aligning the interests of our executive officers with the interests of the Company’s stockholders; and, 3) Leveraging individual performance by linking executive compensation to individual performance and overall business performance.

Attraction and Retention of Key Talent. The compensation package meets the goal of attracting and retaining key talent in a highly competitive mining environment through the following elements:

•	A competitive cash compensation program, consisting of base salary and bonus opportunity, which is comparable to similar opportunities offered in the marketplace for executive talent;

•	A package of competitive benefits; and

•	Two and Three-year vesting on stock option grants and vesting of stock unit awards in the second and third years from the beginning of the performance period.

Aligning the interests of our executive officers with the interests of the Company’s stockholders. The compensation package meets the goal of aligning the interests of the Company’s stockholders through the following elements:

•	Enhanced emphasis on Company performance in 2008;

•	Stock options and restricted stock unit grants to motivate performance aligned with the interest of the Company’s stockholders; and

•

The development of management’s goals and objectives with the involvement of the board of directors and the use of these objectives to determine Annual Incentive Bonus awards requires management and the board of directors to align these goals and objectives with the interests of our stockholders.

Leveraging individual performance by linking executive compensation to individual performance and overall business performance. By linking management’s goals and objectives to the payment of annual incentive awards, the compensation strategy motivates the executives to meet both their individual goals and objectives but also those of the Company in general.

Methodology for Determining Compensation Levels

Determination of Target Total Compensation

Target Pay Levels Relative to Market. The Company is currently a production stage enterprise, having completed the development of the Hycroft Mine during calendar year 2008. As a small mining company, we need to attract and retain qualified executives capable of responding to a broad range of issues that would be handled by specific functional groups in a larger organization. As a result, the Compensation Committee seeks to target a total compensation program (including base salary, target annual incentive, and the grant value of equity incentives, but exclusive of benefits) at a level that is the average of comparable market practices. This results in our executives being compensated greater than the 50th percentile (“median”) and less than the 75th percentile. In the view of the Compensation Committee, these compensation levels are the proper level to target because the market for executive talent in the mining industry is exceptionally competitive. In addition, other natural resource and materials companies are typically more diversified than Allied Nevada and therefore face lower potential volatility in performance results. The Compensation Committee believes that an average market pay positioning strategy at target is appropriate to compensate for the additional performance risk of being tied exclusively to gold at a small mining company.

Competitive Benchmarking Analysis. In order to assess competitive pay levels, the Compensation Committee reviews benchmark data for the mining industry for all of its Named Executive Officers. Using Coopers Consulting data, the Compensation Committee reviewed the median, the average, and the 75th percentile of total compensation for the mining industry. Considering that many of the organizations listed in the following sample group were larger mining companies with multiple operating mines in multiple jurisdictions and are competitors for executive talent, the Compensation Committee believes that the average compensation would be the best benchmark for Allied Nevada.

Participants in the mining industry survey used to determine the 2008 compensation levels are:

Anatolia Minerals Development Ltd.	Idaho General Mines Inc.	Rio Tinto Energy North America
Apex Silver Mines Limited	Kennecott Minerals Company	Rio Tinto Minerals
Arch Coal Inc.	Kennecott Utah Copper Corporation	Stillwater Mining Co.
Centerra Gold Inc.	Kinross Gold Corporation	Teck Cominco Limited
Cleveland Cliffs Inc.	Langeloth Metallurgical Company LLC	The Doe Run Company
Coeur d’Alene Mines Corporation	Mercator Minerals Ltd.	Thomson Creek Metals Company Inc.
Freeport-McMoran Copper & Gold Inc.	Newmont Mining Corporation	Yukon Nevada Gold Corporation
Frontera Copper Corporation	NovaGold Resources Inc.
Golden Star Resources Ltd.	Oglebay Norton Company
Graymont Limited	Phelps Dodge Corporation
Hecla Mining Company	Quadra Mining Ltd.

Involvement of Management. The Chief Executive Officer, at the request of the Compensation Committee, makes a recommendation related to the total compensation for the Named Executives, excluding himself. This recommendation is based upon his analysis of the Competitive Benchmarking and other considerations including the individual’s performance, tenure and experience, the performance of the Company overall, any retention concerns, the individual’s historical compensation and the compensation of the individual’s peers in the Company. The Chief Executive Officer does not provide any recommendations or participates in any discussion of compensation elements related to his position.

Determination of the Size of Each Component of Target Total Compensation. The Compensation Committee targets total compensation, excluding benefits, at average levels of comparable market practices. Salaries for the Chief Executive Officer are targeted below the average levels of comparable market practices for the position, and the at-risk cash bonus was increased to bring total compensation to the required levels. For the remaining Named Executives, total compensation and at-risk cash bonus were managed so that the total package adds to the desired average levels in comparison to the benchmarks. For all Named Executives, the stock-based compensation grants were determined in relation to their level in the organization. In general, these stock-based compensation grants were calculated so that the estimated grant date fair value of the awards would total between 73% and 100% of the executive’s salary.

For 2008, the Compensation Committee generally sought to balance the target compensation components based upon the short term components which include the salaries and annual target incentive bonus, and the long term components related to the stock-based compensation awards. For the Named Executive Officers, the Compensation Committee generally tried to target 66% short term compensation and 34% long term compensation.

The target pay positioning of the average of the applicable benchmark as stated above for each position is intended to be a guideline, and the Compensation Committee makes its decisions within the context of market practices. However, this is not intended to be formula driven. Other factors such as an individual’s performance, tenure and experience, the performance of the Company overall, any retention concerns and the individual’s historical compensation and comparisons to peers at the Company impact the decision-making process. The Compensation Committee does not weigh any of these factors more heavily than others and does not use any formula to assess these factors, but rather considers each factor in its judgment and at its discretion.

Short Term Compensation – Salary and Bonus. In constructing a compensation program that seeks to target the average, the Compensation Committee first sets base salary. In 2008, the Compensation Committee targeted base salary for the Chief Executive Officer to be 50% of the total short term compensation. For the other Named Executives, the Compensation Committee targeted salaries to comprise between 70% and 75% of short term compensation and for the bonus to comprise 25% to 30% of the total short term compensation. The goal is to set base salary and cash bonus so that the sum of the two is close to the average of the relevant benchmark, assuming that the Company and individual accomplish target results.

Long Term Compensation – Equity. After setting salary and cash bonus as described above and considering previous equity awards, the Compensation Committee sets target option grants. In 2008, the Compensation Committee targeted total long-term incentives (stock options) as a percent of base salary for each currently-serving Named Executive Officer so that the value granted was approximately 100% of the Chief Executive Officer’s base salary and between 73% and 84% of the other Named Executive Officer base salaries. In 2008, the stock option grants to Named Executive Officers were granted with immediate vesting of a third of the grant, followed by the vesting of an additional third of each grant on the first and second anniversaries of the award.

Other Compensation – Discretionary Bonus. The Compensation Committee and the Board of Directors may on its own discretion decide to reward situations during the year where employees provide exemplary service above that anticipated in the individual goals and objectives.

Material Differences Between Named Executive Officers. During 2008, there were no material differences between actual compensation and the compensation planned by the Compensation Committee.

Executive Pay Mix and the Emphasis on “At Risk” Pay. The Compensation Committee believes that “at risk” pay is an important component of the compensation strategy. “At Risk” pay is important as it helps align the actions of management with the interests of the shareholders. The following table illustrates the percentages of total compensation that are “at risk” for each of the Named Executive Officers.

Name	% of Total Compensation Not “At Risk”	% of total compensation “At Risk”
Scott A. Caldwell	32%	68%

Hal D. Kirby	41%	59%

James M. Doyle	66%	34%

Rick H. Russell	63%	37%

Warren Woods	64%	36%

The Use of Tally Sheets and Wealth Accumulation Analysis. Annually, the Committee reviews tally sheets that show each element of compensation for an individual. For each Named Executive Officer, base salaries, incentive plan payments, equity awards, equity exercises, and perquisites are included on tally sheets. The Company’s accounting department prepares the tally sheets. To date, the Committee’s use of tally sheets has provided verification that executive compensation is internally equitable and proportioned according to the Committee’s expectations with regard to “at risk” compensation.

Perquisites and Other Personal Benefits. The Company’s executives are not entitled to significant perquisites or other personal benefits not generally offered to our employees other than as disclosed in the Summary Compensation Table. The Company has approved a qualified tax-deferred savings plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”).

Compensation of Named Executive Officers for Fiscal Year 2008

Our named executive officers for 2008 were Scott Caldwell, President and Chief Executive Officer, Hal Kirby, Vice President and Chief Financial Officer, Mike Doyle, Vice President of Technical Services, Rick Russell, Vice President of Exploration, and Warren Woods, Hycroft Mine General Manager. Warren Woods joined our company in January of 2008 as the Hycroft Mine General Manager.

Base Salary. In setting salaries of the Named Executive Officers, the Compensation Committee and Board of Directors reviewed Coopers Consulting mining industry benchmark data for the Named Executive Officers. Based on the foregoing review, as well as consideration of the individual’s performance, tenure and experience, the performance of the Company overall, any retention concerns, the individual’s historical compensation and input from other Board members, the Compensation Committee set the base salaries for the Named Executive Officers.

On January 11, 2008, we entered into an employment agreement with Mr. Caldwell that provided for an annual base salary of $330,000 and Mr. Caldwell is eligible to be considered for an annual performance-based award of up to 100% of base salary, in the discretion of the Compensation Committee. After reviewing the Competitive Benchmarking Analysis and other factors, the Board of Directors approved an increase in Mr. Caldwell’s base salary to $360,000 effective May 8, 2008.

On January 11, 2008, we entered into an employment agreement with Mr. Kirby that provided for an annual base salary of $225,000 and Mr. Kirby is eligible to be considered for an annual performance-based award of up to 40% of base salary, in the discretion of the Compensation Committee. After reviewing the Competitive Benchmarking Analysis, the recommendation of the Chief Executive Officer and other factors, the Board of Directors approved an increase in Mr. Kirby’s base Salary to $250,000 effective May 8, 2008.

On January 11, 2008, we entered into an employment agreement with Mr. Doyle that provided for an annual base salary of $200,000 and Mr. Doyle is eligible to be considered for an annual performance-based award of up to 35% of his base salary. After reviewing the Competitive Benchmarking Analysis, the recommendation of the Chief Executive Officer and other factors, the Board of Directors approved an increase in Mr. Doyle’s base Salary to $225,000 effective May 8, 2008. At the same time, the Board of Directors changed the eligibility for the annual performance-based award to up to 40% of his base salary.

On January 11, 2008, we entered into an employment agreement with Mr. Russell that provided for an annual base salary of $200,000 and Mr. Russell was eligible to be considered for an annual performance-based award of up to 35% of his base salary. After reviewing the Competitive Benchmarking Analysis, the recommendation of the Chief Executive Officer and other factors, the Board of Directors approved an increase in Mr. Russell’s base Salary to $205,000 effective May 8, 2008.

On January 7, 2008, the Company hired Warren Woods as the Hycroft Mine General Manager. The terms of employment for Mr. Woods provide for an annual base salary of $175,000 and Mr. Woods is eligible to considered for an annual performance-based award of up to 35% of his base salary.

Short-Term Non-Equity Incentive Compensation. Short-term non-equity incentive compensation includes the annual incentive bonus and the discretionary bonus. The annual incentive bonus is expressed as a percentage of base salary while the discretionary bonus amount is determined at the sole discretion of the board of directors.

Annual Incentive Bonus: The annual incentive bonus for the Named Executive Officers is based primarily upon the corporate goals and objectives. These corporate goals and objectives are developed by management in conjunction with the board of directors. The goals and objectives for 2008 were approved prior to the start of the fiscal year. Once the corporate goals and objectives are determined, functional goals for the Hycroft Mine, the finance and accounting function, and the exploration function are developed.

The corporate goals and objectives for 2008 included the following elements:

Health, safety and environmental performance. The 2008 goals and objectives were to have no lost time incidents or environmental notices of violation. During the year we had one lost time incident and received no notices of violation for environmental matters.

Complete any necessary debt or equity financings. In 2007, our Board made the decision to reactivate the Hycroft Mine. The reactivation program for the Hycroft Mine and our internal budgets indicated that in order to successfully reopen the mine, we needed to raise additional funds. These funds were successfully raised by the company through the completion of the CDN$27.0 million Ionic Credit Facility and the initial public offering of stock in April of 2008 for net proceeds of approximately $69.3 million.

Increase shareholder value. The 2008 goals and objectives included a goal of increasing the awareness of the Company in order to increase the trading volume of our stock and the return to our shareholders. During the year, the liquidity crisis in the fourth quarter resulted in general instability of all stocks, including ours. This unforeseen event resulted in greater volatility in our share price than we had experienced historically and made it difficult to truly assess the performance on this goal.

Become a producer. With the 2007 decision to reopen the Hycroft Mine, a primary goal of the Company was to complete the capital and development program in 2008 and become a gold mining company by the end of the year. We were successful in completing the program, produced gold in December of 2008, and became a production stage enterprise.

Expand the mineral resource at the Hycroft mine. During the setting of goals and objectives for 2008, we envisioned an exploration drill program to assess the oxide and sulfide mineralization at the mine. The objective of this drill program was to identify additional oxide and sulfide mineralization at the property to increase the potential value to our shareholders. During the year, we completed the drill program and determined two reserve and resource updates. Both updates increased the proven and probable reserves and increased the other mineralized material identified at the property. In addition, the company also reported an estimate of the silver other mineralized material.

Based on these primary goals and objectives and the performance of the Company, the Compensation Committee determined that the performance was in line with its expectations for the year. As such, the Compensation Committee recommended to the Board that the Named Executive Officers (excluding Rick H. Russell) be awarded 75% of their individual target bonuses now and another 25% of their individual target bonuses on attainment of commercial production, defined as two consecutive months of 6,000 ounces or more of production, at the Hycroft Mine. Rick H. Russell had notified us of his intent to retire in September of 2008. In order to arrange an orderly transition, we agreed to maintain Mr. Russell’s salary until January 31, 2008 and agreed that he would not be eligible for the annual incentive bonus payments. Since Warren Woods started with us early in 2008, his bonus eligibility was reduced to 98% from 100%. Based on this determination, the following table indicates the bonus determination:

2008 Incentive Bonus Payments

Name	Base Salary ($)	Bonus Eligibility (%)	Target Payout (%)	Total Payout ($)	Paid April 3, 2009 ($)	Paid, conditional on attainment of commercial production ($)
Scott A. Caldwell	360,000	100%	100%	360,000	270,000	90,000

Hal D. Kirby	250,000	40%	100%	100,000	75,000	25,000

James M. Doyle	225,000	40%	100%	90,000	67,500	22,500

Rick H. Russell	205,000	35%	0%	-0-	-0-	-0-

Warren Woods	175,000	35%	98%	60,000	45,000	15,000

Discretionary Bonus. The Compensation Committee and the Board of Directors may on its own discretion decide to reward situations during the year where employees provide exemplary service above that anticipated in the individual goals and objectives. In April 2008, the board decided to award a “closing bonus” of $22,000 to Hal Kirby, $11,000 to Mike Doyle, and $6,000 to Rick Russell in recognition of the additional effort and work required to close the public offering we completed raising net proceeds of approximately $69.3 million. This bonus was paid to reflect the completion of the offering during a period when the Company was completing the audit of its first annual financial statements and the completion of a detailed reserve and resource update.

Long-Term Compensation – Equity. The 2008 equity awards were determined by the Compensation Committee by considering the position of the employee, the expected cost of the option award, and the performance of the individuals towards corporate and individual goals and objectives. Options with a five-year term to expiration were granted to the Messrs. Caldwell, Kirby, Doyle, and Russell with vesting terms under which one third of the grant vested on the grant date, a second third vested on the first anniversary of the grant date, and the final third granted on the second anniversary of the grant date.

Warren Woods was employed by us on January 7, 2008. As part of his compensation package, he was granted 50,000 options which had a five-year term to expiration with a vesting schedule under which the one third of the grant vested on the first anniversary of the grant date, a second third vested on the second anniversary of the grant date, and the final third granted on the third anniversary of the grant date. On May 8, 2008, Mr. Woods was granted 18,000 options with a five-year term to expiration, with vesting terms under which one third of the grant vested on the grant date, a second third vest on the first anniversary of the grant date, and the final third vest on the second anniversary of the grant date. As Mr. Woods was not a Named Executive Officer at the time, this option grant was approved by the Board of Directors on the recommendation of the Chief Executive Officer. The grant was reduced to 50% of the annual grant that normally would have been granted to this position to reflect that Mr. Woods had recently begun employment with the Company.

The following table summarizes these awards:

2008 Grants of Plan Board Awards

Name	Grant Date	Number of Options (#)	Exercise Price ($)	Total grant date fair value of option award ($)
Scott A. Caldwell	May 14, 2008	150,000	5.58	459,000

Hal D. Kirby	May 14, 2008	75,000	5.58	229,500

James M. Doyle	May 14, 2008	75,000	5.58	229,500

Rick H. Russell	May 14, 2008	60,000	5.58	183,600

Warren Woods	January 21, 2008	50,000	5.05	107,000

	May 14, 2008	18,000	5.58	55,080

Effects of Regulatory Requirements on Executive Compensation

Section 409A of the Code affects the granting of most forms of deferred compensation pursuant to our compensation program. Our compensation program is intended to comply with the final regulations of the U.S. Internal Revenue Service and other guidance with respect to Section 409A of the Code, and we anticipate that our Compensation Committee will continue to design and administer our compensation programs accordingly.

Various rules under current generally accepted accounting practices will impact the manner in which Allied Nevada accounts for future grants of stock options and other equity-based compensation to employees, including executive officers, on our financial statements. The Compensation Committee will review the effect of these rules (including SFAS 123(R)) when determining the form and timing of future grants of stock options and other equity-based compensation to our employees, including executive officers; however, this analysis will not necessarily be the determinative factor in any such decision regarding the form and timing of grants.

Policy with Respect to Section 162(m)

Section 162(m) of the Internal Revenue Code generally prohibits the Company from deducting certain compensation over $1 million paid its chief executive officer and certain other executive officers unless such compensation is based on performance objectives meeting certain criteria or is otherwise excluded from the limitation. The Company strives whenever possible to structure its compensation plans such that they are tax deductible and believes that a substantial portion of compensation paid under its current program (including the annual incentives and stock option grants described above) satisfies the requirements under Section 162(m). However, the Company reserves the right to design programs that recognize a full range of performance criteria important to its success, even where the compensation paid under such programs may not be deductible. For 2007, the Company believes that no portion of its tax deduction for compensation paid to its named executive officers will be disallowed under Section 162(m).

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Option awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	All other compensation ($)		Total ($)
Scott A. Caldwell,	2007	233,750	—	303,780	297,000	56,625	(4)	891,155
President and Chief Executive Officer (3)	2008	349,442	—	856,185	360,000	8,400	(2)	1,574,027

Hal D. Kirby,	2007	159,375	—	149,612	57,375	65,679	(5)	432,041
Vice President and Chief Financial Officer (4)	2008	241,202	22,000	418,979	100,000	19,216	(8)	801,397

James M. Doyle,	2007	141,667	—	56,959	44,625	—		243,251
Vice President of Technical Services	2008	216,202	11,000	124,312	90,000	5,690	(2)	447,204

Rick H. Russell,	2007	100,000	—	31,500	31,639	11,445	(6)	174,584
Vice President of Exploration	2008	203,241	6,000	207,450	—	5,023	(2)	421,714

Warren Woods,	2007	—	—	—	—	—		—
Hycroft Mine General Manager	2008	172,813	—	65,502	60,000	17,921	(7)	316,236

(1)	The amounts shown do not reflect compensation actually received by the named executive officers, but represent total compensation cost for the years ended December 31, 2007 and 2008, calculated in accordance with SFAS 123R using a lattice pricing model. The assumptions used to calculate these amounts are set forth in Note 13 to our financial statements included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 16, 2009. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeiture related to service-based vesting conditions.
(2)	All other compensation includes matching contributions paid by the Company pursuant to the Allied Nevada Gold Corp. 401(k) Plan. Perquisites and other personal benefits for the most recently completed financial year do not exceed $10,000 for any of the Named Executive Officers unless otherwise noted.
(3)	Mr. Caldwell also served as Chief Financial Officer of Allied Nevada until April 16, 2007, the effective date of appointment of Hal Kirby as Vice President and Chief Financial Officer of Allied Nevada.
(4)	Represents amounts paid by Vista for consulting services provided by Mr. Caldwell pursuant to the consulting agreement between Vista Gold Corp. and Mr. Caldwell. Amounts reflect cash compensation only and do not include any reimbursement for out-of-pocket expenses.

(5)	Amount includes $22,200 paid by Allied Nevada for consulting services provided by Mr. Kirby pursuant to the consulting agreement between Vista Gold Corp. and Mr. Kirby, $34,870 for a relocation allowance and reimbursement of relocation expenses for Mr. Kirby, and $8,609 relating to legal and other costs associated with the immigration of Mr. Kirby’s spouse to the United States.
(6)	Represents amounts paid by Allied Nevada for consulting services provided by Mr. Russell pursuant to the consulting agreement between Allied Nevada and Mr. Russell. Amounts reflect cash compensation only and do not include any reimbursement for out-of-pocket expenses. See “Compensation Discussion and Analysis — Compensation of Named Executive Officers.”
(7)	Amount includes $8,841 for reimbursement of housing costs, $4,997 for personal use of a Company provided automobile, and $4,083 of matching contributions paid by the Company pursuant to the Allied Nevada Gold Corp. 401(k) Plan.
(8)	Amount includes $12,503 of legal and other costs associated with immigration and work visa of Mr. Kirby and of Mr. Kirby’s spouse to the United States and $6,713 matching contributions paid by the Company pursuant to the Allied Nevada Gold Corp. 401(k) Plan.

Grants of Plan-Based Awards

	Grant date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (1)(3) (#)	Exercise or Base Price of Option Awards (2) ($/Share)	Grant Date Fair Value of Option Awards ($)
Name		Threshold ($)	Target ($)	Maximum ($)
Scott A. Caldwell	3-Jul-07				—	800,000	4.35	1,768,000
	14-May-08	180,000	360,000	360,000	—	150,000	5.58	459,000

Hal D. Kirby	3-Jul-07				—	400,000	4.35	884,000
	14-May-08	50,000	100,000	100,000	—	75,000	5.58	229,500

James M. Doyle	3-Jul-07				—	150,000	4.35	331,500
	14-May-08	45,000	90,000	90,000	—	75,000	5.58	229,500

Rick H. Russell	18-Sep-07				—	150,000	4.35	324,000
	14-May-08	35,875	71,750	71,750	—	60,000	5.58	183,600

Warren Woods	21-Jan-08				—	50,000	5.05	107,000
	14-May-08	30,625	61,250	61,250	—	18,000	5.58	55,080

(1)

All options vest in equal annual installments over a period of two to three years. None of the shares of Common Stock subject to options granted to the Named Executive Officers were vested as of December 31, 2007. One-third of the options granted in 2008 and one-third of the options granted in 2007 were vested as of December 31, 2008.

(2)

Pursuant to the terms of the Allied Nevada 2007 Stock Option Plan (the “Plan”), the exercise price for shares of Common Stock underlying options awarded under the Plan is the closing market price of the Common Stock on either the Toronto Stock Exchange (“TSX”) or NYSE Amex Equities (“NYSEAmex”, f/k/a American Stock Exchange ) as of the date of grant.

(3)	Options granted in 2008 to the named executive officers were one-third vested at time of grant.

Option Exercises and Stock Vested

Name	Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Scott A. Caldwell	—	—

Hal D. Kirby	—	—

James M. Doyle	—	—

Rick H. Russell	8,900	16,020

Warren Woods	—	—

Outstanding Equity Awards at Fiscal Year-End

Name	Option awards
	Number of securities underlying unexercised options(1) (#) exercisable	Number of securities underlying unexercised options(2)(3) (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price(4) ($)	Option expiration date
Scott A. Caldwell	266,666	533,334	—	4.35	3-Jul-18
	50,000	100,000	—	5.58	14-May-13

Hal D. Kirby	133,333	266,667	—	4.35	3-Jul-18
	25,000	50,000	—	5.58	14-May-13

James M. Doyle	50,000	100,000	—	4.35	3-Jul-18
	25,000	50,000	—	5.58	14-May-13

Rick H. Russell	50,000	100,000	—	4.35	3-Jul-18
	20,000	40,000	—	5.58	14-May-13

Warren Woods	—	50,000	—	5.05	21-Jan-13
	6,000	12,000	—	5.58	14-May-13

(1)	All options are either ten year, non-qualified stock options or five year, non-qualified stock options.
(2)	All options vest in equal annual installments over a two to three year period.

(3)

The terms of the employment agreements between the Company and Messrs. Caldwell, Kirby, and Doyle, respectively, provide for (i) immediate vesting of all previously granted options and/or restricted share units upon a change of control event affecting the Company and their subsequent involuntary termination during the one year period thereafter, and (ii) continued vesting for a period of two (2) years in the event their employment with the Company is terminated by the Company other than for cause or by the individuals for good reason.

(4)

Pursuant to the terms of the Allied Nevada 2007 Stock Option Plan, the exercise price for shares of Common Stock underlying options awarded under the Plan is the closing market price of the Common Stock on either the TSX or NYSE Amex as of the date of grant.

Employment Agreements

Employment Agreement with Scott A. Caldwell

On January 11, 2008, Allied Nevada entered into an employment agreement with Scott A. Caldwell, our President and Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Caldwell’s employment began effective as of April 16, 2007, and he continues to be employed by the Company on an “at-will” basis.

Pursuant to his employment agreement, Mr. Caldwell receives an annual base salary in the amount of $330,000, as well as a discretionary bonus up to a maximum amount of 100% of his base salary in any calendar year, based upon the achievement by Mr. Caldwell of pre-determined performance targets set by our Board of Directors. Grant of any such bonus shall be in the sole discretion of the Board of Directors and any bonus shall be earned only after grant thereof by the Board of Directors. Mr. Caldwell’s eligibility to receive such bonus is conditioned upon his continued employment, both at the time the Board of Directors considers the grant of bonuses and at the time such bonuses are actually granted and paid. Mr. Caldwell is also entitled to participate in any benefit plans and policies (including, medical, dental, disability, insurance, retirement savings plans or other fringe benefit plans or policies) as we may make available to, or have in effect for, our senior executives.

Mr. Caldwell was also granted an option to purchase 800,000 shares of Allied Nevada Common Stock of the Company in accordance with the Company’s Stock Option Plan. See “— Outstanding Equity Awards at 2008 Fiscal Year End Table” for a description of vesting and other terms applicable to this option award.

Employment Agreement with Hal Kirby

On January 11, 2008, Allied Nevada entered into an employment agreement with Hal Kirby, our Vice President and Chief Financial Officer. Pursuant to the terms of his employment agreement, the term of Mr. Kirby’s employment began effective as of April 16, 2007, and he shall continue to be employed by the Company on an “at-will” basis.

Pursuant to the terms of his employment agreement, Mr. Kirby receives an annual base salary in the amount of $225,000, as well as a discretionary bonus up to a maximum amount of 40% of his base salary in any calendar year, based upon the achievement by Mr. Kirby of pre-determined performance targets set by the our President and Chief Executive Officer and approved by our Board of Directors. Grant of any such bonus shall be in the sole discretion of the Board of Directors and any bonus shall be earned only after grant thereof by the President and Chief Executive Officer and approved by the Board of Directors. Mr. Kirby’s eligibility to receive such bonus is conditioned upon his continued

employment, both at the time our Board of Directors considers the grant of bonuses and at the time such bonuses are actually granted and paid. Mr. Kirby is also entitled to participate in any benefit plans and policies (including, medical, dental, disability, insurance, retirement savings plans or other fringe benefit plans or policies) as we may make available to, or have in effect for, our senior executives.

Pursuant to his employment agreement, Mr. Kirby was reimbursed for relocation from his residence in Toronto, Ontario, Canada.

In addition, Mr. Kirby was granted an option to purchase 400,000 shares of Allied Nevada Common Stock in accordance with the Company’s Stock Option Plan. See “— Outstanding Equity Awards at 2008 Fiscal Year-End Table” for a description of vesting and other terms applicable to Mr. Kirby’s option award.

Employment Agreement with Mike Doyle

On January 11, 2008, Allied Nevada entered into an employment agreement with Mike Doyle, our Vice President of Technical Services. Pursuant to the terms of his employment agreement, the term of Mr. Doyle’s employment began effective as of April 16, 2007, and he shall continue to be employed by the Company on an “at-will” basis.

Pursuant to the terms of his employment agreement, Mr. Doyle receives an annual base salary in the amount of $200,000, as well as a discretionary bonus up to a maximum amount of 35% of his base salary in any calendar year, based upon the achievement by Mr. Doyle of pre-determined performance targets set by our President and Chief Executive Officer and approved by the Board of Directors. Grant of any such bonus shall be in the sole discretion of the Board of Directors and any bonus shall be earned only after grant thereof by our President and Chief Executive Officer and approved by the Board of Directors. Mr. Doyle’s eligibility to receive such bonus is conditioned upon his continued employment, both at the time our Board of Directors considers the grant of bonuses and at the time such bonuses are actually granted and paid. Mr. Doyle is also entitled to participate in any benefit plans and policies (including, medical, dental, disability, insurance, retirement savings plans or other fringe benefit plans or policies) as we may make available to, or have in effect for, our senior executives.

In addition, Mr. Doyle was granted an option to purchase 150,000 shares of Allied Nevada Common Stock in accordance with the Company’s Stock Option Plan. See “— Outstanding Equity Awards at 2008 Fiscal Year-End Table” for a description of vesting and other terms applicable to Mr. Doyle’s option.

Employment Agreement with Rick H. Russell

On January 11, 2008, Allied Nevada entered into an employment agreement with Rick H. Russell, our Vice President of Exploration. Pursuant to the terms of his employment agreement, the term of Mr. Russell’s employment began effective as of July 1, 2007, and he was employed by the Company on an “at-will” basis. As disclosed in our Current Report on Form 8-K dated February 1, 2009, Mr. Russell retired effective February 1, 2009. Mr. Russell passed away on April 6, 2009.

Prior to Mr. Russell’s retirement, pursuant to the terms of his employment agreement, Mr. Russell received an annual base salary in the amount of $200,000, as well as a discretionary bonus up to a maximum amount of 35% of his base salary in any calendar year, based upon the achievement by Mr. Russell of pre-determined performance targets set by our President and Chief Executive Officer and approved by the Board of Directors. Grant of any such bonus was in the sole discretion of the Board of Directors and any bonus was earned only after grant thereof by our President and Chief Executive Officer and approved by the Board of Directors. Mr. Russell’s eligibility to receive such bonus was conditioned upon his continued employment, both at the time our Board of Directors considers the grant of bonuses and at the time such bonuses are actually granted and paid. Mr. Russell was also entitled to participate in any benefit plans and policies (including, medical, dental, disability, insurance, retirement savings plans or other fringe benefit plans or policies) as we may make available to, or have in effect for, our senior executives.

Mr. Russell was granted an option to purchase 150,000 shares of Allied Nevada Common Stock in accordance with the Company’s Stock Option Plan. See “— Outstanding Equity Awards at 2007 Fiscal Year-End Table” for a description of vesting and other terms applicable to Mr. Russell’s option.

Employment Agreement with Warren Woods

On March 16, 2009, Allied Nevada entered into an employment agreement with Warren Woods, our General Manager of Hycroft Operations. Pursuant to the terms of his employment agreement, the term of Mr. Woods’s employment began effective as of January 7, 2008, and he shall continue to be employed by the Company on an “at-will” basis.

Pursuant to the terms of his employment agreement, Mr. Woods receives an annual base salary in the amount of $185,000, as well as a discretionary bonus up to a maximum amount of 35% of his base salary in any calendar year, based upon the achievement by Mr. Woods of pre-determined performance targets set by our President and Chief Executive Officer and approved by the Board of Directors. Grant of any such bonus shall be in the sole discretion of the Board of Directors and any bonus shall be earned only after grant thereof by our President and Chief Executive Officer and approved by the Board of Directors. Mr. Woods’s eligibility to receive such bonus is conditioned upon his continued employment, both at the time our Board of Directors considers the grant of bonuses and at the time such bonuses are actually granted and paid. Mr. Woods is also entitled to participate in any benefit plans and policies (including, medical, dental, disability, insurance, retirement savings plans or other fringe benefit plans or policies) as we may make available to, or have in effect for, our senior executives.

In addition, Mr. Woods was granted an option to purchase 50,000 shares of Allied Nevada Common Stock in accordance with the Company’s Stock Option Plan. See “— Outstanding Equity Awards at 2007 Fiscal Year-End Table” for a description of vesting and other terms applicable to Mr. Woods’s option.

As a condition to their employment with Allied Nevada and their receipt of the compensation and benefits described above, as well as under the following heading “Payments Upon Termination or Change of Control”, each of Messrs. Caldwell, Kirby, Doyle, Russell, and Woods were required to execute and deliver a Employee Nondisclosure, Noncompetition, Nonsolicitation and Inventions Agreement, a form of which was attached to their individual employment agreements. Under the latter agreement, each of these executives has agreed that during his employment and for one year following termination of his employment with Allied Nevada, he will not carry on business in the State of Nevada which is similar to or in any way competitive with our mineral property-related business, including business conducted with potential joint venture partners with which Allied Nevada is or was actively pursuing a potential business relationship during the applicable period.

Payments Upon Termination

Payments Upon Termination or Change of Control

The following table provides executive benefits upon termination or change of control:

Name	Termination not for cause ($)	Change of control ($)	Termination after change of control ($)
Scott A. Caldwell
Salary	720,000	720,000	720,000
Target bonus payout	720,000	720,000	720,000
Medical benefit continuation	36,000	36,000	36,000
Equity acceleration	—	378,667	378,667

Total	1,476,000	1,854,667	1,854,667

Hal D. Kirby
Salary	500,000	500,000	500,000
Target bonus payout	200,000	200,000	200,000
Medical benefit continuation	36,000	36,000	36,000
Equity acceleration	—	189,334	189,334

Total	736,000	925,334	925,334

James M. Doyle
Salary	225,000	337,500	337,500
Target bonus payout	90,000	135,000	135,000
Medical benefit continuation	18,000	18,000	18,000
Equity acceleration	—	71,000	71,000

Total	333,000	561,500	561,500

Rick H. Russell
Salary	205,000	307,500	307,500
Target bonus payout	71,750	107,625	107,625
Medical benefit continuation	18,000	18,000	18,000
Equity acceleration	—	71,000	71,000

Total	294,750	504,125	504,125

Warren Woods
Salary	—	175,000	175,000
Target bonus payout	—	61,250	61,250
Medical benefit continuation	—	9,000	9,000
Equity acceleration	—	500	500

Total	—	245,750	245,750

Each of the employment agreements entered into between Allied Nevada and Messrs. Caldwell, Kirby, Doyle, Russell, and Woods contain provisions which entitle each of them to payments following termination of their employment in certain circumstances, as described below.

Termination by Allied Nevada Without Cause or by the Executive for Good Reason

Each of the employment agreements between us and Messrs. Caldwell, Kirby, Doyle, Russell, and Woods provide that, in the event their employment is terminated by Allied Nevada other than for “cause” (as defined below), or is terminated by any of them for “good reason” (as defined below), they are entitled to receive payment, when due, of unpaid base salary, expense reimbursements and vacation days accrued prior to the date of such termination and will also receive, in exchange for execution and delivery to Allied Nevada of a separation agreement and general release, the following severance benefits:

•

Pursuant to the employment agreements with Messrs. Caldwell and Kirby, (a) a lump sum severance equal to (i) 2 times their respective base salary then in effect, plus (ii) 2 times their respective target bonus for the year in which employment is so terminated, in each case payable promptly following the tenth day after delivery to Allied Nevada of an executed separation agreement and general release, (b) payment of premiums for continuation of health insurance coverage under COBRA (or state equivalent) up to a maximum amount of $36,000, and (c) continued vesting for a 2 year period of any unvested options and/or restricted share units granted previously to either of them, consistent with and subject to the terms and conditions of the RSU Plan and the Company’s Stock Option Plan.

•

Pursuant to the employment agreements with Messrs. Doyle and Russell, (a) a lump sum severance equal to (i) 12 months of their respective base salary then in effect, plus (ii) their respective target bonus for the year in which employment is so terminated, in each case payable promptly following the tenth day after delivery to Allied Nevada of an executed separation agreement and general release, (b) payment of premiums for continuation of health insurance coverage under COBRA (or state equivalent) up to a maximum amount of $18,000, and (c) continued vesting for a 2 year period of any unvested options and/or RSUs granted previously to either of them, consistent with and subject to the terms and conditions of the RSU Plan and the Company’s Stock Option Plan.

“Good Reason” is defined under each employment agreement as termination by any of Messrs. Caldwell, Kirby, Doyle, or Russell of their employment not later than one year following the occurrence of any of the following events:

i.	A substantial reduction in their respective duties or responsibilities or a material change in their respective reporting responsibilities or title, except those changes generally affecting all members of Allied Nevada’s management;

ii.	A substantial reduction by Allied Nevada in their respective annual compensation then in effect, except those changes generally affecting all members of Allied Nevada’s management; or

iii.	A substantial adverse change in their participation in benefits under any benefit plan of Allied Nevada, including pursuant to their individual employment agreement, except those changes generally affecting all members of Allied Nevada’s management.

“Cause” is defined under each employment agreement as the taking of any of the following actions by or against Messrs. Caldwell, Kirby, Doyle, Russell, or Woods:

i.	Commission of an act of fraud or dishonesty which may or does adversely affect Allied Nevada;

ii.	Conviction or plea of guilty or nolo contendere to or engaging in any felony or crime involving moral turpitude, fraud, misrepresentation or other crime and/or indictment for a crime that, in the reasonable opinion of Allied Nevada, affects the individuals’ ability to perform the duties set forth in his employment agreement and/or reflects negatively upon Allied Nevada;

iii.	Unauthorized disclosure of the Company’s Proprietary Information, as defined in the Employee Nondisclosure, Noncompetition, Nonsolicitation and Inventions Agreement which results or could have been reasonably foreseen to result, in a material loss to Allied Nevada.

iv.	Failure (which shall not include any disability as defined in his employment agreement) or refusal to perform the duties and responsibilities of his employment and/or to follow the policies and procedures of Allied Nevada including, without limitation, the failure or refusal to carry out lawful instructions from our President and Chief Executive Officer (except for Mr. Caldwell, as to which the relevant individual is the Chairman of the Board) or Board of Directors which, if such failure or refusal is reasonably possible of being cured in the opinion of Allied Nevada, is not cured within thirty (30) days after written notice from Allied Nevada of such failure or refusal.

Termination by Allied Nevada for Cause or in the Event of Death or Disability

Pursuant to the employment agreements with each of Messrs. Caldwell, Kirby, Doyle, Russell, and Woods, in the event their employment with Allied Nevada is terminated for “cause” or due to the death or “disability” (as defined below) of any of them, they (or their estate, as applicable) will be entitled to receive payment, when due, of any unpaid base salary, expense reimbursements and vacation days accrued prior to such termination. Further, in the event their employment with Allied Nevada is terminated as the result of the death or disability of any of them, they (or their estate, as applicable) will be entitled to receive long term disability or life insurance benefits, in the form maintained by Allied Nevada at such time and in which they participated at the time of such termination.

“Disability” is defined in under each employment agreement as any illness, injury, accident or condition of either a physical or mental nature as a result of which any of Messrs. Caldwell, Kirby, Doyle, or Russell is unable to perform the essential functions of his duties and responsibilities for 90 days during any period of 365 consecutive calendar days or for any consecutive 90-day period.

Voluntary Termination by the Executive

In the event that any of Messrs. Caldwell, Kirby, Doyle, Russell, or Woods decide voluntarily to terminate their employment with Allied Nevada without “good reason” upon 30 days’ written notice, Allied Nevada, in its discretion, may elect (i) to relieve them of any obligation to perform their respective duties during such notice period, or (ii) to waive the notice period and immediately accept such termination. In the event Allied Nevada elects the former, we have agreed to continue their respective compensation and benefits for the remainder of the notice period, except that no bonus shall be earned or awarded by any of them during and after the notice period.

Payments Upon a Change of Control

In addition to the severance obligations described above, each of the employment agreements entered into between Allied Nevada and Messrs. Caldwell, Kirby, Doyle, Russell, and Woods contain provisions which entitle each of them to certain payments upon a “change of control” (as defined below) of Allied Nevada.

In the event of a “change of control” (as defined below) and the involuntary termination of employment during the one-year period thereafter by Allied Nevada (or any successor entity) other than for “cause”, or by Messrs. Caldwell, Kirby, Doyle, Russell, or Woods for “good reason”, they will be entitled to payment, when due, of unpaid base salary, expense reimbursements and vacation days accrued prior to the date of such termination and will also receive, in exchange for execution and delivery to Allied Nevada of a separation agreement and general release, the following benefits:

•	Pursuant to the employment agreements with Messrs. Caldwell and Kirby, (a) a lump sum severance equal to (i) 2 years of their respective base salary then in effect, payable within 30 days following delivery to Allied Nevada of an executed separation agreement and general release, plus (ii) 2 times their respective target bonus for the year in which employment is so terminated, (b) payment of premiums for continuation of health insurance coverage under COBRA (or state equivalent) up to a maximum amount of $36,000, and (c) immediate vesting of any unvested options and/or RSUs granted previously to either of them, consistent with and subject to the terms and conditions of the RSU Plan and the Option Plan.

•	Pursuant to the employment agreement with Mr. Doyle, (a) a lump sum severance equal to (i) 18 months of his respective base salary then in effect, payable within 30 days following delivery to Allied Nevada of an executed separation agreement and general release, plus (ii) 1.5 times his respective target bonus for the year in which employment is so terminated, (b) payment of premiums for continuation of health insurance coverage under COBRA (or state equivalent) up to a maximum amount of $18,000, and (c) immediate vesting of any unvested options and/or RSUs granted previously to Mr. Doyle, consistent with and subject to the terms and conditions of the RSU Plan and the Option Plan.

•	Pursuant to the employment agreement with Mr. Woods, (a) a lump sum severance equal to (i) 12 months of his respective base salary then in effect, payable within 30 days following delivery to Allied Nevada of an executed separation agreement and general release, plus (ii) 1.0 times his respective target bonus for the year in which employment is so terminated, (b) payment of premiums for continuation of health insurance coverage under COBRA (or state equivalent) up to a maximum amount of $9,000, and (c) immediate vesting of any unvested options and/or RSUs granted previously to Mr. Woods, consistent with and subject to the terms and conditions of the RSU Plan and the Option Plan.

“Change of control” is defined under each employment agreement as (i) the occurrence of a merger or consolidation of Allied Nevada, whether or not approved by our Board of Directors, other than (x) a merger or consolidation which would result in the voting securities of Allied Nevada outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) at least 50% of the total voting power represented by the voting securities of Allied Nevada or such surviving entity or parent of such corporation outstanding immediately after such merger or consolidation, or

(y) a merger or consolidation which is in effect a financing transaction for Allied Nevada including, but not limited to, a reverse merger of Allied Nevada into a publicly traded “shell” company, or (ii) the approval by the stockholders of Allied Nevada of an agreement for the sale or disposition by Allied Nevada of all or substantially all of our assets.

Compensation of Non-Employee Directors

Compensation of Directors at 2008 Fiscal Year End Table

The table below sets forth information regarding compensation earned by non-employee directors as compensation for their service to the Company during the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($) (1)		Total ($)
ROBERT BUCHAN	87,668	435,000	(3)	287,658	(3)	810,326
W. DURAND EPPLER	36,000	—		141,553	(2)	177,553
CAMERON A. MINGAY	36,000	—		141,553	(2)	177,553
TERRY M. PALMER	52,452	—		141,553	(2)	194,005
CARL PESCIO	36,000	—		141,553	(2)	177,553
MICHAEL B. RICHINGS	41,000	—		141,553	(2)	182,553
JOHN W. IVANY	39,219	—		141,553	(2)	180,772
D. BRUCE SINCLAIR	44,216	—		141,553	(2)	185,769
ROBERT G. WARDELL	47,455	—		141,553	(2)	189,008

(1)

Amounts reflect the total compensation expense for the year ended December 31, 2008 calculated in accordance with Statement of Financial Accounting Standard No. 123R, or SFAS 123R, using a lattice pricing model. The assumptions used to calculate these amounts are set forth in Note 13 to our financial statements, included in the our Annual Report on Form 10-K, filed with the SEC on March 16, 2009. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeiture related to service-based vesting conditions.

(2)

On July 3, 2007 and June 23, 2008, the Company granted 100,000 and 50,000 options, respectively, to each of the directors indicated with each grant having a grant date fair value of $221,000 and $137,000, respectively, computed in accordance with FAS 123R. The options granted on June 23, 2008 were one-third vested on the date of grant. As of December 31, 2008, each director had outstanding options to purchase 150,000 shares of common stock.

(3)

On July 3, 2007 and June 23, 2008, the Company granted 300,000 and 50,000 options, respectively, to Robert Buchan, which had grant date fair values of $663,000 and $137,000, respectively, computed in accordance with FAS 123R. On July 3, 2007, the Company granted 300,000 RSUs to Robert Buchan, which had a grant date fair value of $1,305,000. Pursuant to SEC rules, the amounts indicated exclude the impact of estimated forfeitures related to service-based vesting conditions.

From January 1, 2008 through May 7, 2008, each non-employee member of our board of directors received the following cash compensation for board services, as applicable:

•	$75,000 per year for service as Chairman;

•	$30,000 per year for service as board members;

•	$10,000 per year for service as chairman of the audit committee and $5,000 per year for service as chairman of other standing committees; and

•	$1,000 for each board meeting attended.

On May 8, 2008, our board of directors approved a change in the compensation program for our non-employee directors, which became effective as of that date. Pursuant to the above change to the compensation program for non-employee directors, each non-employee member of our board of directors will receive the following cash compensation for board services, as applicable:

•	$90,000 per year for service as Chairman;

•	$50,000 per year for service as Audit Committee Chairman;

•	$35,000 per year for services as chairman of other committees;

•	$25,000 per year for services as directors for non-chairman;

•	$5,000 per year per committee for service as committee member; and

•	$1,000 for each board meeting attended.

Additionally, on June 23, 2008, the Board of Directors approved grants of non-qualified stock options under the Allied Nevada Stock Option Plan for 50,000 shares as to each of our non-employee directors. These options have a 5-year term and an exercise price per share of $6.34, which was determined in accordance with the Stock Option Plan as the closing price of Allied Nevada’s common stock on the grant date of June 23, 2008. These options vested one third on the date of grant and one third on each anniversary of the grant date until fully vested.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee as of December 31, 2008 was comprised of: D. Bruce Sinclair (Chairman), Robert G. Wardell and John W. Ivany. No member of Allied Nevada’s Compensation Committee was during the fiscal year ended December 31, 2008, or currently is, an executive officer or employee of Allied Nevada or any of its subsidiaries or affiliates. No executive officer of Allied Nevada was during 2008, or currently is, a director or a member of the Compensation Committee of another entity having an executive officer who is a director or a member of our Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock, as of April 9, 2009, by each person known by us to be the beneficial owner of more than 5% of the Company’s outstanding Common Stock. The percentage of beneficial ownership is based on 57,471,556 shares of the Company’s common stock outstanding as of April 9, 2009.

	Common Stock
Name and Address of Beneficial Owner	Number of Allied Nevada Shares Beneficially Owned(1)	Percentage of Class
Carl Pescio and Janet Pescio(2)	9,366,665	16.3%

Royce & Associates, LLC(4)	5,336,079	9.3%

Goodman & Company, Investment Counsel Ltd.(3)	5,248,000	9.1%

Beutel, Goodman & Company Ltd.(5)	4,565,700	7.9%

(1)

In accordance with Rule 13d-3(d)(1) under the Exchange Act, the applicable ownership total for each person is based on the number of shares of Common Stock held by such person as of April 9, 2009, plus any securities held by such person exercisable for or convertible into shares of Common Stock within 60 days after April 9, 2009. Unless otherwise noted, each of the persons is the record owner of the common stock beneficially held by such person.

(2)	Carl Pescio is a director of the Company. The address Carl and Janet Pescio is c/o Allied Nevada Gold Corp., 9600 Prototype Court, Reno, Nevada 89521.
(3)	The address of Goodman & Company, Investment Counsel Ltd. is One Adelaide Street East, 29th Floor, Toronto, Ontario, Canada, M5C 2V9.
(4)	The address of Royce & Associates LLC is 1414 Avenue of the Americas, New York, New York 10019.
(5)	The address of Beutel, Goodman & Company Ltd. is 20 Eglinton Ave. W., Suite 2000, Toronto, Ontario, M4R 1K8, Canada.

Security Ownership of Management

The following table sets forth certain information regarding beneficial ownership of Common Stock, as of April 9, 2009, by (i) each of the Company’s executive officers, directors and nominees, individually and (ii) the Company’s executive officers and directors, as a group. The percentage of beneficial ownership is based on 57,471,556 shares of Common Stock outstanding as of April 9, 2009.

	Common Stock
Name and Address of Beneficial Owner	Number of Allied Nevada Shares Beneficially Owned(1)		Percentage of Class
Carl Pescio(2)	9,366,665	(2)	16.3%

Robert M. Buchan Executive Chairman of the Board and Director	2,781,466	(3)	4.8%

Scott A. Caldwell President and Chief Executive Officer and Director	624,666	(4)	1.1%

Hal D. Kirby Vice President and Chief Financial Officer	293,333	(5)	*

Mike Doyle Vice President of Technical Service	166,000	(6)	*

Rick H. Russell Former Vice President of Exploration	—	(7)	*

W. Durand Eppler Director	163,434	(8)	*

John W. Ivany Director	59,999	(9)	*

Cameron A. Mingay Director	49,999	(9)	*

Terry M. Palmer Director	49,999	(9)	*

Michael B. Richings Director	164,599	(10)	*

D. Bruce Sinclair Director	49,999	(9)	*

Robert G. Wardell Director	49,999	(9)	*

All executive officers and directors as a group (13 persons)	13,820,158		24.0%

*	Represents less than 1% of the outstanding shares of Common Stock.
(1)

In accordance with Rule 13d-3(d)(1) under the Exchange Act, the applicable ownership total for each person is based on the number of shares of Common Stock held by such person as of April 9, 2009, plus any securities held by such person exercisable for or convertible into shares of Common Stock within 60 days after April 9, 2009. Unless otherwise noted, each of the persons is the record owner of the common stock beneficially held by such person.

(2)

Shares are beneficially owned by Carl Pescio and his wife, Janet Pescio. Includes 66,667 shares underlying options that are exercisable within 60 days of April 9, 2009. Excludes 83,333 shares underlying options unexercisable within 60 days of April 9, 2009.

(3)

Includes 870,000 shares issuable upon exercise of warrants acquired in the Company’s July 2007 private placement (the “Private Placement”). Includes 116,666 shares underlying options that are exercisable within 60 days of April 9, 2009. Excludes 233,334 shares underlying options unexercisable within 60 days of April 9, 2009. Includes 100,000 shares issuable pursuant to RSUs that are exercisable within 60 days of April 9, 2009 and excludes 200,000 shares issuable pursuant to RSUs, none of which vest within 60 days of April 9, 2009.

(4)

Includes 110,000 shares issuable upon exercise of warrants acquired in the Private Placement. Includes 366,667 shares underlying options that are exercisable within 60 days of April 9, 2009. Excludes 583,333 shares underlying options unexercisable within 60 days of April 9, 2009.

(5)

Includes 50,000 shares issuable upon exercise of warrants acquired in the Private Placement. Includes 183,333 shares underlying options that are exercisable within 60 days of April 9, 2009. Excludes 291,667 shares underlying options unexercisable within 60 days of April 9, 2009.

(6)

Includes 33,000 shares issuable upon exercise of warrants acquired in the Private Placement. Includes 100,000 shares underlying options that are exercisable within 60 days of April 9, 2009. Excludes 125,000 shares underlying options unexercisable within 60 days of April 9, 2009.

(7)

Mr. Russell retired effective February 1, 2009. Accordingly, 140,000 unvested options were forfeited at that time and 61,100 vested options were forfeited 30 days later. As a result, no shares underlying options are exercisable within 60 days of April 9, 2009

(8)

Includes 10,000 shares issuable upon exercise of warrants acquired in the Private Placement and 105,022 shares underlying options that are exercisable within 60 days of April 9, 2009, of which 10,023 are shares underlying options under the Special Stock Option Plan. Excludes 100,001 shares underlying options unexercisable within 60 days of April 9, 2009. Includes 45,000 shares issuable upon exercise of options held by Sierra Partners II, LLC (“Sierra”). Mr. Eppler currently serves as President and CEO and is holder of a 50% equity interest in Sierra. Mr. Eppler disclaims beneficial ownership of the securities held by Sierra, except to the extent of his pecuniary interest therein.

(9)	Includes 66,667 shares underlying options that are exercisable within 60 days of April 9, 2009. Excludes 100,001 shares underlying options unexercisable within 60 days of April 9, 2009.
(10)

Includes 128,553 shares underlying options that are exercisable within 60 days of April 9, 2009, of which 78,554 are shares underlying options under the Special Stock Option Plan. Excludes 100,001 shares underlying options unexercisable within 60 days of April 9, 2009.

EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2008

Plan category Equity Compensation Plans Approved by Security Holders	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Allied Nevada Special Stock Option Plan(1)	290,728	$3.23	(2)	—	(3)
Allied Nevada 2007 Stock Option Plan	3,928,600	$4.76		1,747,500
Allied Nevada Restricted Share Plan	336,000	—		864,000
Total	4,555,328	$4.65		2,611,500	(3)

(1)

The Company established the Allied Nevada Special Stock Option Plan to govern options to purchase shares of Common Stock granted in connection with the Arrangement to persons who held Vista Gold Corp. stock options at the time of completion of the Arrangement. Options granted pursuant to the Special Option Plan have either a five or ten year term.

(2)

Exercise prices for options granted pursuant to the Special Stock Option Plan during the period shown were converted into U.S. dollars as of the grant date from the stated Canadian dollar amounts as applicable. Realized exercise prices may vary depending upon the currency conversion rates at the time of exercise.

(3)

The Company reserved a total of 619,550 shares of Common Stock for issuance upon exercise of options granted pursuant to the Allied Nevada Special Stock Option Plan, all of which shares are subject to options granted in connection with the Arrangement. All such options were granted pursuant to individual stock option agreements entered into between the Company and each participant, dated as of May 10, 2007. As of April 9, 2009, 293,386 shares of Common Stock subject to these options had been exercised, while options to purchase a total of 64,800 shares of Common Stock had expired unexercised. Pursuant to the terms of the Special Stock Option Plan, expired options are not available for reissuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

On January 28, 2008, Allied Nevada amended its Investor Relations Services Agreement with Sierra to assist the Company with its investor relations program and to provide consulting and advisory services regarding the North American investor market. Under terms of the amended agreement, Sierra will receive a monthly retainer of $5,000 and reimbursement of reasonable out of pocket fees and expenses. The amended agreement expired on December 31, 2008. W. Durand Eppler, an Allied Nevada director, currently serves as President of, and is a partner of, Sierra and, as a result, will benefit from this transaction to the extent of his interest in Sierra. Allied Nevada has paid Sierra $94,000 for the year ended December 31, 2008 and there were no balances due to Sierra at December 31, 2008.

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

Ionic Credit Facility

On March 17, 2008 a subsidiary of the Company entered into a Credit Agreement with Ionic Capital Corp. (Ionic), which allowed the subsidiary to borrow up to CDN$27.0 million. Robert Buchan, Chairman of Allied Nevada’s Board of Directors, as disclosed to the Board of Directors, participated as an investor in the Credit Facility. Allied Nevada paid $42,000 to Ionic for interest on the Credit Agreement and approximately $1.7 million for a standby and structuring fee, a drawdown fee, and other loan related costs for the year ended December 31, 2008. At the end of May 2008 the Company voluntarily repaid all amounts then outstanding on the Credit Agreement.

On March 30, 2009, Allied Nevada along with its wholly-owned subsidiary, Hycroft Resources & Development, Inc. entered into a credit agreement (the “Credit Agreement”) with Ionic, pursuant to which Ionic agreed to provide to the Company a CDN$8 million secured bridge loan facility (the “Loan Facility”). Borrowings under the Loan Facility may only be used by Hycroft Resources & Development for its general working capital purposes.

The definitive agreement indicates the amount to be borrowed is CDN$8.0 million and must be repaid on or before September 30, 2010. The loan bears interest payable on the last business day of each month, as well as at maturity, at 15 percent per annum, calculated daily and compounded monthly. The Company incurred a structuring fee of CDN$80,000 in connection with this loan. In addition, the Company agreed to pay all of Ionic’s legal fees and other reasonable costs in connection with the Credit Agreement. The Company’s interest in its mining fleet acquired from Komatsu has been pledged as collateral for the bridge loan.

The agreement contains customary covenants for credit facilities of this type including but not limited to covenants that limit or restrict the Company’s ability to: (i) incur additional debt, (ii) declare dividends, (iii) sell or dispose of a substantial or material part of the Company’s business, assets or undertaking, and (iv) give or permit any mortgages, liens, security interest or other encumbrance. Additionally, the Credit Agreement requires the Company to prepay the amount borrowed in the event a public equity offering or a debt offering is completed prior to the maturity date of the loan. Robert Buchan, Executive Chairman and Director of the Company, has disclosed to the Board of Directors of the Company that he is a participant in the Loan Facility.

The Credit Agreement contains customary events of default for a loan facility of this size and type that including, among others: (i) non-payment defaults, (ii) covenant defaults, (iii) cross-defaults to certain other material indebtedness, (iv) inaccuracy of representations and warranties, (v) bankruptcy and insolvency defaults, (vi) material judgments defaults, and (vii) change of control defaults. The occurrence of an event of default could result in an acceleration of the obligations under the Credit Agreement. The loans under the Loan Facility are subject to mandatory prepayment under certain circumstances, including in connection with the Company’s receipt of proceeds from certain sales of assets or certain equity or debt financings. The Loan Facility may be prepaid in whole at any time before maturity without penalty so long as payment is made on the last business day of the month and the Company provides two months notice prior to prepayment.

Procedures for Approval of Transactions with Related Persons

In March 2007, we adopted a written policy relating to the approval of transactions with related persons. Before then, we did not have a written policy, and any such transactions were approved by our Board of Directors in accordance with applicable law.

Our written policy for the review of transactions with related persons requires review, approval or ratification of all transactions in which Allied Nevada is a participant and in which an Allied Nevada director, executive officer, a significant shareholder or an immediate family member of any of the foregoing persons has a direct or indirect material interest, subject to certain categories of transactions that are deemed to be pre-approved under the policy. As set forth in the policy, the pre-approved transactions include employment of executive officers, director compensation (in general, where such transactions are required to be reported in our proxy statement pursuant to SEC compensation disclosure requirements), as well as transactions in the ordinary course of business where the aggregate amount involved is expected to be less than $5,000. All related party transactions will have to be reported for review by the Corporate Governance Committee of the Board of Directors. Transactions deemed to be pre-approved will not have to be reported to the Committee, except that transactions in the ordinary course of business must be submitted to the Committee for review at its next following meeting.

Following its review, the Committee will determine whether these transactions are in, or not inconsistent with, the best interests of Allied Nevada and our shareholders, taking into consideration whether they are on terms no less favorable to Allied Nevada than those available with other parties and the related person’s interest in the transaction. If a related party transaction is to be ongoing, the Corporate Governance Committee may establish guidelines for our management to follow in its ongoing dealings with the related person.

On April 8, 2008, Allied Nevada completed a public offering of its common stock, which, taken together with the exercise by the underwriters on April 18th, 2008, of their over-allotment option, resulted in the Company issuing an aggregate of 14,375,000 common shares for total gross proceeds of CDN$75,468,750 million. Related parties of Allied Nevada subscribed for an aggregate of CDN$3,018,750 of the offering, as follows: Scott A. Caldwell, President, Chief Executive Officer and Director – CDN$262,500; Hal D. Kirby, Vice President and Chief Financial Officer – CDN$131,250 and the Buchan Family Foundation – CDN$2,625,000. Robert Buchan, Allied Nevada’s Chairman of the Board, is an officer and director of the Buchan Family Foundation.

Independence of Directors

Allied Nevada’s Common Stock is listed on the NYSE Amex and the TSX. Under NYSE Amex rules, the Board of Directors is required to affirmatively determine that each “independent” director has no material relationship with our company that would interfere with the exercise of independent judgment. Our Board has determined that the following directors are “independent” as required by NYSE Amex listing standards: Mr. Eppler, Mr. Palmer, Mr. Ivany, Mr. Mingay, Mr. Wardell and Mr. Sinclair. Additionally, all members of our Audit Committee are “independent” as defined in Rule 10A-3(b)(1) under the Exchange Act and for the purposes of Canadian National Instrument 58-101.

Item 14.	Principal Accountant Fees and Services.

Independent Auditors Fees

Aggregate fees billed by Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”) for professional services rendered to us for the fiscal year ended December 31, 2008 and 2007 were $218,680 and $71,112, respectively. A breakdown of the fees paid by Allied Nevada is provided in the following table:

	Year ended December 31,
	2008	2007
Audit Fees (1)	$293,439	$67,352
Audit-Related Fees (2)	27,276	37,006
Tax Fees (3)	—	—
All Other Fees (3)	—	—

Total Fees	$320,715	$104,358

(1)	“Audit Fees” include fees billed by EKS&H for the integrated audit of our annual financial statements for the fiscal year and reviewing quarterly reports on Form 10-Q.
(2)	“Audit-Related” fees include fees for services such as accounting consultations and review of other SEC filings.
(3)	EKS&H did not provide any services in this category to Allied Nevada during the fiscal years ended December 31, 2008 and 2007.

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance of all particular engagements for services provided by the Company’s external accountants. For 2008 and 2007, all of the services related to amounts billed by the Company’s external accountants were pre-approved by the Audit Committee. The Audit Committee has established procedures for engagement of EKS&H to perform services other than audit, review, and attest services. In order to safeguard the independence of EKS&H, prior to each engagement to perform such non-audit service, (a) management and EKS&H affirm to the Audit Committee that the proposed non-audit service is not prohibited by applicable rules, rules or regulations; (b) management describes the reasons for hiring EKS&H to perform the services; and (c) EKS&H affirms to the Audit Committee that it is qualified to perform the services. All services provided by EKS&H were permissible under applicable laws, rules, and regulations and were pre-approved by the Audit Committee in accordance with its procedures.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b) Index to Exhibits

Exhibit Number	Description of Document
2(1)	Plan of Arrangement (included as part of Exhibit 10.1 hereto)

3.1(1)	Certificate of Incorporation of the Registrant, dated September 14, 2006

3.2(1)	By-laws of the Registrant

4.1(2)	Form of Common Share Purchase Warrant, dated July 16, 2007, issued by Allied Nevada Gold Corp. to each Holder (as defined therein)

4.2(2)	Form of Finder’s Warrant to Purchase Units, dated July 16, 2007, issued by Allied Nevada Gold Corp. to Quest Securities Corporation

Exhibit Number	Description of Document
10.1(1)	Arrangement and Merger Agreement dated as of September 22, 2006, between Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio

10.2(3)	Non-Competition Agreement dated February 15, 2007, between Allied Nevada Gold Corp. and Carl Pescio

10.3(3)	Professional Service Agreement dated February 15, 2007, between Allied Nevada Gold Corp. and Carl Pescio

10.4(3)	Allied Nevada Gold Corp. Special Stock Option Plan

10.5(10)	Allied Nevada Gold Corp. 2007 Stock Option Plan, as amended

10.6(10)	Allied Nevada Gold Corp. Restricted Share Plan

10.7(4)	Form of Restricted Share Right Grant Letter under the Allied Nevada Gold Corp. Restricted Share Plan

10.8(3)	Form of Indemnification Agreements entered into between Allied Nevada Gold Corp. and the directors and officers parties thereto

10.9(3)	Form of Indemnification Agreements entered into between Allied Nevada Gold Corp. and the directors and officers parties thereto

10.10(6)	Amendment to Arrangement and Merger Agreement by and among Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio, dated May 8, 2007

10.11(7)	Investor Relations Services Agreement by and between Allied Nevada Gold Corp. and Sierra Partners II LLC, dated July 2, 2007

10.12(5)	Professional Service Agreement dated January 26, 2007, between Allied Nevada Gold Corp. and Hal Kirby

10.13(2)	Form of Subscription Agreement for Units, dated July 16, 2007, as amended, by and between Allied Nevada Gold Corp. and each Subscriber (as defined therein)

10.14(2)	Finder’s Fee Agreement, dated as of July 16, 2007, by and between Allied Nevada Gold Corp. and Global Resource Investments Ltd.

10.15(2)	Indemnity Agreement, dated as of July 16, 2007, by and between Allied Nevada Gold Corp. and Global Resource Investments Ltd.

10.16(12)	Equipment Purchase Agreement and Bill of Sale, dated March 19, 2008 among Hycroft Resources & Development, Inc., Komatsu Financial Limited Partnership, Lisbon Valley Mining Co., LLC and Constellation Copper Corporation

10.17(13)	Credit Agreement, dated March 20, 2008 between Ionic Capital Corp., Hycroft Resources & Development, Inc., Allied Nevada Gold Corp., Hycroft Lewis Mine, Inc., Victory Exploration Inc., Victory Gold Inc., Allied VGH Inc., Allied Nevada Gold Holdings LLC and Allied VNC Inc.

10.18(14)	Amendment to Investor Relations Services Agreement by and between Allied Nevada Gold Corp. and Sierra Partners II LLC, dated January 29, 2008

10.19(4)	Restricted Share Right Grant Letter for Robert M. Buchan dated as of July 3, 2007

Exhibit Number	Description of Document
10.20(8)	Employment Agreement, dated as of January 11, 2008, by and between Allied Nevada Gold Corp. and Scott A. Caldwell

10.21(8)	Employment Agreement, dated as of January 11, 2008, by and between Allied Nevada Gold Corp. and Hal Kirby

10.22(8)	Employment Agreement, dated as of January 11, 2008, by and between Allied Nevada Gold Corp. and Mike Doyle

10.23(8)	Employment Agreement, dated as of January 11, 2008, by and between Allied Nevada Gold Corp. and Rick H. Russell

10.24(11)	Addendum No. 1 to Employment Agreement dated December 28, 2008 between Allied Nevada Gold Corp. and Scott A. Caldwell

10.25(11)	Addendum No. 1 to Employment Agreement dated December 28, 2008 between Allied Nevada Gold Corp. and Hal D. Kirby

10.26(11)	Addendum No. 1 to Employment Agreement dated December 28, 2008 between Allied Nevada Gold Corp. and Mike Doyle

21*	Subsidiaries of the Registrant

23.1*	Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm

23.2*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

23.3*	Consent of Scott E. Wilson Consulting, Inc.

24*	Power of Attorney

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.
**	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10, filed January 12, 2007.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 20, 2007.
(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, filed February 20, 2007.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 27, 2007.
(5)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form 10, filed April 23, 2007.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 16, 2007.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 3, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 15, 2008.
(10)	Incorporated by reference to the Registrant’s Proxy Statement filed on April 29, 2008.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 31, 2008.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 25, 2008.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 26, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED NEVADA GOLD CORP.
Registrant

Date: April 13, 2009	By:	/s/ SCOTT A. CALDWELL
Scott A. Caldwell
President and Chief Executive Officer