Form 10-Q
period 2009-03-31
Allied Nevada Gold Corp.
filed 2009-05-11
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

57,741,556 shares of Common Stock, $0.001 par value, outstanding at May 5, 2009

ALLIED NEVADA GOLD CORP.

FORM 10-Q

For the Quarter Ended March 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share amounts)

	(Unaudited) March 31, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$10,589	$16,511
Inventories - Note 3	11,301	4,995
Prepaids and other - Note 14	1,130	1,238

Current assets	23,020	22,744

Restricted cash - Note 4	12,647	12,637
Plant and equipment, net - Note 5	28,455	29,294
Mine development costs - Note 6	8,584	8,827
Reclamation premium and asset retirement cost asset	2,113	2,174
Mineral properties - Note 7	36,487	36,583

Total assets	$111,306	$112,259

Liabilities:
Accounts payable	$5,891	$7,944
Amounts due to related parties - Note 15	134	191
Accrued liabilities and other - Note 14	1,245	1,057
Capital lease obligations, current portion - Note 8	606	602
Asset retirement obligation, current portion - Note 9	98	98
Liability for equity-linked financial instruments - Note 11	5,800	—

Current liabilities	13,774	9,892

Deferred royalty income	715	634
Term loan - Note 10	6,348	—
Capital lease obligations, noncurrent portion - Note 8	2,226	2,392
Asset retirement obligation, noncurrent portion - Note 9	5,832	5,735

Total liabilities	28,895	18,653

Commitments and Contingencies - Note 19

Shareholders’ Equity:
Common stock - Note 12 ($0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: 57,453,191 at March 31, 2009 and 57,433,144 at December 31, 2008)	57	57
Additional paid-in-capital	193,202	195,381
Accumulated deficit	(110,848)	(101,832)

Total shareholders’ equity	82,411	93,606

Total liabilities and shareholders’ equity	$111,306	$112,259

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

(US dollars in thousands, except shares and per share amounts)

	Three months ended March 31,
	2009	2008
Revenue:
Gold sales	$3,149	$—
Silver sales	55	—

	3,204	—

Operating expenses:
Cost of sales	2,108	—

	1,096	—

Stripping costs	3,877	—
Depreciation and amortization	522	103
Accretion	97	100
Exploration and land holding costs	426	4,899
Corporate general and administrative	2,217	1,882

	9,247	6,984

Loss from operations	(6,043)	(6,984)

Interest income	16	175
Interest expense - Note 15	(43)	(77)
Loss due to change in value of equity-linked financial instruments - Note 11	(1,468)	—

Other (expense) income	(42)	16

Net loss	$(7,580)	$(6,870)

Weighted average number of shares outstanding	57,557,554	42,968,711

Basic and diluted loss per share	$(0.13)	$(0.16)

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(US dollars in thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:

Net loss for the period	$(7,580)	$(6,870)

Adjustments to reconcile net loss for the period to net cash used in operating activities:

Depreciation and amortization	522	103
Amortization of deferred loan costs	—	34
Accretion	97	100
Stock-based compensation	688	623
Foreign currency gain	—	(16)
Loss due to change in fair value of equity-linked financial instruments	1,468	—

Change in operating assets and liabilities:
Inventories	(5,432)	(79)
Prepaids and other	195	(159)
Accounts payable and amounts due to related parties	(2,111)	2,856
Accrued liabilities and other	188	167

Net cash used in operating activities	(11,965)	(3,241)

Cash flows from investing activities:
Purchases of plant and equipment	(156)	(14,863)
Additions to mine development costs	—	(2,147)
Restricted cash	(10)	(46)
Proceeds from AMR receipts	81	460

Net cash used in investing activities	(85)	(16,596)

Cash flows from financing activities:
Proceeds on issuance of common stock	29	35
Proceeds from term loan	6,348	9,744
Payment of loan costs	(87)	(1,741)
Repayments of principal on capital lease agreements	(162)	(3)

Net cash provided by financing activities	6,128	8,035

Net decrease in cash and cash equivalents	(5,922)	(11,802)

Cash and cash equivalents, beginning of period	16,511	20,105

Cash and cash equivalents, end of period	$10,589	$8,303

Supplemental cash flow disclosures:
Cash paid for interest	$43	$44

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(US dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2008	42,842,594	$43	$121,904	$(22,191)	$99,756
Shares issued under finder fee and warrant exercises	114,850	—	—	—	—
Shares issued under stock option plans	16,706	—	35	—	35
Stock-based compensation	—	—	623	—	623
Net loss	—	—	—	(6,870)	(6,870)

Balance, March 31, 2008	42,974,150	$43	$122,562	$(29,061)	$93,544

Balance, January 1, 2009	57,433,144	$57	$195,381	$(101,832)	$93,606
Cumulative effect related to the adoption of EITF 07-5 - Note 11	—	—	(2,896)	(1,436)	(4,332)
Shares issued under stock option plans	20,047	—	29	—	29
Stock-based compensation	—	—	688	—	688
Net loss	—	—	—	(7,580)	(7,580)

Balance, March 31, 2009	57,453,191	$57	$193,202	$(110,848)	$82,411

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

General

During the year ended December 31, 2008, the Company transitioned from an Exploration Stage Enterprise to a Production Stage Enterprise as defined in SEC Industry Guide 7. This change resulted from the commencement of production activity at the Hycroft Mine and the significant extraction of precious metals and placement on the Company’s leach pad. Additionally, during the three months ended March 31, 2009, the Company has sold 3,399 ounces of gold and 3,535 ounces of silver. The Company no longer considers itself to be a Development Stage Enterprise as defined in FASB Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (FAS 7). Accordingly, cumulative and other disclosures required by FAS 7 are no longer included in the Company’s financial statements.

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

The preparation of the Company’s Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations; environmental, reclamation and closure obligations; estimates of fair value for asset impairments; estimates of the fair value of stock options granted; estimates of recoverable gold in leach pad inventories; and the valuation allowances for deferred tax assets. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Allied Nevada for the year ended December 31, 2008.

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, the metal is delivered, the title has been transferred to the customer, and collectability is reasonably assured. Third party smelting and refining costs are recorded as a cost of sales. All sales for the three months ended March 31, 2009 were made to one customer.

Certain amounts for the three months ended March 31, 2008 have been reclassified to conform to the 2009 presentation.

2. New Accounting Pronouncements

Fair Value Measurements

The Company adopted Financial Accounting Standards Board Statement of Financial Standards No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2009. The adoption of SFAS 157 had no impact on the Company’s consolidated financial position or results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

The Company adopted Emerging Issues Task Force issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009. The effect of this guidance is described in Note 11.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

3. Inventories

The following table provides the components of inventories at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Ore on leach pads	$8,509	$2,887
In-process inventory	776	408
Precious metals inventory	251	282
Materials and supplies inventory	1,765	1,418

	$11,301	$4,995

Ore on leach pads, in-process inventory, and precious metals are carried at the lower of average cost or net realizable value. Cost includes mining and process costs including mine site overhead and depreciation and amortization relating to mining and process operations. Normal stripping costs are also included as a component of inventory. Stripping costs in excess of those considered normal are expensed as incurred. Net realizable value represents the estimated future sales price of the product based on current metals prices, less estimated costs to complete production and bring the product to sale.

Metal inventory balances consisting of ore on leach pads and both in-process and precious metals inventories resulted from the re-commencement of mining activities at the Company’s Hycroft Mine in 2008.

4. Restricted Cash

In 2003, Hycroft Resources and Development, Inc. (“Hycroft”), a wholly-owned consolidated subsidiary, entered into an insurance-backed financial assurance program including a mine reclamation policy and a pollution legal liability policy for the Hycroft Mine. As part of the policy, Hycroft paid an insurance premium and deposited funds in a commutation account used to reimburse reclamation costs and indemnity claims paid by Hycroft. The insurance policy will cover reclamation costs in the event Hycroft defaults on payment of its reclamation costs up to an aggregate of $12.0 million. The insurance premium is being amortized over 14 years and the unamortized reclamation premium cost balance at March 31, 2009 and December 31, 2008 was $1.0 million and $1.1 million, respectively.

In May 2008, Hycroft established a $6.8 million collateral account to support an additional surety bond for the benefit of the Bureau of Land Management (BLM). This additional surety bond allowed the Company to resume mining operations at the Hycroft Mine.

Changes in the Company’s restricted cash are summarized below (in thousands):

	Three months ended March 31,
	2009	2008
Balance, beginning of year	$12,637	$5,586
Interest	10	46

Balance, end of period	$12,647	$5,632

5. Plant and Equipment

The following table provides the components of plant and equipment at March 31, 2009 and December 31, 2008 (in thousands):

	Depreciable life or method	March 31, 2009	December 31, 2008
Mine equipment	3 - 10 years	$32,151	$32,036
Buildings and leasehold improvements	3 - 10 years	3,873	3,395
Leach pad	Units of Production	3,120	3,120
Furniture, fixtures, and office equipment	2 - 3 years	458	435
Vehicles	3 - 5 years	774	774
Construction in progress and other		1,923	2,382

		42,299	42,141
Less: accumulated depreciation		(13,844)	(12,847)

		$28,455	$29,294

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Allied Nevada depreciates its assets primarily using a straight-line basis over the useful lives of the assets ranging from two to ten years. The leach pad is depreciated on a units-of-production basis based upon estimated recoverable gold ounces from proven and probable reserves.

6. Mine Development Costs

Changes in the Company’s mine development costs are summarized below (in thousands):

	Three months ended March 31,
	2009	2008
Balance, beginning of year	$8,827	$—
Additions:
Mine development drilling and assaying	—	2,147
Amortization	(243)	—

Balance, end of period	$8,584	$2,147

Mine development costs are amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves.

7. Mineral Properties

Changes in the Company’s mineral properties are summarized below (in thousands):

	Three months ended March 31,
	2009	2008
Balance, beginning of year	$36,583	$76,394
Amortization - royalty rights	(96)	—

Balance, end of period	$36,487	$76,394

The recoverability of the carrying values of the Company’s mineral properties is dependent upon the successful start-up and commercial production from, or sale, or lease of, these properties and upon economic reserves being discovered or developed on the properties. The Company believes that the fair value of its mineral properties exceeds the carrying value; however, events and circumstances beyond the control of management may mean that a write-down in the carrying values of the Company’s properties may be required in the future as a result of evaluation of gold mineralized material and application of a ceiling test which is based on estimates of gold mineralized material, exploration land values, future advanced minimum royalty payments and gold prices. Royalty rights are amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves at the Hycroft Mine.

8. Capital Leases

During 2008, the Company entered into three capital leases for mine equipment. All of the leases have a 60-month term. The weighted average effective interest rate for these capital leases is six percent.

Assets under capital leases are included in plant and equipment (Note 5) and are summarized in the table below (in thousands):

	March 31, 2009	December 31, 2008
Mine equipment	$3,747	$3,747
Vehicles	54	54
Less: accumulated depreciation	(484)	(329)

Net assets under capital leases	$3,317	$3,472

The following is a summary of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 31, 2009 (in thousands):

Fiscal Year	Minimum Lease Payment
2009	$558
2010	729
2011	729
2012	729
2013	455
Less: interest	(368)

Net minimum lease payments under capital leases	2,832
Less: current portion	(606)

Long-term portion of net minimum lease payments	$2,226

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

9. Asset Retirement Obligation

Changes to the Company’s asset retirement obligation are summarized below (in thousands):

	Three months ended March 31,
	2009	2008
Balance, beginning of year	$5,833	$5,300
Accretion	97	100
Balance, end of period	5,930	5,400

Less: current portion	(98)	(133)

Noncurrent balance	$5,832	$5,267

Reclamation obligations are secured by surety bonds or irrevocable standby letters of credit in amounts determined by applicable federal and state regulatory agencies. These surety bonds and irrevocable standby letters of credit are in turn secured by cash collateral. See Note 4 to the Condensed Consolidated Financial Statements.

10. Term Loan

In March 2009, the Company entered into a credit agreement (the “Credit Agreement”) with Ionic Capital Corp. (“Ionic”), to borrow CDN$8.0 million. The Credit Agreement is secured by the Company’s mining fleet. Amounts borrowed under the Loan Facility may only be used by the Company’s wholly-owned subsidiary Hycroft Resources & Development, Inc. for its general working capital purposes and must be repaid by September 2010. Amounts borrowed under the Credit Agreement may be prepaid in full without penalty. The Credit Agreement includes negative covenants which limit or restrict the Company’s ability to incur additional debt, grant additional liens, pay dividends, redeem or purchase the Company’s own shares, guarantee obligations, or sell assets. The Company is in compliance with all of the above covenants as of March 31, 2009.

Interest rates on borrowings are fifteen percent per annum compounded monthly. Additionally, the Company incurred loan costs totaling $0.1 million, which will be amortized over the term of the Credit Agreement.

At March 31, 2009, borrowings on the Credit Agreement totaled $6,348,000 (CDN$ 8.0 million). Borrowings under the Credit Agreement are translated into U.S. dollars at the closing exchange rate as of the relevant balance sheet date. Adjustments resulting from the translation of borrowings under the Credit Agreement are recorded in the income statement as foreign currency gains or losses.

11. Equity-Linked Financial Instruments

The Company adopted Emerging Issues Task Force No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009. EITF 07-5 provides that equity-linked financial instruments denominated in a currency other than the issuers’ functional currency are not considered indexed to an entity’s own stock and must be accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company has issued 3,671,000 warrants, which were outstanding on March 31, 2009, to purchase the Company’s common stock for an exercise price of CDN$5.75 per share that are subject to the guidance in EITF 07-5. This guidance requires recognition of the cumulative effect of a change in accounting principle to the opening balance of our accumulated deficit, additional paid in capital, and liability for equity-linked financial instruments as indicated in the table below (in thousands):

	Balance January 1, 2009		Cumulative effect of change in accounting principle
	As reported	As computed under EITF 07-05
Liability for equity linked financial instruments	$—	$4,332	$4,332
Additional paid-in-capital	195,381	192,485	(2,896)
Accumulated deficit	(101,832)	(103,268)	(1,436)

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

A binomial pricing model was used to calculate the value of warrants classified as equity-linked financial instruments on January 1, 2009 and March 31, 2009. Based upon the above calculation, the value of the liability for equity-linked financial instruments as of March 31, 2009 was approximately $5.8 million. The change in value of the equity-linked financial instruments was approximately $1.468 million and is stated separately on the Condensed Consolidated Statements of Loss.

12. Shareholders’ Equity

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

The table below is a summary of the 2007 Stock Option Plan at March 31, 2009 and activity during the following periods:

	Three months ended March 31,
	2009			2008
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	3,928,600	$4.76		2,815,000	$4.34
Granted	—			110,000	5.66
Canceled/expired	(321,100)	4.63		—
Exercised	—			—

Outstanding on March 31,	3,607,500	4.77	6.8	2,925,000	4.39	9.1

Exercisable on March 31,	1,196,487	$4.78	6.9	45,000	$4.35	9.3

During the three months ended March 31, 2009, a total of 36,665 options vested. During the three months ended March 31, 2009 and 2008, the Company recognized stock-based compensation expense of $0.6 million and $0.5 million, respectively, for options granted pursuant to the 2007 Stock Option Plan. At March 31, 2009 and 2008, there was approximately $4.0 million and $5.2 million, respectively, of unrecognized stock-based compensation cost relating to outstanding unvested options.

The outstanding options at March 31, 2009, under the 2007 Stock Option Plan, are five or ten year non-qualified options that vest in equal one-third installments over two to three years, until fully vested on either the second or third anniversary of the grant date.

No options were granted in the three months ended March 31, 2009. A binomial option pricing model was used to determine the value of the options granted during the three months ended March 31, 2008, pursuant to the terms of the 2007 Stock Option Plan. The options were valued based upon an assumption that suboptimal exercise of the options is expected to occur when the market price reaches twice the exercise price and on the following valuation assumptions for the period indicated:

Three months ended March 31, 2008
Contractual term	5 years
Dividend yield	0.00%
Risk-free interest rate	2.61%-3.28%
Volatility	50.00%
Estimated annual forfeiture rate	3.00%

ALLIED NEVADA GOLD CORP.

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

The table below is a summary of changes in the Special Stock Option Plan for the periods indicated:

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Number of Special Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Special Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	290,728	$3.23		427,670	$2.98
Granted	—			—
Canceled/expired	(13,364)	2.38		—
Exercised	(20,047)	2.58		(16,706)	2.09

Outstanding end of period	257,317	3.33	1.6	410,964	3.06	2.2

Exercisable end of period	257,317	$3.33	1.6	397,600	$2.99	2.1

Description of Restricted Share Plan

The Restricted Share Plan (the “RSU Plan”) was adopted by the Board of Directors in July 2007. 1,200,000 shares of the Company’s common stock are reserved for issuance under the RSU Plan. A RSU is granted subject to a restricted period (“Restricted Period”) as determined by the Compensation Committee upon grant. An RSU is exercised automatically and a share of Allied Nevada common stock is issued for no additional consideration on the later of the end of a Restricted Period and in the case of Canadian residents, a date determined by the eligible participant that is after the Restricted Period and before a participant’s retirement date or termination date (a “Deferred Payment Date”). Participants who reside in Canada seeking to set a Deferred Payment Date must give the Company at least 60 days notice prior to the expiration of the Restricted Period in order to effect such change.

There were 336,000 and 300,000 RSUs outstanding on March 31, 2009 and 2008, respectively. 112,000 and 100,000 RSUs were vested on March 31, 2009 and 2008, respectively.

Restricted share units vest annually on the anniversary of the grant date at a rate of one third of the total granted units. The restricted share units are expensed over the requisite service periods. The total stock-based compensation expense recognized under the RSU Plan during each of the three month periods ended March 31, 2009 and 2008 was $0.1 million. At March 31, 2009 and 2008, there was approximately $0.6 million and $1.3 million, respectively, of unrecognized stock-based compensation cost relating to outstanding restricted share units.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Warrants

On both March 31, 2009 and 2008, there were 3,785,850 warrants to purchase the Company’s common stock for an exercise price of CDN$5.75 per share. No warrants were exercised during the three month period ended March 31, 2009 or 2008. 3,671,000 of the warrants are subject to the guidance contained in EITF 07-5 as described in Note 11.

All outstanding warrants originally had a term of two years and will expire on July 16, 2009. If the closing price of Allied Nevada’s common stock exceeds CDN$11.50 for 20 consecutive trading days at any time on the Toronto Stock Exchange, the Company may, by written notice to the warrant holders, elect to accelerate the expiration of the warrants to the date which is 30 days from delivery of such notice, following which the warrants will be cancelled.

Preferred Stock

The authorized share capital of Allied Nevada includes 10 million shares of undesignated preferred stock with a par value of $0.001 per share. As of March 31, 2009 there were no shares of preferred stock issued or outstanding.

13. Income Taxes

For the three months ended March 31, 2009 and 2008, the Company’s effective tax rate was 0%. No income tax benefit has been recorded as the Company has set up a valuation allowance for the full amount of the future income tax asset created by the net losses incurred that may be carried forward. This valuation allowance is the primary difference between the benefit that would be recorded at the effective U.S. statutory rate and the amount included in these financial statements.

14. Supplemental Balance Sheet Disclosure

The following table summarizes balance sheet items that are not disclosed elsewhere and represent greater than 5% of total current assets or total current liabilities (in thousands):

	March 31, 2009	December 31, 2008
Prepaids and other
Prepaid mineral claim fees	$539	$852
Other prepaids and deposits	591	386

Total prepaids and other current assets	$1,130	$1,238

Accrued liabilities and other
Accrued compensation	$1,211	$1,003
Other	34	54

Total accrued liabilities and other	$1,245	$1,057

15. Related Party Transactions

Sierra Partners Consulting Agreement

On January 28, 2008, Allied Nevada amended its Investor Relations Services Agreement with Sierra Partners II LLC (“Sierra”) to assist the Company with its investor relations program and to provide consulting and advisory services regarding the North American investor market. Under terms of the amended agreement, Sierra received a monthly retainer of $5,000 and reimbursement of reasonable out of pocket fees and expenses. The amended agreement expired on December 31, 2008 and was renewed in January 2009 on a month-to-month basis. W. Durand Eppler, an Allied Nevada director, currently serves as President of, and is a partner of, Sierra and, as a result, benefited from this transaction to the extent of his interest in Sierra. Allied Nevada has paid Sierra approximately $17,000 and $10,000, respectively, for investor relations and advisory services rendered for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, Accounts payable included $10,000 due to Sierra.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Provision of Legal Services

Cameron Mingay, an Allied Nevada director who was appointed in March 2007, is a partner at Cassels Brock & Blackwell LLP (Cassels Brock) of Toronto, Ontario, Canada, which since June 2007 has served as outside counsel to Allied Nevada in connection with Canadian corporate and securities law matters. Allied Nevada has paid Cassels Brock approximately $77,000 and $19,000, respectively, for legal services rendered for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, Accounts payable included approximately $19,000 due to Cassels Brock.

Credit Agreement

As described in Note 10, in March 2009, the Company entered into the Credit Agreement with Ionic Capital Corp. (“Ionic”), to borrow CDN$8.0 million. Robert Buchan, Chairman of Allied Nevada’s Board of Directors, as disclosed to the Board of Directors, has participated as an investor in the Credit Agreement. Allied Nevada paid loan costs of approximately $87,000 to Ionic for structuring fees and reimbursement of legal fees relating to the Credit Agreement. At March 31, 2009, there was $6,348,000 of principal due to Ionic.

The Company previously entered into a credit agreement on March 17, 2008 with Ionic, which allowed a subsidiary to borrow up to CDN$27.0 million. Allied Nevada paid $42,000 to Ionic for interest on the March 2008 credit agreement and approximately $1.7 million for a standby and structuring fee, a drawdown fee, and other loan related costs for the three months ended March 31, 2008.

16. Loss Per Share

Weighted average number of shares outstanding includes 112,000 shares issuable for vested RSUs.

There were 3,785,850 and 3,785,850 warrants outstanding, 3,607,500 and 2,925,000 options granted under the Allied Nevada Stock Option Plan outstanding, 257,317 and 410,964 options granted under the Allied Nevada Special Stock Option plan outstanding, and 224,000 and 336,000 restricted share units outstanding on March 31, 2009 and 2008, respectively, that were not included in diluted loss per share because inclusion would have been anti-dilutive.

17. Segment Information

Allied Nevada is engaged in the evaluation, acquisition, exploration, advancement, and operation of gold exploration and development projects in Nevada. The Company identifies its reportable segments as those consolidated mining operations or functional groups that represent more than 10% of the combined revenue, profit or loss or total assets of all reported operating segments. Consolidated mining operations or functional groups not meeting this threshold are aggregated at the corporate level for segment reporting purposes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. Segment information as of and for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

As of and for the three months ended March 31,	Hycroft Mine	Exploration	Corporate and Other	Total
2009
Sales	$3,204	$—	$—	$3,204
Loss from operations	(3,421)	(267)	(2,355)	(6,043)
Interest income	—	—	16	16
Interest expense	—	—	(43)	(43)
Other expense, net	—	—	(1,510)	(1,510)

Net Loss	(3,421)	(267)	(3,892)	(7,580)
Total assets	68,318	33,670	9,318	111,306
Capital expenditures	156	—	—	156
2008
Loss from operations	$(4,565)	$(5)	$(2,414)	$(6,984)
Interest income	—	—	175	175
Interest expense	—	—	(77)	(77)
Other income, net	—	—	16	16

Net Loss	(4,565)	(5)	(2,300)	(6,870)
Total assets	35,613	6,794	70,743	113,150
Capital expenditures	16,982	—	24	17,006

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

18. Commitments and Contingencies

The Company is from time to time involved in various legal proceedings related to its business. Management does not believe that adverse decisions are likely in any pending or threatened proceeding, or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

19. Subsequent Events

Warrant Exercises

As of May 8, 2009, five warrant holders have exercised 283,500 warrants issued in connection with the July 2007 Private Placement at an exercise price of CDN$5.75 per share. The Company has received proceeds of $1.4 million based upon the US/Canadian dollar exchange rate on the exercised dates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated operating results and financial condition of Allied Nevada Gold Corp. (“Allied Nevada”) for the three month period ended March 31, 2009 have been prepared based on information available to us as of May 7, 2009. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of the Company for the year ended December 31, 2008 and the related notes thereto filed with the Company’s annual report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Operations

As of December 31, 2009, the Hycroft mine had reached the production phase and the first gold pour occurred on December 7, 2008. Hycroft completed its second full quarter of mining operations in the first quarter of 2009. Key operating statistics are as follows:

For the three months ended March 31, 2009
Ore mined (tons)	1,706,334
Waste mined (tons)	5,438,998

Total material mined (tons)	7,145,332

Ore grade–gold (ounces per ton)	0.0184
Ore grade–silver (ounces per ton)	0.0825

Ounces sold–gold	3,399
Ounces sold–silver	3,535

Average realized price–gold	$926.34
Average realized price–silver	$12.38

Average spot price–gold	$904.03
Average spot price–silver	$12.61

There is no comparable data for the first quarter of 2008 as the mine was not yet in production.

Production increased steadily during the first quarter of 2009 and the Company believes the mine will achieve “steady-state” production rates of 7,500 ounces per month by mid-2009. Approximately 1.7 million tons of ore and 5.4 million tons of waste were mined during the first quarter of 2009 at an average grade of 0.0184 ounces per ton. Ore placed on the pad was 31,000 ounces of gold, and the mine is on track to meet full year guidance of 90,000 ounces of gold production for 2009. Project to date, as of April 30, 2009, approximately 8,500 ounces of gold have been produced.

The Company anticipates receiving an air quality permit authorizing the completion of the refinery at Hycroft. It is anticipated the refinery will be in operation by the end of June, 2009, reducing overall costs and decreasing the processing time for the production of doré.

Results of Operations

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Allied Nevada had a consolidated net loss during the three months ended March 31, 2009 of $7.6 million compared to a consolidated net loss of $6.9 million during the same period of 2008. The increase in consolidated net loss of $0.7 million is largely due to $2.1 million of costs attributable to sales, $3.9 million of stripping costs, a loss of $1.5 million attributable to the change in fair value of equity-linked financial instruments (described in Note 11 to the Condensed Consolidated Financial Statements), and an increase in depreciation and amortization of $0.4 million, which was offset by a $4.5 million decrease in exploration and land holding costs, and $3.2 million of revenue from the sale of gold and silver.

Revenue

During the three months ended March 31, 2009, the Company sold 3,399 ounces of gold at an average price of $926 per ounce for $3.1 million and 3,535 ounces of silver for approximately $0.055 million. There were no comparable sales of precious metals in the same period of 2008.

Costs applicable to sales

Costs applicable to sales consist of mining and process costs, together with stripping costs that are variable costs of production. For the three months ended March 31, 2009, costs applicable to sales were $2.1 million for approximately 3,400 ounces of gold sold at an average cost of $620 per ounce of gold. There were no comparable costs applicable to sales in the same period of 2008.

Stripping costs

Stripping costs represent those costs incurred in excess of those considered to be variable production costs and included in leach pad, work-in-process, and precious metals inventory. For the three months ended March 31, 2009, stripping costs totaled $3.9 million. There were no comparable stripping costs in the same period of 2008.

Exploration and land holding costs

Exploration and land holding costs decreased to $0.4 million during the three months ended March 31, 2009, as compared with $4.9 million during the first quarter of 2008. The decrease of $4.5 million is primarily due to the following:

•

During the three months ended March 31, 2008, we expensed $3.6 million of drilling and exploration costs at Hycroft in connection with the first phase of the 2008 exploration drilling program. There were no comparable drilling and exploration costs for the same period of 2009. A third phase oxide reserve and resource drilling program and a deep sulphide gold and silver resource development drilling program is anticipated to commence in the latter part of 2009.

•

During the three months ended March 31, 2008, we incurred $0.7 million of care and maintenance expense. As the Hycroft Mine was reactivated in the third quarter of 2008, there were no comparable costs for the three months ended March 31, 2009.

Corporate general and administrative costs

Corporate general and administrative costs increased to $2.2 million in the first quarter of 2009, compared to $1.9 million for the same period in 2008. The increase of $0.2 million is primarily attributable to higher compensation, benefits and employee related costs compared with the same period of 2008, together with the costs associated with an increase in staffing levels compared with the same period of 2008.

Depreciation and amortization

During the three months ended March 31, 2009, depreciation and amortization expense was $0.5 million compared to $0.1 million in the same period of 2008, substantially all of the $0.4 million increase was attributable to the depreciation of the mining fleet acquired during 2008 and amortization of royalty rights, mine development costs, and the Asset Retirement Cost (ARC) asset, based upon commencement of production at Hycroft.

Asset retirement obligation and closure costs

Allied Nevada recorded accretion expenses of $0.1 million during the first quarter of 2009 which was essentially the same as the first quarter of 2008. The accretion expense in the three months ended March 31, 2009 was based upon a risk-free credit adjusted rate of 6.6%.

Other income and expense

Interest income

Allied Nevada earned a nominal amount in interest income from both our liquid savings and restricted cash accounts during the first quarter of 2009 compared to $0.2 million during the same period in 2008. The decrease in interest on our liquid savings account is largely attributable to substantially lower interest rates and lower average cash balances during 2009 compared to 2008. Although the average balance of our restricted cash increased from $5.6 million to $12.6 million, interest earned on these accounts also decreased due to substantially lower rates in 2009 compared to 2008.

Interest expense

Allied Nevada incurred a nominal amount of interest expense during the first quarter of 2009 compared to $0.1 million during the same period in 2008. The Company’s interest expense during the first quarter of 2008 was largely attributable to the March 2008 credit agreement with Ionic, which we repaid in May 2008.

Loss due to change in value of equity-linked financial instruments

For the three month period ended March 31, 2009 the Company recognized a $1.5 million loss due to a change in fair value of warrants, which are considered to be equity-linked financial instruments, as described in Note 11 and subject to the guidance of EITF 07-5. There was no comparable gain or loss in the same period of 2008.

Other income (expense)

Other expense, net was $0.04 million for the three month period ended March 31, 2009 compared to other income of $0.02 million for the three month period ended March 31, 2008.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Cash used in operations was $12.0 million for the three months ended March 31, 2009, compared to $3.2 million in the same period of 2008. The increase of $8.8 million was primarily attributable to the following:

•

In the three months ended March 31, 2009, cash used to acquire supplies inventory and to produce precious metals inventory increased $0.3 million and $5.1 million, respectively, compared to a $0.1 million increase in cash to acquire supplies inventory in the same period of 2008.

•

The change in accounts payable balances resulted in a $2.9 million source of cash in the 2008 period compared to a $2.1 million use of cash in the 2009 period explaining $5.0 million of the increase in cash used in operations.

•

The above increases in cash used in operations were partially offset by a $1.5 million non-cash loss attributable to the change in fair value of equity-linked financial instruments, an increase in non-cash depreciation and amortization of $0.4 million, and a change in prepaids from a use of cash in the 2008 period of $0.2 million to a source of cash of $0.2 million in the 2009 period.

Cash used in investing activities

Net cash flows used in investing activities in the three months ended March 31, 2009 decreased to $0.1 million from $16.6 million in the first quarter of 2008. The decrease of $16.5 million is largely due to the following:

•

In the three months ended March 31, 2008, we acquired $14.9 million of equipment consisting primarily of the purchase of a used mining fleet compared to equipment purchases totaling $0.2 million in the first quarter of 2009.

•

In the three months ended March 31, 2008, we incurred $2.1 million in capitalized mine development costs consisting primarily of ore development drilling and related assaying costs. There were no comparable mine development costs incurred in the first quarter of 2009.

Cash provided by financing activities

The net cash provided by financing activities was $6.1 million in the three months ended March 31, 2009 compared to $8.0 million during the first quarter of 2008. The decrease of $1.9 million in cash provided by financing activities is largely due to separate credit agreements entered into with Ionic Capital Corp. during both periods. During the three months ended March 31, 2009, the Company borrowed $6.3 million from the 2009 Credit Agreement and paid $0.1 million of deferred loan costs compared to borrowing of $9.7 million from the 2008 Credit Agreement and payment of $1.7 million in deferred loan costs in the same period of 2008.

Liquidity and capital resources

Based upon our current operational assumptions and mine plans, we believe our cash on hand, anticipated operating cash flow from the Hycroft Mine, proceeds from the potential sale of mineral interests and advanced minimum royalty payments, proceeds from the exercise of warrants issued in our July 2007 private placement and the exercise of stock options, if any, will be adequate to meet our liquidity needs and fund the planned capital expenditures for the next year. Although we expect to fund our planned capital expenditures through cash on hand, cash flow from operations, and any cash proceeds from the exercise of warrants and stock options, we may need to raise capital through future debt or equity offerings. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold prices, our operational performance, and energy costs. In light of the limited global availability of credit, we may determine that it may be necessary or preferable to issue additional equity or other securities. Additional financing may not be available when needed, or if available, the terms of such financing may not be favorable to us and, if raised by offering equity securities, may involve substantial dilution to existing shareholders.

At March 31, 2009, our total assets were $111.3 million compared to $112.3 million at December 31, 2008. At March 31, 2009, working capital was $9.2 million compared to working capital of $12.9 million at December 31, 2008. The decrease in working capital during the first quarter of 2009 was primarily due to the adoption of EITF 07-5 and the related $5.8 million liability for equity-linked financial instruments (see Note 11) and a reduction in cash of $5.9 million described above, which were offset by an increase in inventory of $6.3 million and a reduction in accounts payable of $2.0 million.

At March 31, 2009, we had cash and cash equivalents totaling $10.6 million. All cash equivalents were invested in high quality short-term money market instruments, including government securities, bankers’ acceptances, bank notes, certificates of deposit, commercial paper and repurchase agreements of domestic and foreign issuers. At March 31, 2009, we had no funds invested in asset backed commercial paper.

Off-balance sheet arrangements

Allied Nevada has no off-balance sheet arrangements.

Outlook

The Hycroft Mine is well into the commissioning phase and, based on current mine production plans, is expected to reach its nominal production rate of approximately 7,500 ounces of gold per month by mid-2009 for total gold production of 90,000 ounces in 2009, as planned. Cost per ounce sold of between $460 - $480 remains unchanged for 2009, though this estimate was based on higher fuel prices than current market prices, and does not take into account by-product credit for silver sales and does not fully reflect the potential impact of work in process inventory adjustments for the heap leach inventory.

Exploration activities are expected to resume in the second half of 2009, focusing primarily on expanding and improving the confidence level of oxide resources and developing the deep sulfide gold and silver resource. Exploration spending is expected to be approximately $4.0 million for 2009.

Management continues to review the viability of various opportunities which have the potential to increase production, decrease costs and generally add value at Hycroft. These opportunities include:

1)	Increase mining rate: add more mining equipment to allow for mining of an additional 3.6 million tons of run of mine ore and 4.6 million tons of waste per year, resulting in a potential 30% increase to annual production

2)	Improve gold and silver grade: improve the operating efficiencies of the Merrill Crowe and Carbon in Leach plants by ‘stacking’ the pregnant solution thereby increasing the grade of gold and silver

3)	Addition of crush/convey system: metallurgical testing is underway to assess the improvement crushing and placing ore on the leach pads adds to the recovery of gold and silver as compared with run of mine ore

4)	Sulfide resource: management believes a substantial amount of mineralization is contained in the sulfide layer directly below the oxide resource. We are testing various cost effective extraction techniques commonly used in the industry to further improve the recovery of gold and silver from sulfide mineralization to economically justify the mining of the sulfide resource.

Upon achieving planned production rates and positive cash flow for 2009, management intends to increase its efforts on growth and optimization strategies for Hycroft and accretive development opportunities for the Company.

Critical Accounting Policies and Estimates

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and follow the same accounting policies and methods of their application as the most recent annual financial statements. See Management’s Discussion and Analysis and the financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of our critical accounting policies and estimates.

Recent Accounting Pronouncements

Fair Value Measurements

The Company adopted Financial Accounting Standards Board issued Statement of Financial Standards No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2009. The adoption of SFAS 157 had no impact on the Company’s consolidated financial position or results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

The Company adopted Emerging Issues Task Force issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009. The effect of this guidance is described in Note 11.

Note Regarding Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included herein and in press releases and public statements by our officers or representatives, that address activities, events or developments that management of Allied Nevada expects or anticipates will or may occur in the future, are forward-looking statements, including but not limited to such things as future business strategy, plans and goals, competitive strengths, expansion and growth of our business, scheduling and production estimates, as well as estimated capital and other costs, technical risks associated with Hycroft operations, the availability of outside contractors, results of exploration drilling programs at Hycroft, current estimates of gold oxide mineralized material, potential for upgrading and expanding oxide gold mineralized material and extension of life of the oxide project, results of evaluation of underlying sulfide mineralization at Hycroft, future gold prices, availability and timing of capital, anticipated cash flows, estimated completion dates, estimated exploration expenditures, operations, proven or probable reserves, mineralized material, current working capital, and cash operating costs.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “target”, “budget”, “may”, “schedule” and similar words or expressions identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among others:

•	Business-related risks including:

•	Risks related to our limited operating history;

•	Risks relating to operation of the Hycroft Mine including:

•	uncertainties relating to obtaining or retaining approvals and permits from governmental regulatory authorities;

•	risks of shortages of equipment or supplies; and

•	risks of inability to achieve anticipated production volume or manage cost increases;

•	Risks related to the heap leaching process, including but not limited to gold recovery rates, gold extraction rates, and the grades of ore placed on our leach pads.

•	Risks relating to fluctuations in the price of gold;

•	The inherently hazardous nature of mining activities;

•	Uncertainties concerning estimates of reserves and mineralized material;

•	Uncertainty of being able to raise additional capital on favorable terms or at all;

•	Risks relating to intense competition within the mining industry;

•	Our dependence on outside sources to place mineral properties into production;

•	Potential effects on our operations of U.S. federal and state governmental regulation, including environmental regulation and permitting requirements;

•	Risks of significant cost increases;

•	Uncertainties concerning availability of additional equipment and supplies;

•	Risks that we may lose key personnel or fail to attract and retain personnel;

•	Risks that we may experience difficulty in managing our growth;

•	Potential challenges to title in our mineral properties;

•	Risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval; and

•	Risks that our acquisition, exploration and evaluation activities will not be commercially successful;

•	Risks relating to our dependence on third parties that are responsible for exploration and development on some of our properties;

•	Risks related to our common stock, including:

•	Potential volatility in the trading price and volume of our common stock;

•	Risks inherent in accurately valuing our common stock; and

•	Potential adverse effect of exercise of warrants or options and future sales of our common stock on the trading price of our common stock.

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

We are exposed to risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar. As described in Note 10 to the Condensed Consolidated Financial Statements, in March 2009, the Company entered into a Credit Agreement denominated in Canadian dollars. At March 31, 2009, borrowings on the Credit Agreement totaled approximately $6.3 million (CDN$ 8.0 million) and must be repaid by September 2010. Interest rates on borrowings are at a fixed rate of 15 percent per annum compounded and payable monthly. Borrowings under the Credit Agreement are translated into U.S. dollars at the closing exchange as of the relevant balance sheet date. Adjustments resulting from the translation of borrowings under the Credit Agreement are recorded in our income statement. If the Canadian dollar were to appreciate 1% against the U.S. dollar, the impact would be a decrease of approximately $0.1 million in our net income. Interest on borrowings is translated at the average exchange rates for each relevant period. Although interest expense on the Credit Agreement is subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our financial condition or results of operations.

As described above, the Company received gross proceeds of approximately CDN$6.3 million resulting from borrowings under the Ionic facility. As of March 31, 2009, the Company has cash and short-term Canadian dollar denominated investments of CDN$10.1 million ($8.0 million). The Company intends to convert these balances to U.S. dollars to meet its cash requirements. During this conversion process the Company believes its exposure to foreign exchange movements would be limited as gains and losses on Canadian dollar assets would offset losses and gains on the above Canadian dollar liability.

ITEM 4.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. The Company is not aware of any material current or pending litigation.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Allied Nevada’s annual report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

10.1	Credit Agreement, dated March 30, 2009 between Ionic Credit Corp., Allied Nevada Gold Corp. and Hycroft Resources and Development, Inc. (Incorporated by reference to the registrant’s Form 8-K filed on April 3, 2009)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED NEVADA GOLD CORP.
(Registrant)

Date: May 11, 2009	By:	/s/ Scott A. Caldwell
Scott A. Caldwell
President and Chief Executive Officer

Date: May 11, 2009	By:	/s/ Hal D. Kirby
Hal D. Kirby
Vice President and Chief Financial Officer