Form 10-Q/A
period 2009-03-31
Allied Nevada Gold Corp.
filed 2009-07-17
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

60,113,213 shares of Common Stock, $0.001 par value, outstanding at June 30, 2009

EXPLANATORY NOTE

This amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, originally filed on May 11, 2009 (the “Original Filing”), is being filed to amend our disclosure under Item 4 “Controls and Procedures” on page 20 of the Original Filing. Item 4 is hereby amended by adding the disclosure set forth in Item 4 below to the disclosure in the Original Filing.  This amendment does not restate our disclosure in Item 4 that was contained in the Original Filing.  Accordingly, this amendment should be read in conjunction with our Original Filing.

As this Form 10-Q/A is being filed to amend our disclosure only in Item 4, this filing consists solely of the preceding cover page, this explanatory note, Part I, Item 4, Controls and Procedures, and Part II, Item 6, Exhibits. Other than as described above, this Amendment No. 1 to Form 10-Q/A does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was made.

ITEM 4.	CONTROLS AND PROCEDURES

Changes in Internal Controls. There has been no change in Allied Nevada’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.

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

ALLIED NEVADA GOLD CORP.
(Registrant)

Date: July 17, 2009	By:	/s/ Scott A. Caldwell
Scott A. Caldwell
President and Chief Executive Officer (Principal Executive Officer)

Date: July 17, 2009	By:	/s/ Hal D. Kirby
Hal D. Kirby
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)