Form 10-Q
period 2009-06-30
Allied Nevada Gold Corp.
filed 2009-08-07
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

61,374,079 shares of Common Stock, $0.001 par value, outstanding at August 3, 2009

ALLIED NEVADA GOLD CORP.

FORM 10-Q

For the Quarter Ended June 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share amounts)

	(Unaudited)
	June 30, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$12,845	$16,511
Inventories - Note 3	7,118	2,109
Ore on leachpads - Note 4	19,582	2,886
Prepaids and other - Note 16	1,325	1,238

Current assets	40,870	22,744

Restricted cash - Note 5	12,659	12,637
Plant and equipment, net - Note 6	30,980	29,294
Mine development costs - Note 7	8,310	8,827
Reclamation premium and asset retirement cost asset	2,010	2,174
Mineral properties - Note 8	36,257	36,583

Total assets	$131,086	$112,259

Liabilities:
Accounts payable	$9,507	$7,944
Amounts due to related parties - Note 17	107	191
Accrued liabilities and other - Note 16	1,163	1,057
Capital lease obligations, current portion - Note 9	1,080	602
Asset retirement obligation, current portion - Note 10	98	98
Liability for equity-linked financial instruments - Note 13	3,526	—

Current liabilities	15,481	9,892

Other accrued liabilities	353	—
Deferred royalty income	715	634
Term loan - Note 11	6,882	—
Capital lease obligations, noncurrent portion - Note 9	4,367	2,392
Asset retirement obligation, noncurrent portion - Note 10	5,930	5,735

Total liabilities	33,728	18,653

Commitments and Contingencies-Note 21

Shareholders’ Equity:
Common stock - Note 14 ($0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: 60,113,213 at June 30, 2009 and 57,433,144 at December 31, 2008)	60	57
Additional paid-in-capital	213,796	195,381
Share-capital subscribed	1,220	—
Accumulated deficit	(117,718)	(101,832)

Total shareholders’ equity	97,358	93,606

Total liabilities and shareholders’ equity	$131,086	$112,259

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

(US dollars in thousands, except shares and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue:
Gold sales	$3,719	$—	$6,868	$—
Silver sales	95	—	150	—

	3,814	—	7,018	—

Operating expenses:
Cost of sales	1,640	—	3,748	—

	2,174	—	3,270	—

Stripping costs	28	—	3,905	—
Mine start-up costs	—	292	—	292
Depreciation and amortization	322	122	844	225
Accretion	98	102	195	202
Exploration and land holding costs	854	5,582	1,280	10,482
Impairment of mineral properties	—	432	—	432
Corporate general and administrative	3,151	2,877	5,368	4,759

Loss from operations	(2,279)	(9,407)	(8,322)	(16,392)

Interest income	12	373	28	548
Interest expense	(260)	(1,146)	(303)	(1,223)
Loss due to change in value of equity-linked financial instruments - Note 13	(3,726)	—	(5,194)	—
Other (expense) income	(617)	322	(659)	340

Net loss	$(6,870)	$(9,858)	$(14,450)	$(16,727)

Weighted average number of shares outstanding	58,464,045	56,037,337	58,013,299	49,503,024

Basic and diluted loss per share	$(0.12)	$(0.18)	$(0.25)	$(0.34)

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(US dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cash flows from operating activities:

Net loss for the period	$(6,870)	$(9,858)	$(14,450)	$(16,727)

Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	322	122	844	225
Amortization of deferred loan costs	14	1,133	14	1,167
Accretion	98	102	195	202
Impairment of mineral interests	—	432	—	432
Stock-based compensation	1,193	1,551	1,881	2,174
Unrealized foreign currency loss	534	329	534	313
Gain on disposal of assets	—	(196)	—	(196)
Loss due to change in fair value of equity-linked financial instruments	3,726	—	5,194	—

Change in operating assets and liabilities:
Inventories	(2,650)	(746)	(2,459)	(825)
Ore on leachpads	(10,976)	—	(16,599)	—
Prepaids and other	(209)	238	(14)	78
Accounts payable and amounts due to related parties	3,590	2,628	1,479	5,484
Accrued liabilities and other	271	(116)	459	51

Net cash used in operating activities	(10,957)	(4,381)	(22,922)	(7,622)

Cash flows from investing activities:
Additions to plant and equipment	(873)	(4,965)	(1,029)	(19,828)
Additions to mine development costs	(310)	(674)	(310)	(2,821)
Additions to mineral property	—	(5)	—	(5)
Restricted cash	(12)	(6,866)	(22)	(6,912)
Proceeds on disposal of mineral property	—	1,000	—	1,000
Proceeds from AMR receipts	—	—	81	460

Net cash used in investing activities	(1,195)	(11,510)	(1,280)	(28,106)

Cash flows from financing activities:
Proceeds on issuance of common stock	14,621	74,415	14,650	74,450
Offering costs	—	(5,166)	—	(5,166)
Proceeds from term loan	—	—	6,348	9,744
Repayment of term loan	—	(10,057)	—	(10,057)
Payment of loan costs	—	(7)	(87)	(1,748)
Repayments of principal on capital lease agreements	(213)	(36)	(375)	(39)

Net cash provided by financing activities	14,408	59,149	20,536	67,184

Net increase (decrease) in cash and cash equivalents	2,256	43,258	(3,666)	31,456

Cash and cash equivalents, beginning of period	10,589	8,303	16,511	20,105

Cash and cash equivalents, end of period	$12,845	$51,561	$12,845	$51,561

Supplemental cash flow disclosures:
Cash paid for interest	$301	$210	$344	$254
Non-cash financing and investing activities:
Shares issued in satisfaction of liability for equity-linked financial instruments	6,000	—	6,000	—
Mining equipment acquired by capital lease	2,835	2,191	2,835	2,191

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(US dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Share- Capital Subscribed	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2008	42,842,594	$43	$121,904	$—	$(22,191)	$99,756
Shares issued under warrant exercises	114,850	—	—	—	—	—
Shares issued under stock option plans	16,706	—	35	—	—	35
Shares issued in public offering	14,375,000	14	74,401	—	—	74,415
Share issuance costs	—	—	(5,166)	—	—	(5,166)
Stock-based compensation	—	—	2,174	—	—	2,174
Net loss	—	—	—	—	(16,727)	(16,727)

Balance, June 30, 2008	57,349,150	$57	$193,348	$—	$(38,918)	$154,487

Balance, January 1, 2009	57,433,144	$57	$195,381	$—	$(101,832)	$93,606
Shares issued under warrant exercises	2,503,650	3	18,933	—	—	18,936
Warrant shares subscribed	—	—	—	1,220	—	1,220
Cumulative effect related to the adoption of EITF 07-05 - Note 13	—	—	(2,896)	—	(1,436)	(4,332)
Shares issued under stock option plans	164,419	—	497	—	—	497
Stock-based compensation and
RSU plan share issuances	12,000	—	1,881	—	—	1,881
Net loss	—	—	—	—	(14,450)	(14,450)

Balance, June 30, 2009	60,113,213	$60	$213,796	$1,220	$(117,718)	$97,358

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

The preparation of the Company’s Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations; environmental, estimates of fair value of equity-linked financial instruments, reclamation and closure obligations; estimates of fair value for asset impairments; estimates of the fair value of stock options granted; estimates of recoverable gold in leach pad inventories; and the valuation allowances for deferred tax assets. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

During the year ended December 31, 2008, the Company transitioned from an Exploration Stage Enterprise to a Production Stage Enterprise as defined in SEC Industry Guide 7. This change resulted from the commencement of production activity at the Hycroft Mine and the significant extraction of precious metals and placement on the Company’s leach pad. Additionally, during the six months ended June 30, 2009, the Company sold 7,343 ounces of gold and 11,003 ounces of silver. The Company no longer considers itself to be a Development Stage Enterprise as defined in FASB Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (FAS 7). Accordingly, cumulative and other disclosures required by FAS 7 are no longer included in the Company’s financial statements.

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, the metal is delivered, the title has been transferred to the customer, and collectability is reasonably assured. Third party smelting and refining costs are recorded as a cost of sales. All sales for the six months ended June 30, 2009 were made to one customer.

Certain amounts for the three and six months ended June 30, 2008 have been reclassified to conform to the 2009 presentation.

2. New Accounting Pronouncements

The Accounting Standards Codification

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 will become the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for the Company’s interim quarterly period ending September 30, 2009. The Company does not expect the adoption of SFAS 168 to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Subsequent Events

In May 2009, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued as defined therein. The provisions of SFAS 165 are effective for the Company as of June 30, 2009. This statement is not expected to result in significant changes in reportable subsequent events through recognition or disclosure, but should alert users of financial statements that management has not evaluated subsequent events after a specified date in the financial statements being presented.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Measurements

On January 1, 2009, the Company adopted Financial Accounting Standards Board Statement of Financial Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for non-recurring nonfinancial assets and nonfinancial liabilities, which were previously deferred under the provisions of FSP 157-2. The above adoption had no impact on the Company’s consolidated financial position, results of operations, or statement of cash flows.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

The Company adopted Emerging Issues Task Force issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009. The effect of this guidance is described in Note 13.

3. Inventories

The following table provides the components of inventories at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
In-process inventory	$4,901	$408
Precious metals inventory	156	283
Materials and supplies inventory	2,061	1,418

	$7,118	$2,109

In-process inventory and precious metals are carried at the lower of average cost or net realizable value. Cost includes mining and process costs including mine site overhead and depreciation and amortization relating to mining and process operations. Normal stripping costs are also included as a component of inventory. Stripping costs in excess of those considered normal are expensed as incurred. Net realizable value represents the estimated future sales price of the product based on current metals prices, less estimated costs to complete production and bring the product to sale.

4. Ore on leach pads

Ore on leach pads totaled $19.6 million and $2.9 million at June 30, 2009 and December 31, 2008, respectively.

Ore on leach pads is carried at the lower of average cost or net realizable value. Cost includes mining and process costs including mine site overhead and depreciation and amortization relating to mining and process operations. Normal stripping costs are also included as a component of ore on leach pads. Stripping costs in excess of those considered normal are expensed as incurred. Net realizable value represents the estimated future sales price of the product based on current metals prices, less estimated costs to complete production and bring the product to sale.

The recovery of gold from gold oxide ore is achieved through a heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution, which dissolves the gold contained in the ore. The resulting gold-bearing solution is further processed where the gold is recovered. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.

The estimates of recoverable gold on the leach pads are calculated from estimated quantities of ore placed on the leach pads, the grade of ore placed on the leach pads (based on assay data) and a recovery percentage (based on ore type).

Although the quantities of recoverable gold placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of gold actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value will be accounted for on a prospective basis.

5. Restricted Cash

In 2003, Hycroft Resources and Development, Inc. (“Hycroft”), a wholly-owned consolidated subsidiary, entered into an insurance-backed financial assurance program including a mine reclamation policy and a pollution legal liability policy for the Hycroft Mine. As part of the policy, Hycroft paid an insurance premium and deposited funds in a commutation account used to

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

reimburse reclamation costs and indemnity claims paid by Hycroft. The insurance policy will cover reclamation costs in the event Hycroft defaults on payment of its reclamation costs up to an aggregate of $12.0 million. The insurance premium is being amortized over 14 years and the unamortized reclamation premium cost balance at June 30, 2009 and December 31, 2008 was $1.0 million and $1.1 million, respectively.

In May 2008, Hycroft established a $6.8 million collateral account to support an additional surety bond for the benefit of the Bureau of Land Management (BLM). This additional surety bond allowed the Company to resume mining operations at the Hycroft Mine.

Changes in the Company’s restricted cash are summarized below (in thousands):

	Six months ended June 30,
	2009	2008
Balance, beginning of year	$12,637	$5,586
Additions	—	6,800
Interest	22	112

Balance, end of period	$12,659	$12,498

6. Plant and Equipment

The following table provides the components of plant and equipment at June 30, 2009 and December 31, 2008 (in thousands):

	Depreciable life or method	June 30, 2009	December 31, 2008
Mine equipment	3 -10 years	$35,243	$32,036
Buildings and leasehold improvements	3 -10 years	3,885	3,395
Leach pad	Units of Production	3,120	3,120
Furniture, fixtures, and office equipment	2 - 3 years	468	435
Vehicles	3 - 5 years	777	774
Construction in progress and other		2,506	2,382

		45,999	42,141
Less: accumulated depreciation		(15,019)	(12,847)

		$30,980	$29,294

Construction in progress consists of capital items which are not yet completed and placed in service. Construction in progress at June 30, 2009 includes $1.7 million for a refinery and $0.7 million for a leach pad expansion.

Allied Nevada depreciates its plant and equipment primarily using a straight-line basis over the useful lives of the assets ranging from two to ten years. The leach pad is depreciated on a units-of-production basis based upon estimated recoverable gold ounces from proven and probable reserves.

7. Mine Development Costs

Changes in the Company’s mine development costs are summarized below (in thousands):

	Six months ended June 30,
	2009	2008
Balance, beginning of year	$8,827	$—
Additions:
Mine development drilling and assaying	310	2,489
Capitalized interest	—	198
Other	—	134

Amortization	(827)	—

Ending balance, end of period	$8,310	$2,821

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Mine development costs are amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves.

8. Mineral Properties

Changes in the Company’s mineral properties are summarized below (in thousands):

	Six months ended June 30,
	2009	2008
Balance, beginning of year	$36,583	$76,394
Amortization - royalty rights	(326)	—
Impairments	—	(432)
Sales and other	—	(815)

Balance, end of period	$36,257	$75,147

The recoverability of the carrying values of the Company’s mineral properties is dependent upon the successful start-up and commercial production from, or sale, or lease of, these properties and upon economic reserves being discovered or developed on the properties. The Company believes that the fair value of its mineral properties exceeds the carrying value; however, events and circumstances beyond the control of management may mean that a write-down in the carrying values of the Company’s properties may be required in the future as a result of evaluation of gold mineralized material and application of a ceiling test which is based on estimates of gold mineralized material, exploration land values, future advanced minimum royalty payments and gold prices. Royalty rights of $3.5 million are amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves at the Hycroft Mine.

9. Capital Leases

In June 2009, the Company entered into an additional capital lease for a haul truck, which has been included in mine equipment, and now has four capital leases for mine equipment. All of the above capital leases have a 60-month term. The weighted average implicit interest rate for these capital leases is approximately seven percent.

Assets under capital leases are included in Plant and Equipment (Note 6) and are summarized in the table below (in thousands):

	June 30, 2009	December 31, 2008
Mine equipment	$6,575	$3,747
Vehicles	54	54
Less: accumulated depreciation	(688)	(329)

Net assets under capital leases	$5,941	$3,472

The following is a summary of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of June 30, 2009 (in thousands):

Fiscal Year	Minimum Lease Payment
2009	$722
2010	1,396
2011	1,396
2012	1,396
2013	1,101
2014	327
Less: interest	(891)

Net minimum lease payments under capital leases	5,447
Less: current portion	(1,080)

Long-term portion of net minimum lease payments	$4,367

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

10. Asset Retirement Obligation

Changes to the Company’s asset retirement obligation are summarized below (in thousands):

	Six months ended June 30,
	2009	2008
Balance, beginning of year	$5,833	$5,300
Accretion	195	202
Balance, end of period	6,028	5,502

Less: current portion	(98)	(133)

Noncurrent balance	$5,930	$5,369

Reclamation obligations are secured by surety bonds or irrevocable standby letters of credit in amounts determined by applicable federal and state regulatory agencies. These surety bonds and irrevocable standby letters of credit are in turn secured by cash collateral. See Note 5 to the Condensed Consolidated Financial Statements.

11. Term Loan

In March 2009, the Company entered into a credit agreement (the “Credit Agreement”) with Ionic Capital Corp. (“Ionic”), to borrow CDN$8.0 million. The Credit Agreement is secured by the Company’s mining fleet. Amounts borrowed under the Loan Facility may only be used by the Company’s wholly-owned subsidiary Hycroft Resources & Development, Inc. for its general working capital purposes and must be repaid by September 2010. Amounts borrowed under the Credit Agreement may be prepaid in full without penalty. The Credit Agreement includes negative covenants which limit or restrict the Company’s ability to incur additional debt, grant additional liens, pay dividends, redeem or purchase the Company’s own shares, guarantee obligations, or sell assets. The Company is in compliance with all of the above covenants as of June 30, 2009.

Interest rates on borrowings are fifteen percent per annum compounded monthly. For the three months ended June 30, 2009, the Company recognized interest expense of $0.2 million on the Credit Agreement. Additionally, the Company incurred loan costs totaling $0.1 million, which are being amortized over the term of the Credit Agreement. Interest costs incurred on the Credit Agreement for the three month period ended June 30, 2009 of $0.1 million were capitalized and allocated to certain “qualifying assets” pursuant to Statement of Financial Accounting Standards No. 34, Capitalization of Interest Costs, and are included in Plant and Equipment (Note 6).

At June 30, 2009, borrowings on the Credit Agreement totaled approximately $6.9 million (CDN$ 8.0 million). Borrowings under the Credit Agreement are translated into U.S. dollars at the closing exchange rate as of the relevant balance sheet date. Adjustments resulting from the translation of borrowings under the Credit Agreement are recorded in the income statement as foreign currency gains or losses and are reflected in Other (expense) income.

12. The Deferred Phantom Unit Plan

The Deferred Phantom Unit Plan (the “DPU Plan”) was adopted by the board of Directors in April 2009. Under the DPU Plan, directors receive a portion of their annual retainer in DPU’s quarterly. Each DPU has the same value as one Allied Nevada common share. DPUs must be retained until the director leaves the Board, at which time the cash value of the DPU will be paid out. In the event dividends are declared and paid, additional DPUs would be credited to reflect dividends paid on Allied Nevada’s common shares.

DPUs are recorded at fair value on the quarterly award date and are adjusted for changes in fair value. The fair value of amounts granted each period, together with the change in fair value, is expensed. In the three months ended June 30, 2009, 43,750 DPUs were awarded resulting in expense recognition of $0.4 million.

13. Equity-Linked Financial Instruments

The Company adopted Emerging Issues Task Force No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009. EITF 07-5 provides that equity-linked financial instruments denominated in a currency other than the issuers’ functional currency are not considered indexed to an entity’s own stock and must be accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company previously issued 3,671,000 warrants to purchase the Company’s common stock for an exercise price of CDN$5.75 per share that are subject to the guidance in EITF 07-5 of which 1,115,600 are outstanding at June 30, 2009. This guidance requires recognition of the cumulative effect of a change in accounting principle to the opening balance of our accumulated deficit, additional paid in capital, and liability for equity-linked financial instruments as indicated in the table below (in thousands):

	Balance January 1, 2009		Cumulative effect of change in accounting principle
	As reported	As computed under EITF 07-05
Liability for equity-linked financial instruments	$—	$4,332	$4,332
Additional paid-in-capital	195,381	192,485	(2,896)
Accumulated deficit	(101,832)	(103,268)	(1,436)

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

The value of warrants classified as equity-linked financial instruments has been calculated using a binomial pricing model.

Changes in the Company’s liability for equity-linked financial instruments are summarized below (in thousands):

Six months ended June 30, 2009
Balance, beginning of year (as restated)	$4,332
Non-cash loss due to change in value	5,194
Warrants exercised	(6,000)

Balance, end of period	$3,526

14. Shareholders’ Equity

Description of Allied Nevada 2007 Stock Option Plan and Valuation of Stock Options

On February 7, 2007, the Board of Directors adopted the Allied Nevada 2007 Stock Option Plan (the “2007 Stock Option Plan”), which provides for grants to directors, officers, employees and consultants of Allied Nevada, or its subsidiaries, of options to purchase Allied Nevada common stock. Options granted under the 2007 Stock Option Plan may be either incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”), herein referred to as “incentive stock options,” or options which do not meet the requirements of Section 422(b) of the Code, herein referred to as “non-qualified stock options”. All grants made to date under the 2007 Stock Option Plan have been non-qualified stock options. In June 2009, the Company’s stockholders approved amendments to the Company’s 2007 Stock Option Plan and the Company’s Restricted Share Plan (the “RSU Plan”) (collectively, the “Plans”) to permit 5,700,000 shares of common stock under the 2007 Stock Option Plan and 1,200,000 shares of common stock under the RSU Plan to be made available for grant or award under either the 2007 Stock Option Plan or the RSU Plan. As amended, a total of 6,900,000 shares of common stock are available under both Plans. This number is reduced by (i) the number of shares of common stock subject to restricted share rights granted and outstanding under the RSU Plan, (ii) the number of shares of common stock subject to options granted and outstanding under the Company’s 2007 Stock Option Plan, (iii) the number of shares of common stock issued upon the exercise of restricted share rights under the RSU Plan, and (iv) the number of shares of common stock issued from time to time under the 2007 Stock Option Plan.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below is a summary of the 2007 Stock Option Plan at June 30, 2009 and activity during the following periods:

	Six months ended June 30,
	2009			2008
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	3,928,600	$4.76		2,815,000	$4.34
Granted	—			1,089,500	5.91
Canceled/expired	(321,100)	4.63		—
Exercised	(72,666)	4.67		—

Outstanding on June 30,	3,534,834	4.77	6.6	3,904,500	4.78	7.9

Exercisable on June 30,	1,418,324	$5.03	5.8	358,484	$5.74	5.5

During the six months ended June 30, 2009 and 2008, a total of 331,168 and 313,449 options vested, respectively. During the six months ended June 30, 2009 and 2008, the Company recognized stock-based compensation expense of $1.5 million and $2.0 million, respectively, for options granted pursuant to the 2007 Stock Option Plan. At June 30, 2009 and 2008, there was approximately $3.1 million and $6.5 million, respectively, of unrecognized stock-based compensation cost relating to outstanding unvested options.

The outstanding options at June 30, 2009, under the 2007 Stock Option Plan, are five or ten year non-qualified options that vest in equal one-third installments over two to three years, until fully vested on either the second or third anniversary of the grant date.

No options were granted in the six months ended June 30, 2009.

Description of Restricted Share Plan

The Restricted Share Plan (the “RSU Plan”) was adopted by the Board of Directors in July 2007. See “Description of Allied Nevada 2007 Stock Option Plan and Valuation of Stock Options” for the number of shares of common stock that are reserved for issuance under the RSU Plan. A RSU is granted subject to a restricted period (“Restricted Period”) as determined by the Compensation Committee upon grant. An RSU is exercised automatically and a share of Allied Nevada common stock is issued for no additional consideration on the later of the end of a Restricted Period and in the case of Canadian residents, a date determined by the eligible participant that is after the Restricted Period and before a participant’s retirement date or termination date (a “Deferred Payment Date”). Participants who reside in Canada seeking to set a Deferred Payment Date must give the Company at least 60 days notice prior to the expiration of the Restricted Period in order to effect such change.

	Six months ended June 30,
	2009		2008
	Number of RSUs	Weighted Average Remaining Restricted Period (years)	Number of RSUs	Weighted Average Remaining Restricted Period (years)
Outstanding on January 1,	336,000		300,000
Granted	475,500		—
Canceled/expired	(6,000)		—

Outstanding end of period	805,500	1.8	300,000	2.0

Vested end of period	112,000	—	—	—

Most restricted share units vest annually on the anniversary of the grant date at a rate of one third of the total granted units. In 2009, 343,500 RSUs were granted that vested over three years subject to achievement of certain financial and operating thresholds. The value of RSUs are based upon the fair value of the Company’s stock on the date of grant, less estimated forfeitures. The restricted share units are expensed over the requisite service periods. The total stock-based compensation expense recognized under the RSU Plan during each of the six month periods ended June 30, 2009 and 2008 was $0.4 million and $0.2 million, respectively. At June 30, 2009 and 2008, there was approximately $4.2 million and $1.0 million, respectively, of unrecognized stock-based compensation cost relating to outstanding restricted share units.

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

The table below is a summary of changes in the Special Stock Option Plan for the periods indicated:

	Six months ended June 30,
	2009			2008
	Number of Special Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Special Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	290,728	$3.23		427,670	$2.98
Granted	—			—
Canceled/expired	(13,364)	2.38		—
Exercised	(78,388)	2.01		(16,706)	2.09

Outstanding end of period	198,976	3.79	1.7	410,964	3.06	1.9

Exercisable end of period	198,976	$3.79	1.7	397,600	$2.99	1.9

Warrants

The table below is a summary of changes in the Company’s warrants for the periods indicated:

	Six months ended June 30,
	2009	2008
Outstanding warrants on January 1,	3,785,850	3,785,850
Warrants exercised	(2,740,250)	—

Outstanding warrants, end of period	1,045,600	3,785,850

All outstanding warrants originally had a term of two years, an exercise price CAN$5.75, and had an expiration date of July 16, 2009. 1,040,600 warrants outstanding were exercised in July 2009 resulting in proceeds of $5.2 million based upon the US/Canadian dollar exchange rate on the exercise dates.

Preferred Stock

The authorized share capital of Allied Nevada includes 10 million shares of undesignated preferred stock with a par value of $0.001 per share. As of June 30, 2009, no shares of preferred stock have been issued.

15. Income Taxes

For the six months ended June 30, 2009 and 2008, the Company’s effective tax rate was 0%. No income tax benefit has been recorded as the Company has set up a valuation allowance for the full amount of the future income tax asset created by the net losses incurred that may be carried forward. This valuation allowance is the primary difference between the benefit that would be recorded at the effective U.S. statutory rate and the amount included in these financial statements.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

16. Supplemental Balance Sheet Disclosure

The following table summarizes balance sheet items that are not disclosed elsewhere and represent greater than 5% of total current assets or total current liabilities (in thousands):

	June 30, 2009	December 31, 2008
Prepaids and other
Prepaid mineral claim fees	$225	$852
Prepaid insurance	346	212
Planned major maintenance	302	—
Other prepaids and deposits	452	174

Total prepaids and other current assets	$1,325	$1,238

Accrued liabilities and other
Accrued compensation	$1,131	$1,003
Other	32	54

Total accrued liabilities and other	$1,163	$1,057

17. Related Party Transactions

Sierra Partners Consulting Agreement

On January 28, 2008, Allied Nevada amended its Investor Relations Services Agreement with Sierra Partners II LLC (“Sierra”) to assist the Company with its investor relations program and to provide consulting and advisory services regarding the North American investor market. Under terms of the amended agreement, Sierra received a monthly retainer of $5,000 and reimbursement of reasonable out of pocket fees and expenses. The amended agreement expired on December 31, 2008 and was renewed in January 2009 on a month-to-month basis. W. Durand Eppler, who was an Allied Nevada director until June 17, 2009, currently serves as President of, and is a partner of, Sierra and, as a result, benefited from this transaction to the extent of his interest in Sierra. Allied Nevada has paid Sierra approximately $42,000 and $47,000, respectively, for investor relations and advisory services rendered for January 1 through June 30, 2008 and from January 1 through June 30, 2009, respectively. At June 30, 2009 and 2008, respectively, there were no amounts due to Sierra.

Provision of Legal Services

Cameron Mingay, an Allied Nevada director who was appointed in March 2007, is a partner at Cassels Brock & Blackwell LLP (“Cassels Brock”) of Toronto, Ontario, Canada, which since June 2007 has served as outside counsel to Allied Nevada in connection with Canadian corporate and securities law matters. Allied Nevada has paid Cassels Brock approximately $96,000 and $386,000, respectively, for legal services rendered for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, accounts payable included approximately $107,000 due to Cassels Brock.

Credit Agreement

As described in Note 11, in March 2009, the Company entered into the Credit Agreement with Ionic Capital Corp. (“Ionic”), to borrow CDN$8.0 million. Robert Buchan, Chairman of Allied Nevada’s Board of Directors, as disclosed to the Board of Directors, has participated as an investor in the Credit Agreement. Allied Nevada paid loan costs of approximately $87,000 to Ionic for structuring fees and reimbursement of legal fees relating to the Credit Agreement. During the three months ended June 30, 2009 the Company paid $0.3 million of interest to Ionic. At June 30, 2009, there was $6.9 million of principal due to Ionic.

The Company previously entered into a credit agreement on March 17, 2008 with Ionic, which allowed a subsidiary to borrow up to CDN$27.0 million. Allied Nevada paid $42,000 to Ionic for interest on the March 2008 credit agreement and approximately $1.7 million for a standby and structuring fee, a drawdown fee, and other loan related costs for the six months ended June 30, 2008.

Exercise of Warrants Issued in Private Placement Financing

In June 2009, Ionic Capital Corp. and officers and directors of Allied Nevada exercised options issued in connection with the July private placement at a price of CDN$5.75 per share as follows:

Shares
Ionic Capital Corp.	114,850
Robert Buchan, Chairman	870,000
Scott Caldwell, President and Chief Executive Officer	110,000
Hal Kirby, Vice President and Chief Financial Officer	50,000
James Doyle, Vice President, Technical Services	33,000

1,177,850

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

18. Loss Per Share

Weighted average number of shares outstanding at June 30, 2009 includes 112,000 shares issuable for vested RSUs.

There were 1,045,600 and 3,785,850 warrants issued pursuant to a private placement in July 2007 outstanding, 3,534,834 and 3,904,500 options granted under the Allied Nevada Stock Option Plan outstanding, 198,976 and 410,964 options granted under the Allied Nevada Special Stock Option plan outstanding, and 695,500 and 300,000 restricted share units outstanding on June 30, 2009 and 2008, respectively, that were not included in diluted loss per share because inclusion would have been anti-dilutive.

19. Segment Information

Allied Nevada is currently engaged in the operation of the Hycroft Mine and the evaluation, acquisition, exploration, and advancement, of gold exploration and development projects in Nevada. The Company identifies its reportable segments as those consolidated mining operations or functional groups that represent more than 10% of the combined revenue, profit or loss or total assets of all reported operating segments. Consolidated mining operations or functional groups not meeting this threshold are aggregated at the corporate level for segment reporting purposes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. Segment information as of and for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

As of and for the three months ended June 30,	Hycroft Mine	Exploration	Corporate and Other	Total
2009
Sales	$3,814	$—	$—	$3,814
Income (loss) from operations	1,297	(307)	(3,269)	(2,279)
Interest income	—	—	12	12
Interest expense	—	—	(260)	(260)
Other expense, net	—	—	(4,343)	(4,343)

Net Loss	1,297	(307)	(7,860)	(6,870)
Total assets	85,232	33,430	12,424	131,086
Capital expenditures	4,009	—	9	4,018
2008
Loss from operations	$(5,553)	$(1,003)	$(2,851)	(9,407)
Interest income	—	—	373	373
Interest expense	—	—	(1,146)	(1,146)
Other income, net	—	—	322	322

Net Loss	(5,553)	(1,003)	(3,302)	(9,858)
Total assets	42,350	74,825	51,959	169,134
Capital expenditures	7,798	—	37	7,835

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

As of and for the six months ended June 30,	Hycroft Mine	Exploration	Corporate and Other	Total
2009
Sales	$7,018	$—	$—	$7,018
Loss from operations	(2,124)	(574)	(5,624)	(8,322)
Interest income	—	—	28	28
Interest expense	—	—	(303)	(303)
Other expense, net	—	—	(5,853)	(5,853)

Net Loss	(2,124)	(574)	(11,752)	(14,450)
Total assets	85,232	33,430	12,424	131,086
Capital expenditures	4,165	—	9	4,174
2008
Loss from operations	$(10,118)	$(1,008)	$(5,266)	(16,392)
Interest income	—	—	548	548
Interest expense	—	—	(1,223)	(1,223)
Other income, net	—	—	340	340

Net Loss	(10,118)	(1,008)	(5,601)	(16,727)
Total assets	42,350	74,825	51,959	169,134
Capital expenditures	24,784	—	61	24,845

20. Fair Value Measurements

The Company’s financial instruments, including cash and cash equivalents, accounts payable, and Term Loan, as discussed in Note 11, are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

The Company adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis. Beginning January 1, 2009, the Company also applied SFAS No. 157 to non-financial assets and liabilities.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company uses market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market and income approaches for recurring fair value measurements and utilizes the best available information. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. As of June 30, 2009 and for the six months ended June 30, the Company did not have any assets or liabilities measures under a level 1 fair value hierarchy.

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. As of June 30, 2009 and for the six months ended June 30, 2009, the Company did not have any assets or liabilities measured under a level 2 fair value hierarchy.

Level 3 – Pricing inputs include significant inputs that are generally less observable than objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS No. 157 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009. As required by SFAS No. 157, financial assets and financial

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Equity-linked financial instruments (Note 13)	$—	$—	$3,526	$3,526

21. Commitments and Contingencies

The Company is from time to time involved in various legal proceedings related to its business. Management does not believe that adverse decisions are likely in any pending or threatened proceeding, or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition, results of operations, or statement of cash flows.

22. Subsequent Events

SFAS No. 165 Disclosure

As required by SFAS No. 165, the Company has evaluated subsequent events through August 7, 2009 and has recognized in the financial statements the effects of material subsequent events that provided additional evidence about the conditions that existed on the date of the Company’s June 30, 2009 balance sheet, including estimates inherent in the process of preparing financial statements.

Warrant Exercises

During the period from July 1, 2009 through July16, 2009, nineteen warrant holders have exercised 1,040,600 warrants issued in connection with the July 2007 Private Placement at an exercise price of CDN$5.75 per share. The Company has received proceeds of $5.2 million based upon the U.S./Canadian dollar exchange rate on the exercised dates. Additionally, the Company issued 236,600 shares in July for warrants exercised in June.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated operating results and financial condition of Allied Nevada Gold Corp. (“Allied Nevada”) for the three and six month periods ended June 30, 2009 have been prepared based on information available to us as of August 7, 2009. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of the Company for the year ended December 31, 2008 and the related notes thereto filed with the Company’s annual report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Operations

As of December 31, 2008, the Hycroft mine had reached the production phase of operations and the first gold pour occurred on December 7, 2008. Hycroft completed its third full quarter of mining operations in the second quarter of 2009. Key operating statistics are as follows:

	For the three months ended June 30, 2009	For the six months ended June 30, 2009
Ore mined (tons)	3,097,451	4,803,785
Waste mined (tons)	3,483,543	8,922,541

Total material mined (tons)	6,580,994	13,726,326

Ore grade–gold (ounces per ton)	0.0242	0.0222
Ore grade–silver (ounces per ton)	0.2685	0.2178

Ounces sold–gold	3,944	7,343
Ounces sold–silver	6,628	11,003

Average realized price–gold	$943.08	$935.24
Average realized price–silver	$14.25	$13.59

Average spot price–gold	$922.18	$915.18
Average spot price–silver	$13.76	$13.17
Cost of sales per gold ounce sold(1)	$392	$490

Production is ramping up as expected during the first half of 2009 and the mine continues to work towards achieving “steady-state” production. During the three and six months ended June 30, 2009, there were approximately 3.1 million and 4.8 million tons of ore mined, and 3.5 million and 8.9 million tons of waste mined, respectively. The average gold grade was 0.0242 and 0.0222 ounces per ton during the three and six months ended June 30, 2009, respectively. In the first half of 2009 the mine placed higher than expected grades of both gold and silver on the pads, which more than compensates for lower than anticipated ore tonnage placed in the first half of 2009, primarily due to sequencing issues of the ore model and unscheduled equipment maintenance. Additionally, solution flow rates have nearly doubled through the second quarter. During the first half of 2009, ore placed on the pad contained approximately 106,000 ounces of gold (approximately 60,000 ounces of recoverable gold). Project to date, as of June 30, 2009, approximately 19,500 ounces of gold have been produced.

Cost of sales per gold ounce(1) sold decreased in the second quarter of 2009 to $392 per ounce as compared with $604 per ounce in the first quarter of 2009 for an average cost per ounce sold for the first half of 2009 of $490 per ounce. The decrease in average cost of sales per ounce in the second quarter is primarily attributed to higher ore grades mined and higher ore tons mined in the second quarter as compared with the first quarter of 2009.

Currently, material being placed on the heap from the Brimstone pit is almost entirely acid leached altered volcanic material, as compared with historic material mined which contained only approximately 10% acid leached alteration. Preliminary laboratory and bulk field testing indicates that the recovery of acid leached material may be in the range of 70% to 80%, and may require slower solution application rates. The mine is completing further test work to better understand the optimisation flow rate and leach curve associated with this material. As these are preliminary results and, generally, controlled laboratory tests are often higher than actually occurs in real time application, management continues to use the average 56.6% recovery previously published until further testing and tracking of recoveries provides better confidence as to overall recoveries for this type of mineralization. A new detailed geologic model prepared in the quarter showed that material mined for the remainder of 2009 will be predominantly acid leached alteration.

In May 2009, the Company received an air quality permit authorizing the completion of the refinery at Hycroft. The refinery was brought into operation in June 2009, and is processing gold and silver in inventory. At the end of the second quarter, inventory of approximately 11,700 ounces of gold was on zinc precipitate or on carbon and awaiting refining due to later than anticipated receipt of the permit allowing operation of the refinery. The refinery is expected to reduce overall costs and decrease the processing time for the production of doré going forward.

1.	Cost of sales per gold ounce sold is a non-GAAP measure. See Section on “Non-GAAP Measures” in this MD&A.

In June 2009, a decision was made to use an outside contractor to increase the mining rate, resulting in a potential 30% increase to annual production. We anticipate that the full benefit of this increased mining rate will be realized in 2010. Additionally, a new 200-ton haul truck was acquired in the second quarter, increasing the total fleet to six haul trucks.

Also in June 2009, the mine began construction on an expansion of the Brimstone leach pad, which is expected to be completed in November of this year. Progress on the expansion is on plan and budget, and overall cost of the expansion, which will double the area of ore under leach to approximately 2.5 million square feet, is expected to be approximately 30% less than the total cost of the previous pad expansion in 2008. Upon receipt of permits, it is intended that the mine will begin placing ore within the first cell of the expansion area in the third quarter to expand the surface area of ore under leach. In addition, the mine is currently working on amending the water pollution control permit to reallocate ponds and pad flow to increase solution flow to and from the leach pads.

Results of Operations

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Allied Nevada had a consolidated net loss during the three months ended June 30, 2009 of $6.9 million compared to a consolidated net loss of $9.9 million during the same period of 2008. The decrease in consolidated net loss of $3.0 million is largely due to $3.8 million of revenue from the sale of gold and silver, and a $4.7 million decrease in exploration and land holding costs, which was offset by $1.6 million of cost of sales and a non-cash loss of $3.7 million attributable to the change in fair value of equity-linked financial instruments (described in Note 13 to the Condensed Consolidated Financial Statements).

Revenue

During the three months ended June 30, 2009, the Company sold 3,944 ounces of gold at an average price of $944 per ounce for $3.7 million of revenue and 6,628 ounces of silver for approximately $0.1 million of revenue. There were no comparable sales of precious metals in the same period of 2008.

Cost of sales

Cost of sales consisted of mining and process costs, together with normal stripping costs that are variable costs of production. For the three months ended June 30, 2009, cost of sales was $1.6 million for 3,944 ounces of gold sold at an average cost of $416 per ounce of gold. The $204 decrease in average cost per ounce of gold sold from the three months ended March 31, 2009 is primarily attributable to both higher ore grades mined and higher ore tons mined in the second quarter compared to the first quarter of 2009. There was no comparable cost of sales in the same period of 2008.

Stripping costs

Stripping costs represent costs incurred in excess of those considered to be normal and are expensed as incurred. For the three months ended June 30, 2009, stripping costs were nominal. There were no comparable stripping costs in the same period of 2008.

Exploration and land holding costs

Exploration and land holding costs decreased to $0.9 million during the three months ended June 30, 2009, as compared with $5.6 million during the three months ended June 30, 2008. The decrease of $4.7 million is primarily due to the following:

•

During the three months ended June 30, 2009, we expensed $0.5 million for a third phase oxide reserve and resource drilling program and a sulphide gold and silver resource development drilling program compared to $4.3 million for drilling and exploration costs at Hycroft in connection with the first phase of the 2008 exploration drilling program in the same period of 2008.

•

As the Hycroft Mine was reactivated in the third quarter of 2008, there were no care and maintenance costs for the three months ended June 30, 2009 compared to $0.7 million of such costs in the same period of 2008.

Corporate general and administrative costs

Corporate general and administrative costs increased to $3.2 million in the second quarter of 2009, compared to $2.9 million for the same period in 2008. The increase of $0.3 million compared with the same period of 2008 was primarily attributable to $0.2 million of higher compensation, benefits and employee related costs associated with increased staffing levels.

Depreciation and amortization

During the three months ended June 30, 2009, depreciation and amortization expense was $0.3 million compared to $0.1 million in the same period of 2008, substantially all of the $0.2 million increase was attributable to the depreciation of the mining equipment, amortization of royalty rights, mine development costs, the leach pad, and the Asset Retirement Cost (ARC) asset, based upon commencement of production at Hycroft.

Accretion

Allied Nevada recorded accretion expenses of $0.1 million during the second quarter of 2009 which was essentially the same as the second quarter of 2008. Accretion expense in the three months ended June 30, 2009 was based upon a risk-free credit adjusted rate of 6.6%.

Impairment of mineral properties

For the three months ended June 30, 2009, Allied Nevada did not have an impairment compared to a $0.4 million impairment in the comparable period of 2008.

Other income and expense

Interest income

Allied Nevada earned a nominal amount in interest income from both our liquid savings and restricted cash accounts during the second quarter of 2009 compared to $0.4 million during the same period in 2008. The decrease in interest on our liquid savings account is largely attributable to substantially lower interest rates and lower average cash balances during 2009 compared to 2008. Although the average balance of our restricted cash increased from $9.1 million to $12.7 million, interest earned on these accounts decreased due to substantially lower rates in 2009 compared to 2008.

Interest expense

Allied Nevada incurred $0.3 million of interest expense during the second quarter of 2009 compared to $1.1 million during the same period in 2008. The decrease in interest expense of $0.8 million was primarily attributable to approximately $1.1 million of deferred loan costs resulting from the voluntary repayment of the March 2008 Credit Agreement with Ionic in May 2008. There was no comparable repayment of the Ionic loan and resulting expense of deferred loan costs in the same period of 2009.

Loss due to change in value of equity-linked financial instruments

For the three month period ended June 30, 2009, the Company recognized a $3.7 million non-cash loss due to a change in fair value of warrants, which are considered to be equity-linked financial instruments, as described in Note 13 and subject to the guidance of EITF 07-5. There was no comparable gain or loss in the same period of 2008.

Other income (expense)

Other expense, net was $0.6 million for the three month period ended June 30, 2009 compared to other income, net of $0.3 million in the same period of 2008. The net decrease of $0.9 million is primarily attributable to a change in foreign currency translation from a loss of $0.6 million in the second quarter of 2009 compared to a $0.1 million gain in the same period of 2008.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Allied Nevada had a consolidated net loss during the six months ended June 30, 2009 of $14.5 million compared to a consolidated net loss of $16.7 million during the same period of 2008. The decrease in consolidated net loss of $2.2 million is largely due to $7.0 million of revenue from the sale of gold and silver, a $9.2 million decrease in exploration and land holding costs, and a $0.9 million decrease in interest expense, which was offset by $3.7 million of cost of sales, a loss of $5.2 million attributable to the change in fair value of equity-linked financial instruments (described in Note 13 to the Condensed Consolidated Financial Statements), $3.9 million of stripping costs, a decrease of $1.0 million from other income, an increase in depreciation and amortization of $0.6 million, and a decrease in interest income of $0.5 million.

Revenue

During the six months ended June 30, 2009, the Company sold 7,343 ounces of gold at an average price of $936 per ounce for $6.9 million of revenue and 11,003 ounces of silver for approximately $0.1 million of revenue. There were no comparable sales of precious metals in the same period of 2008.

Cost of sales

Cost of sales consisted of mining and process costs, together with normal stripping costs that are variable costs of production. For the six months ended June 30, 2009, cost of sales was $3.7 million for 7,343 ounces of gold sold at an average cost of $510 per ounce of gold. The $110 decrease in average cost per ounce of gold sold for the six months ended June 30, 2009 compared to the three months ended March 31, 2009 is primarily attributable to both higher ore grades mined and higher ore tons mined in the second quarter compared to the first quarter of 2009. There was no comparable cost of sales in the same period of 2008.

Stripping costs

Stripping costs represent costs incurred in excess of those considered to be normal and are expensed as incurred. For the six months ended June 30, 2009, stripping costs totaled $3.9 million of which all but a nominal amount was incurred in the first quarter. There were no comparable stripping costs in the same period of 2008.

Exploration and land holding costs

Exploration and land holding costs decreased to $1.3 million during the six months ended June 30, 2009, as compared with $10.5 million during the first half of 2008. The decrease of $9.2 million is primarily due to the following:

•

During the six months ended June 30, 2009, we expensed $0.5 million for a third phase oxide reserve and resource drilling program and a sulphide gold and silver resource development drilling program compared to $8.0 million of drilling and exploration costs at Hycroft in connection with the first phase of the 2008 exploration drilling program in the same period of 2008.

•

As the Hycroft Mine was reactivated in the third quarter of 2008, there were no comparable costs for the six months ended June 30, 2009 compared to $1.5 million of such costs in the same period of 2008.

Corporate general and administrative costs

Corporate general and administrative costs increased to $5.4 million in the first half of 2009, compared to $4.8 million for the same period in 2008. The increase of $0.6 million compared with the same period of 2008 is primarily attributable to $0.3 million of higher compensation, benefits and employee related costs associated with increased staffing levels and an increase of $0.2 million in investor relations costs largely related to the 2009 Annual General Meeting.

Depreciation and amortization

During the six months ended June 30, 2009, depreciation and amortization expense was $0.8 million compared to $0.2 million in the same period of 2008, substantially all of the $0.6 million increase was attributable to the depreciation of the mining fleet and amortization of royalty rights, mine development costs, and the Asset Retirement Cost (ARC) asset, based upon commencement of production at Hycroft.

Accretion

Allied Nevada recorded accretion expenses of $0.2 million during the first half of 2009 which was virtually equivalent to the amount recorded in the first half of 2008. Accretion expense in the six months ended June 30, 2009 was based upon a risk-free credit adjusted rate of 6.6%.

Other income and expense

Interest income

Allied Nevada earned a nominal amount in interest income from both our liquid savings and restricted cash accounts during the first half of 2009 compared to $0.5 million during the same period in 2008. The decrease in interest on our liquid savings account is largely attributable to substantially lower interest rates and lower average cash balances during 2009 compared to 2008. Although the average balance of our restricted cash increased from $7.9 million to $12.7 million, interest earned on these accounts decreased due to substantially lower rates in 2009 compared to 2008.

Interest expense

Allied Nevada incurred $0.3 million of interest expense during the first half of 2009 compared to $1.2 million during the same period in 2008. The decrease in interest expense of $0.9 million was primarily attributable to approximately $1.1 million of deferred loan costs resulting from the voluntary repayment of the March 2008 Credit Agreement with Ionic in May 2008. There was no comparable repayment of the Ionic loan and resulting expense of deferred loan costs in the same period of 2009.

Loss due to change in value of equity-linked financial instruments

For the six month period ended June 30, 2009 the Company recognized a $5.2 million non-cash loss due to a change in fair value of warrants, which are considered to be equity-linked financial instruments, as described in Note 13 and subject to the guidance of EITF 07-5. There was no comparable gain or loss in the same period of 2008.

Other income (expense)

Other expense, net was $0.7 million for the six month period ended June 30, 2009 compared to other income, net of $0.3 million in the same period of 2008. The net decrease of $1.0 million is primarily attributable to a change in foreign currency translation from a loss of $0.7 million in the first half of 2009 compared to a $0.1 million gain in the same period of 2008.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Cash used in operations was $22.9 million for the six months ended June 30, 2009, compared to $7.6 million in the same period of 2008. The increase of $15.3 million was primarily attributable to the following:

•

In the six months ended June 30, 2009, cash used to place ore on leach pads, produce precious metals inventory, and to acquire supplies inventory increased to $16.6 million, $1.9 million, and $0.6 million, respectively, compared to $0.8 million cash used to acquire supplies inventory in the same period of 2008.

•

The change in accounts payable balances resulted in a $5.5 million source of cash in the 2008 period compared to a $1.5 million source of cash in the 2009 period, resulting in a $4.0 million of the increase in cash used in operations.

•

The above increases in cash used in operations were partially offset by a $5.2 million non-cash loss attributable to the change in fair value of equity-linked financial instruments, a $2.3 million decrease in the net loss, and a decrease in amortization of non-cash deferred loan costs of $1.2 million in the first half of 2008 compared to the first half of 2009.

Cash used in investing activities

Cash used in investing activities was $1.3 million in the six months ended June 30, 2009 compared to $28.1 million in the same period of 2008. The decrease of $26.8 million is largely due to the following:

•

In the six months ended June 30, 2009, we acquired $1.0 million of equipment compared to $19.8 million of equipment consisting primarily of the purchase of a used mining fleet in the same period of 2008.

•

In May 2008, the Company established a $6.8 million collateral account to support an additional surety bond in the amount of $6.8 million for the benefit of the Bureau of Land Management (BLM), which allowed the Company to resume mining operations at the Hycroft mine. There was no comparable transaction in the six months ended June 30, 2009.

•

In the six months ended June 30, 2009, we incurred $0.3 million in mine development costs attributable to proven and probable reserves at the Hycroft mine compared to $2.8 million in mine development costs incurred in the same period of 2008.

•

During the six months ended 2009, the Company entered into a capital lease of a haul truck for $2.8 million compared to two capital leases for a total of $2.2 million in mining equipment during the 2008 period. These amounts are reflected as non-cash financing and investing activities on our Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2009.

•

During the first half of 2008, we received $1.0 million of proceeds from the sale of the Company’s 50% interest in the Hamilton-Treasure Hill mineral property. There were no comparable sales of mineral properties in the first half of 2009.

Cash provided by financing activities

The net cash provided by financing activities was $20.5 million in the six months ended June 30, 2009 compared to $67.2 million during the first quarter of 2008. The decrease of $46.6 million in cash provided by financing activities is the result of the following factors:

•

In April 2008, Allied Nevada sold and issued 14,375,000 shares of its common stock in a public offering and received gross proceeds of CDN$74.4 million or approximately $74.5 million based upon the U.S./Canadian exchange rate at the closing date. Additionally, Allied Nevada incurred $5.2 million of costs in connection with the April 2008 offering.

•	In the first half of 2009, Allied Nevada received $14.2 million from the exercise of 2,740,250 warrants and $0.5 million from the exercise of options.

•	In March 2009, Allied Nevada borrowed $6.3 million from Ionic pursuant to a 2009 Credit Agreement.

•

In March 2008, Allied Nevada borrowed $9.7 million (CDN$10.0 million) from Ionic Capital Corp. and paid $1.7 million of deferred loan costs to Ionic. After completion of the April 2008 public offering described above, Allied Nevada voluntarily repaid CDN$10.0 million ($10.1 million).

Liquidity and capital resources

Based upon our current operational assumptions and mine plans, we believe our cash on hand, anticipated operating cash flow from the Hycroft Mine, proceeds from the potential sale of mineral interests and advanced minimum royalty payments, if any, proceeds from the exercise of warrants issued in our July 2007 private placement and the exercise of stock options will be adequate to meet our liquidity needs and fund the planned capital expenditures for the next year. Although we expect to fund our planned capital expenditures through cash on hand, cash flow from operations, and cash proceeds from the exercise of warrants and stock options, we may need to raise capital through future debt or equity offerings. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold prices, our operational performance, and energy costs. In light of the limited global availability of credit, we may determine that it may be necessary or preferable to issue additional equity or other securities. Additional financing may not be available when needed, or if available, the terms of such financing may not be favorable to us and, if raised by offering equity securities, may involve substantial dilution to existing shareholders.

At June 30, 2009, our total assets were $131.1 million compared to $112.3 million at December 31, 2008. The increase in total assets is primarily attributable to $14.2 million of proceeds from the exercise of 2,740,250 warrants and $0.5 million from the exercise of options together with the $6.3 million received from borrowings on the Ionic Credit Agreement. At June 30, 2009, working capital was $25.4 million compared to working capital of $12.9 million at December 31, 2008. The increase in working capital during the first half of 2009 was primarily due to a $16.7 million increase in ore on leach pads, offset by the adoption of EITF 07-5 and the related $3.5 million liability for equity-linked financial instruments (see Note 13), a reduction in cash of $3.7 million described above, and an increase in accounts payable of $1.4 million.

At June 30, 2009, we had cash and cash equivalents totaling $12.8 million. All cash equivalents were invested in high quality short-term money market instruments, including government securities, bankers’ acceptances, bank notes, certificates of deposit, commercial paper and repurchase agreements of domestic and foreign issuers. At June 30, 2009, we had no funds invested in asset backed commercial paper.

Off-balance sheet arrangements

Allied Nevada has no off-balance sheet arrangements.

Outlook

The Hycroft mine is well into the commissioning phase and, based on current mine production plans, is expected to reach steady-state production in the second half of 2009. Production in the second half of the year will be stronger in the last quarter due to a delay in ore placement in the first quarter of 2009 and the reduced application of solution with respect to the acid leached material placed in the first half of 2009. The mine is expected to produce approximately 80,000 - 87,000 ounces of gold in 2009 at a cost of sales per gold ounce sold of $460 - $480.(1) Current spot metals prices exceed management’s expectations and, should the trend continue through the year revenue is anticipated to be significantly higher than originally expected by management.

Mining rates will increase for the remainder of the year as the decision was made to use an outside contractor to increase the mining rate, resulting in a potential 30% increase to annual production. It is anticipated that the full benefit of this increased mining rate, which may increase production by up to 30%, will be realized in 2010. Construction of the Brimstone leach pad expansion is progressing as planned and management expects to be placing ore on the first cell in the third quarter. Upon completion of the Brimstone leach pad expansion, solution application rates will increase and ore under leach will nearly double to 2.5 million square feet.

1.	Cost of sales per gold ounce sold is a non-GAAP measure. See Section on “Non-GAAP Measures” in this MD&A.

Exploration activities were reinitiated in the second quarter at the Hycroft Mine with one reverse circulation and one core drill. The focus of drilling is to improve the confidence level of other mineralized material to the measured and indicated resource level and expanding oxide and sulfide mineralization. Once a favorable feasibility study has been completed on the sulfide mineralization, a significant portion of the current measured and indicated resource may be elevated to proven and probable status. Exploration spending is expected to be approximately $4.0 million for 2009.

Ongoing metallurgical and variability testing on oxide and sulfide material continued in the second quarter and results are expected in the third quarter.

Management continues to review the viability of various opportunities which have the potential to increase production, decrease costs and generally add value at Hycroft. These opportunities include:

1.	Improve gold and silver grade: improve the operating efficiencies of the Merrill Crowe and Carbon in Leach plants by ‘stacking’ the pregnant solution thereby increasing the grade of gold and silver

2.	Addition of crush/convey system: metallurgical testing is underway to assess the improvement crushing and placing ore on the leach pads adds to the recovery of gold and silver as compared with run of mine ore

3.	Sulfide resource: management believes a substantial amount of mineralization is contained in the sulfide layer directly below the oxide resource. We are testing various cost effective extraction techniques commonly used in the industry to further improve the recovery of gold and silver from sulfide mineralization to economically justify the mining of the sulfide resource.

Upon achieving planned production rates and positive cash flow for 2009, management intends to increase its efforts on growth and optimization strategies for Hycroft and accretive development opportunities for the Company.

Cost sensitivities:

Based on current life of mine plans, a $10 per barrel movement in the price of WTI oil will impact the annual operating costs for fuel and lubricants for at the Hycroft mine by approximately $1 million.

Non GAAP Measure

Allied Nevada provided a measure of “cost of sales per gold ounce” in this document. The Company believes that in addition to conventional measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), stakeholders use non-GAAP measures to evaluate the Company’s performance and its ability to generate cash flow. The above non-GAAP measure does not have any standardized meaning prescribed by GAAP and, therefore, may not be comparable to similar measures presented by other companies. Accordingly, the above measure is intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. The calculation of this non-GAAP measure is presented below:

(Unaudited)

	Three months ended June 30, 2009	Six months ended June 30, 2009
Cost of sales (000s)	$1,640	$3,748
Less: Silver revenues (000s)	(95)	(150)

Cost of sales, net of by product credit (000s)	$1,545	$3,598
Gold ounces sold	3,944	7,343
Cost of sales per gold ounce	$392	$490

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

Recent Accounting Pronouncements

The Accounting Standards Codification

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 will become the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for the Company’s interim quarterly period ending September 30, 2009. The Company does not expect the adoption of SFAS 168 to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Subsequent Events

In May 2009, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued as defined therein. The provisions of SFAS 165 are effective for the Company as of June 30, 2009. This statement is not expected to result in significant changes in reportable subsequent events through recognition or disclosure, but should alert users of financial statements that management has not evaluated subsequent events after a specified date in the financial statements being presented.

Fair Value Measurements

On January 1, 2009, the Company adopted Financial Accounting Standards Board Statement of Financial Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for non-recurring nonfinancial assets and nonfinancial liabilities, which were previously deferred under the provisions of FSP 157-2. The above adoption had no impact on the Company’s consolidated financial position, results of operations, or statement of cash flows.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

The Company adopted Emerging Issues Task Force issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009. The effect of this guidance is described in Note 13.

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

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “target”, “budget”, “may”, “schedule” and similar words or expressions identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among others:

•	Business-related risks including:

•	Risks related to our limited operating history;

•	Risks relating to operation of the Hycroft Mine including:

•	uncertainties relating to obtaining or retaining approvals and permits from governmental regulatory authorities;

•	risks of shortages of equipment or supplies; and

•	risks of inability to achieve anticipated production volume or manage cost increases;

•	Risks related to the heap leaching process, including but not limited to gold recovery rates, gold extraction rates, and the grades of ore placed on our leach pads;

•	Risks relating to fluctuations in the price of gold;

•	The inherently hazardous nature of mining activities;

•	Uncertainties concerning estimates of reserves and mineralized material;

•	Uncertainty of being able to raise additional capital on favorable terms or at all;

•	Risks relating to intense competition within the mining industry;

•	Our dependence on outside sources to place mineral properties into production;

•	Potential effects on our operations of U.S. federal and state governmental regulation, including environmental regulation and permitting requirements;

•	Risks of significant cost increases;

•	Uncertainties concerning availability of additional equipment and supplies;

•	Risks that we may lose key personnel or fail to attract and retain personnel;

•	Risks that we may experience difficulty in managing our growth;

•	Potential challenges to title in our mineral properties;

•	Risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval;

•	Risks that our acquisition, exploration and evaluation activities will not be commercially successful; and

•	Risks relating to our dependence on third parties that are responsible for exploration and development on some of our properties;

•	Risks related to our common stock, including:

•	Potential volatility in the trading price and volume of our common stock;

•	Risks inherent in accurately valuing our common stock; and

•	Potential adverse effect of exercise of warrants or options and future sales of our common stock on the trading price of our common stock.

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

We are exposed to risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar. As described in Note 11 to the Condensed Consolidated Financial Statements, in March 2009, the Company entered into a Credit Agreement denominated in Canadian dollars. At June 30, 2009, borrowings on the Credit Agreement totaled approximately $6.9 million (CDN$ 8.0 million) and must be repaid by September 2010. Interest rates on borrowings are at a fixed rate of 15 percent per annum compounded and payable monthly. Borrowings under the Credit Agreement are translated into U.S. dollars at the closing exchange as of the relevant balance sheet date. Adjustments resulting from the translation of borrowings under the Credit Agreement are recorded in our income statement. If the Canadian dollar were to appreciate 1% against the U.S. dollar, the impact would be a decrease of approximately $0.1 million in our net income. Interest on borrowings is translated at the average exchange rates for each relevant period. Although interest expense on the Credit Agreement is subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our financial condition or results of operations.

As of June 30, 2009, the Company has cash and short-term Canadian dollar denominated investments of CDN$11.0 million ($9.4 million). The Company intends to convert these balances to U.S. dollars to meet its cash requirements. During this conversion process the Company believes its exposure to foreign exchange movements would be limited as gains and losses on Canadian dollar assets would largely offset any losses and gains on the above Canadian dollar Credit Agreement.

In addition to the above foreign currency denominated Credit Agreement, the Company has entered into four significant capital lease agreements for mine equipment as described in Note 9 to the Condensed Consolidated Financial Statements. Each capital lease has a 60 month term at inception with a fixed monthly lease payment. Additionally, we do not have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate exposure to be insignificant at this time.

ITEM 4.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Allied Nevada’s internal control over financial reporting during the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.

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

The following proposals were submitted to a vote of our shareholders at our Annual Meeting of Stockholders on June 17, 2009 together with results thereon. For additional information see the Company’s Definitive Schedule 14A filed with the Securities and Exchange Commission on May 15, 2009.

Proposal One - Election of Directors

The following directors were elected to hold office until the next Annual Meeting of Stockholders or until their successors, if any are duly elected and qualified as follows:

	Votes
Director	For	Withheld
Robert M. Buchan	39,022,072	7,149,353
Scott A. Caldwell	39,384,521	6,786,904
John W. Ivany	43,398,892	2,772,533
Cameron A. Mingay	36,921,644	9,249,781
Terry M. Palmer	45,498,383	673,042
Carl Pescio	39,082,106	7,089,319
D. Bruce Sinclair	45,488,068	683,357
Robert G. Wardell	43,339,340	2,832,085

Proposal Two - Ratification of Appointment of Independent Auditor

The appointment of Ehrhardt Keefe Steiner & Hottman PC as the Company’s independent auditor was ratified by 45,881,055 votes for, 249,337 votes against, and 41,033 votes abstained.

Proposal Three - Approval of Amendments to the Allied Nevada 2007 Stock Option Plan

The Company’s 2007 Stock Option Plan and the Company’s Restricted Share Plan (the “RSU Plan”) (collectively, the “Plans”) were amended to permit 5,700,000 shares of common stock under the 2007 Stock Option Plan and 1,200,000 shares of common stock under the RSU Plan, as previously approved by stockholders, to be made available for grant or award under either the 2007 Stock Option Plan or the RSU Plan together with other miscellaneous amendments. As amended, a total of 6,900,000 shares of common stock are available under both Plans. This number is reduced by (i) the number of shares of common stock subject to restricted share rights granted and outstanding under the RSU Plan, (ii) the number of shares of common stock subject to options granted and outstanding under the Company’s 2007 Stock Option Plan, (iii) the number of shares of common stock issued upon the exercise of restricted share rights under the RSU Plan, and (iv) the number of shares of common stock issued from time to time under the 2007 Stock Option Plan. Additionally, the proposal included provisions authorizing the Compensation Committee to elect for awards granted under the RSU Plan to qualify as “performance based compensation” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and providing the Compensation Committee with the discretion to allow options issued under such plan, that would otherwise be terminated earlier as a result of the termination, death or disability of the option holder, to continue for a longer period not exceeding their original expiry date. The above proposal was approved by 34,052,875 votes for, 3,726,221 votes against, 84,890 votes abstained, and 8,307,439 non-votes.

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

ALLIED NEVADA GOLD CORP.
(Registrant)

Date: August 7, 2009	By:	/s/ Scott A. Caldwell
Scott A. Caldwell
President and Chief Executive Officer

Date: August 7, 2009	By:	/s/ Hal D. Kirby
Hal D. Kirby
Vice President and Chief Financial Officer