Form 10-Q
period 2009-09-30
Allied Nevada Gold Corp.
filed 2009-11-06
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

73,548,088 shares of Common Stock, $0.001 par value, outstanding at October 30, 2009

ALLIED NEVADA GOLD CORP.

FORM 10-Q

For the Quarter Ended September 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share amounts)

	(Unaudited)
	September 30, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$98,313	$16,511
Inventories - Note 3	5,123	2,258
Ore on leach pads - Note 4	29,441	2,737
Prepaids and other - Note 16	3,004	1,238

Current assets	135,881	22,744

Restricted cash - Note 5	13,958	12,637
Plant and equipment, net - Note 6	34,158	29,294
Mine development costs - Note 7	8,090	8,827
Reclamation premium and asset retirement cost asset	1,921	2,174
Mineral properties - Note 8	35,992	36,583

Total assets	$230,000	$112,259

Liabilities:
Accounts payable	$10,088	$7,944
Amounts due to related parties - Note 17	142	191
Accrued liabilities and other - Note 16	2,971	1,057
Capital lease obligations, current portion - Note 9	1,220	602
Asset retirement obligation, current portion - Note 10	98	98

Current liabilities	14,519	9,892

Other accrued liabilities	857	—
Deferred royalty income	765	634
Capital lease obligations, long-term portion - Note 9	4,976	2,392
Asset retirement obligation, long-term portion - Note 10	5,866	5,735

Total liabilities	26,983	18,653

Commitments and Contingencies - Note 21

Shareholders’ Equity:
Common stock - Note 14 ($0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: 73,349,740 at September 30, 2009 and 57,433,144 at December 31, 2008)	73	57
Additional paid-in-capital	314,744	195,381
Share capital subscribed	784	—
Accumulated deficit	(112,584)	(101,832)

Total shareholders’ equity	203,017	93,606

Total liabilities and shareholders’ equity	$230,000	$112,259

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

(US dollars in thousands, except shares and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenue:
Gold sales	$19,698	$—	$26,566	$—
Silver sales	299	—	449	—

	19,997	—	27,015	—

Operating expenses:
Cost of sales (excludes depreciation, amortization, and accretion)	7,804	—	11,552	—

	12,193	—	15,463	—

Stripping costs	1,231	—	5,136	—
Mine start-up costs	—	2,348	—	2,640
Depreciation and amortization	1,196	314	2,040	539
Exploration and land holding costs	2,130	4,328	3,410	14,810
Impairment of mineral properties	—	—	—	432
Accretion	100	104	295	305
Corporate general and administrative	2,896	2,238	8,264	6,997

Income (loss) from operations	4,640	(9,332)	(3,682)	(25,723)

Interest income	9	271	37	819
Interest expense	(621)	(602)	(924)	(1,825)
Gain (loss) due to change in value of equity-linked financial instruments - Note 13	42	—	(5,152)	—
Net foreign exchange gain (loss)	1,144	(95)	485	48
Other income (expense)	(80)	11	(80)	207

Net income (loss)	$5,134	$(9,747)	$(9,316)	$(26,474)

Earnings (loss) per share:
Basic:
Weighted average number of shares outstanding	65,365,768	57,355,048	60,489,032	52,139,470
Income (loss) per share - Note 18	$0.08	$(0.17)	$(0.15)	$(0.51)

Diluted:
Weighted average number of shares outstanding	67,195,604	57,355,048	60,489,032	52,139,470
Income (loss) per share - Note 18	$0.08	$(0.17)	$(0.15)	$(0.51)

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(US dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Cash flows from operating activities:

Net income (loss) for the period	$5,134	$(9,747)	$(9,316)	$(26,474)

Adjustments to reconcile net income (loss) for the period to net cash used in operating activities:

Depreciation and amortization	1,196	314	2,040	539
Amortization of deferred loan costs	73	581	87	1,748
Accretion	100	104	295	305
Impairment of mineral interests	—	—	—	432
Stock-based compensation	1,033	857	2,914	3,031
Foreign exchange loss	484	—	1,018	313
(Gain) loss on disposal of mineral interests	80	(13)	80	(209)
(Gain) loss due to change in fair value of equity-linked financial instruments	(42)	—	5,152	—

Change in operating assets and liabilities:
Inventories	1,289	(870)	(2,526)	(1,695)
Ore on leach pads	(8,365)	(362)	(23,608)	(362)
Prepaids and other	(1,752)	(861)	(1,766)	(782)
Accounts payable and amounts due to related parties	614	1,025	2,093	6,509
Reclamation expenditures	(164)	—	(164)	—
Accrued liabilities and other	2,311	412	2,770	463

Net cash provided by (used in) operating activities	1,991	(8,560)	(20,931)	(16,182)

Cash flows from investing activities:
Additions to plant and equipment	(3,262)	(5,395)	(4,291)	(25,223)
Additions to mine development costs	(250)	(4,962)	(560)	(7,800)
Increase in restricted cash	(1,298)	(80)	(1,320)	(6,992)
Proceeds on disposal of mineral property	—	—	—	1,000
Proceeds on disposal of plant and equipment	—	25	—	25
Proceeds from AMR receipts	49	162	130	634

Net cash used in investing activities	(4,761)	(10,250)	(6,041)	(38,356)

Cash flows from financing activities:
Proceeds on issuance of common stock	101,151	228	115,801	74,678
Offering costs	(5,139)	—	(5,139)	(5,166)
Proceeds from term loan	—	—	6,348	9,744
Repayment of term loan	(7,366)	—	(7,366)	(10,057)
Payment of loan costs	—	—	(87)	(1,748)
Repayments of principal on capital lease agreements	(408)	(63)	(783)	(102)

Net cash provided by financing activities	88,238	165	108,774	67,349

Net increase (decrease) in cash and cash equivalents	85,468	(18,645)	81,802	12,811

Cash and cash equivalents, beginning of period	12,845	51,561	16,511	20,105

Cash and cash equivalents, end of period	$98,313	$32,916	$98,313	$32,916

Supplemental cash flow disclosures:
Cash paid for interest	$557	$21	$943	$275

Non-cash financing and investing activities:
Shares issued in satisfaction of liability for equity-linked financial instruments	3,484	—	9,484	—
Mining equipment acquired by capital lease	1,140	972	3,975	3,163

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(US dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Share- Capital Subscribed	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2008	42,842,594	$43	$121,904	$—	$(22,191)	$99,756
Shares issued under warrant exercises	114,850	—	—	—	—	—
Shares issued under stock option plans	94,018	—	263	—	—	263
Shares issued in public offering	14,375,000	14	74,401	—	—	74,415
Share issuance costs	—	—	(5,166)	—	—	(5,166)
Stock-based compensation	—	—	3,031	—	—	3,031
Net loss	—	—	—	—	(26,474)	(26,474)

Balance, September 30, 2008	57,426,462	$57	$194,433	$—	$(48,665)	$145,825

Balance, January 1, 2009	57,433,144	$57	$195,381	$—	$(101,832)	$93,606
Shares issued under warrant exercises	3,780,850	4	28,835	—	—	28,839
Cumulative effect related to the adoption of ASC 815-40 - Note 13	—	—	(2,896)	—	(1,436)	(4,332)
Shares issued under stock option plans	973,746	1	4,149	—	—	4,150
Shares issued in public offering	11,150,000	11	91,499	—	—	91,510
Share issuance costs	—	—	(5,138)	—	—	(5,138)
Stock-based compensation and RSU plan share issuances	12,000	—	2,914	—	—	2,914
Stock option plan shares subscribed	—	—	—	784	—	784
Net loss	—	—	—	—	(9,316)	(9,316)

Balance, September 30, 2009	73,349,740	$73	$314,744	$784	$(112,584)	$203,017

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

The preparation of the Company’s Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations, estimates of fair value of equity-linked financial instruments, estimates of recoverable gold in leach pad inventories, valuation allowances for deferred tax assets, environmental, reclamation and closure obligations, estimates of fair value for asset impairments, and estimates of the fair value of stock options granted. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and, with the exception of the new accounting pronouncements described in Note 2, follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Allied Nevada for the year ended December 31, 2008.

During the year ended December 31, 2008, the Company transitioned from an Exploration Stage Enterprise to a Production Stage Enterprise as defined in SEC Industry Guide 7. This change resulted from the commencement of production activity at the Hycroft Mine and the significant extraction of precious metals and placement of ore on the Company’s leach pad. Additionally, during the nine months ended September 30, 2009, the Company sold 27,963 ounces of gold and 32,427 ounces of silver. The Company no longer considers itself to be a Development Stage Enterprise as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 915, Development Stage Enterprises (ASC 915). Accordingly, cumulative and other disclosures required by ASC 915 are no longer included in the Company’s financial statements.

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, the metal is delivered, the title has been transferred to the customer, and collectability is reasonably assured. Third party smelting and refining costs are recorded as a cost of sales. All sales for the nine months ended September 30, 2009 were made to one customer.

2. New Accounting Pronouncements

Subsequent Events

In May 2009, the FASB issued Accounting Standards Codification 855, “Subsequent Events” (ASC 855). ASC 855 establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued as defined therein. The provisions of ASC 855 are effective for the Company as of June 30, 2009. The adoption of ASC 855 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

Fair Value Measurements and Disclosures

On January 1, 2009, the Company adopted Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”) for non-recurring nonfinancial assets and nonfinancial liabilities, which were previously deferred. The adoption of ASC 820 had no impact on the Company’s consolidated financial position, results of operations, or statement of cash flows.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

The Company adopted Accounting Standards Codification 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”) on January 1, 2009. The effect of this guidance is described in Note 13.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

3. Inventories

The following table provides the components of inventories at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
In-process inventory	$2,974	$496
Precious metals inventory	347	344
Materials and supplies inventory	1,802	1,418

	$5,123	$2,258

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

4. Ore on leach pads

The following table summarizes ore on leach pads and estimated recoverable ounces:

	September 30, 2009	December 31, 2008
Ore on leach pads (in thousands)	$29,441	$2,737
Estimated recoverable ounces	64,890	4,201

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

The estimates of recoverable gold on the leach pads are calculated from estimated quantities of ore placed on the leach pads, the grade of ore placed on the leach pads (based on assay data) and an estimated recovery percentage.

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

5. Restricted Cash

In 2003, Hycroft Resources and Development, Inc. (“Hycroft”), a wholly-owned consolidated subsidiary, entered into an insurance-backed financial assurance program including a mine reclamation policy and a pollution legal liability policy for the Hycroft Mine. As part of the policy, Hycroft paid an insurance premium and deposited funds in a commutation account used to reimburse reclamation costs and indemnity claims paid by Hycroft. The insurance policy will cover reclamation costs in the event Hycroft defaults on payment of its reclamation costs up to an aggregate of $12.0 million. The insurance premium is being amortized over 14 years and the unamortized reclamation premium cost balance at September 30, 2009 and December 31, 2008 was $0.9 million and $1.1 million, respectively.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

In May 2008 and September 2009, Hycroft established collateral accounts of $6.8 million and $1.3 million, respectively, to support additional surety bonds for the benefit of the Bureau of Land Management (BLM). These additional surety bonds allowed the Company to continue operations at the Hycroft Mine.

Changes in the Company’s restricted cash are summarized below (in thousands):

	Nine months ended September 30,
	2009	2008
Balance, beginning of year	$12,637	$5,586
Additions	1,290	6,800
Interest	31	192

Balance, end of period	$13,958	$12,578

6. Plant and Equipment

The following table provides the components of plant and equipment at September 30, 2009 and December 31, 2008 (in thousands):

	Depreciable life or method	September 30, 2009	December 31, 2008
Mine equipment	3 -10 years	$38,244	$32,036
Buildings and leasehold improvements	3 - 10 years	3,885	3,395
Leach pad	Units of Production	3,120	3,120
Furniture, fixtures, and office equipment	2 - 3 years	475	435
Vehicles	3 - 5 years	843	774
Construction in progress		3,852	2,382

		50,419	42,141
Less: accumulated depreciation		(16,261)	(12,847)

		$34,158	$29,294

Construction in progress consists of capital items which are not yet completed and placed in service. Construction in progress at September 30, 2009 primarily consists of expenditures for a leach pad expansion.

Allied Nevada depreciates its plant and equipment primarily using a straight-line basis over the useful lives of the assets ranging from two to ten years. The leach pad is depreciated on a units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves.

7. Mine Development Costs

Changes in the Company’s mine development costs are summarized below (in thousands):

	Nine months ended September 30,
	2009	2008
Balance, beginning of year	$8,827	$—
Additions:
Mine development drilling and assaying	454	7,846
Capitalized interest	106	198
Other	—	150
Amortization	(1,297)	—

Ending balance, end of period	$8,090	$8,194

Mine development costs are amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

8. Mineral Properties

Changes in the Company’s mineral properties are summarized below (in thousands):

	Nine months ended September 30,
	2009	2008
Balance, beginning of year	$36,583	$76,394
Amortization - royalty rights	(511)	—
Impairments	—	(432)
Sales and other	(80)	(1,450)

Balance, end of period	$35,992	$74,512

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

9. Capital Leases

In June and September 2009, the Company entered into additional capital leases for a haul truck and water truck, which have been included in mine equipment. The Company now has five capital leases for mine equipment, all of which have 60-month terms. The weighted average implicit interest rate for these capital leases is approximately seven percent.

Assets under capital leases are included in Plant and Equipment (Note 6) and are summarized in the table below (in thousands):

	September 30, 2009	December 31, 2008
Mine equipment	$7,718	$3,747
Vehicles	54	54
Less: accumulated depreciation	(844)	(329)

Net assets under capital leases	$6,928	$3,472

The following is a summary of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 2009 (in thousands):

Fiscal Year	Minimum Lease Payment
2009	$521
2010	1,633
2011	1,633
2012	1,597
2013	1,211
2014	573
Less: interest	(972)

Net minimum lease payments under capital leases	6,196
Less: current portion	(1,220)

Long-term portion of net minimum lease payments	$4,976

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

10. Asset Retirement Obligation

Changes to the Company’s asset retirement obligation are summarized below (in thousands):

	Nine months ended September 30,
	2009	2008
Balance, beginning of year	$5,833	$5,300
Accretion	295	305
Reclamation expenditures	(164)	—
Balance, end of period	5,964	5,605

Less: current portion	(98)	(133)

Long-term portion	$5,866	$5,472

Reclamation obligations are secured by surety bonds or irrevocable standby letters of credit in amounts determined by applicable federal and state regulatory agencies. These surety bonds and irrevocable standby letters of credit are in turn secured by cash collateral. See Note 5 to the Condensed Consolidated Financial Statements.

11. Term Loan

In March 2009, the Company entered into a credit agreement (the “Credit Agreement”) with Ionic Capital Corp. (“Ionic”), to borrow CDN$8.0 million. The Credit Agreement was secured by the Company’s mining fleet. Amounts borrowed under the Loan Facility were only to be used by the Company’s wholly-owned subsidiary, Hycroft Resources & Development, Inc. for its general working capital purposes and repayment was due by September 2010. Amounts borrowed under the Credit Agreement could be prepaid in full without penalty, subject to a minimum two month advance written notice of the Company’s intent to prepay. The Credit Agreement included covenants which limited or restricted the Company’s ability to incur additional debt, grant additional liens, pay dividends, redeem or purchase the Company’s own shares, guarantee obligations, or sell assets. The Company was in compliance with all of the above covenants. In September 2009, the Company voluntarily repaid all amounts then outstanding on the Credit Agreement of approximately $7.4 million.

Interest rates on borrowings were fifteen percent per annum compounded monthly. For the three months ended September 30, 2009, the Company recognized interest expense of $0.7 million on the Credit Agreement. Additionally, the Company incurred loan costs totaling $0.1 million, which were fully expensed when the Company voluntarily repaid the amounts then outstanding on the Credit Agreement. Interest costs incurred on the Credit Agreement for the three and nine month periods ended September 30, 2009 of $nil and $0.1 million, respectively, were capitalized and allocated to certain “qualifying assets” pursuant to Accounting Standards Codification 835-20, “Capitalization of Interest Costs” (“ASC 835-20”), and are included in Plant and Equipment (Note 6).

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

DPUs are recorded at fair value on the quarterly award date and are adjusted for changes in fair value. The fair value of amounts granted each period, together with the change in fair value, is expensed. 87,500 DPUs have been awarded year to date, resulting in expense recognition for the three and nine month periods ended September 30, 2009 of $0.5 million and $0.9 million, respectively.

13. Equity-Linked Financial Instruments

The Company adopted Accounting Standards Codification 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”) on January 1, 2009. ASC 815-40 provides that equity-linked financial instruments denominated in a currency other than the issuers’ functional currency are not considered indexed to an entity’s own stock and must be accounted for in accordance with ASC 815, “Derivatives and Hedging”. The Company previously issued 3,785,850 warrants to purchase the Company’s common stock for an exercise price of CDN$5.75 per share that are subject to the guidance in ASC 815-40, all of which were exercised by or expired on July 16, 2009. This guidance requires recognition of the cumulative effect of a change in accounting principle to the opening balance of our accumulated deficit, additional paid in capital, and liability for equity-linked financial instruments as indicated in the table below (in thousands):

	Balance January 1, 2009		Cumulative effect of change in accounting principle
	As reported	As computed under ASC 815-40
Liability for equity-linked financial instruments	$—	$4,332	$4,332
Additional paid-in-capital	195,381	192,485	(2,896)
Accumulated deficit	(101,832)	(103,268)	(1,436)

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

The value of warrants classified as equity-linked financial instruments has been calculated using a binomial pricing model.

Changes in the Company’s liability for equity-linked financial instruments are summarized below (in thousands):

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Balance, beginning of period	$3,526	$4,332 [1]
Non-cash (gain) loss due to change in value	(27)	5,167
Warrants exercised	(3,484)	(9,484)
Gain due to cancellation of warrants	(15)	(15)

Balance, end of period	$—	$—

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

[1]	As restated

The table below is a summary of the 2007 Stock Option Plan at September 30, 2009 and activity during the following periods:

	Nine months ended September 30,
	2009			2008
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	3,928,600	$4.76		2,815,000	$4.34
Granted	—			1,098,500	5.90
Canceled/expired	(321,100)	4.63		—
Exercised	(1,001,692)	4.67		(23,900)	4.30

Outstanding, end of period	2,605,808	4.82	6.3	3,889,600	4.78	7.6

Exercisable, end of period	1,340,629	$4.86	6.3	1,260,923	$4.74	7.8

During the nine months ended September 30, 2009 and 2008, a total of 1,182,468 and 923,329 options vested, respectively. During the nine months ended September 30, 2009 and 2008, the Company recognized stock-based compensation expense of $2.1 million and $2.7 million, respectively, for options granted pursuant to the 2007 Stock Option Plan. During the three months ended September 30, 2009 and 2008, the Company recognized stock-based compensation expense under the 2007 Stock Option Plan of $0.6 million and $0.7 million, respectively. At September 30, 2009 and 2008, there was approximately $2.2 million and $5.8 million, respectively, of unrecognized stock-based compensation cost relating to outstanding unvested options. No options were granted in the nine months ended September 30, 2009. 171,666 stock options were exercised in September 2009 and issued in October 2009. These shares are classified as Share Capital Subscribed in the Condensed Consolidated Statement of Shareholders’ Equity.

The outstanding options at September 30, 2009, under the 2007 Stock Option Plan, are five or ten year non-qualified options that vest in equal one-third installments over two to three years, until fully vested on either the second or third anniversary of the grant date.

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

	Nine months ended September 30,
	2009		2008
	Number of RSUs	Weighted Average Remaining Restricted Period (years)	Number of RSUs	Weighted Average Remaining Restricted Period (years)
Outstanding on January 1,	336,000		300,000
Granted	490,500		—
Exercised	(12,000)		—
Canceled/expired	(6,000)		—

Outstanding, end of period	808,500	1.9	300,000	1.8

Vested, end of period	200,000	—	100,000	—

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Restricted share units vest annually over two to three years, until fully vested on either the second or third anniversary of the grant date. For the nine months ended September 30, 2009, 147,000 RSUs were granted that vested in equal one-third installments over three years and 343,500 were granted subject to achievement of certain financial and operating thresholds. There were no RSUs granted during the nine months ended September 30, 2008. The RSU values are based upon the fair value of the Company’s stock on the date of grant, less estimated forfeitures. The restricted share units are expensed over the requisite service periods. The total stock-based compensation expense recognized under the RSU Plan during each of the nine month periods ended September 30, 2009 and 2008 was $0.8 million and $0.3 million, respectively. The total stock-based compensation expense recognized under the RSU Plan during each of the three month periods ended September 30, 2009 and 2008 was $0.4 million and $0.1 million, respectively. At September 30, 2009 and 2008, there was approximately $3.9 million and $0.8 million, respectively, of unrecognized stock-based compensation cost relating to outstanding restricted share units.

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

The table below is a summary of changes in the Special Stock Option Plan for the periods indicated:

	Nine months ended September 30,
	2009			2008
	Number of Special Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Special Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	290,728	$3.23		427,670	$2.98
Granted	—			—
Canceled/expired	(13,364)	2.38		—
Exercised	(133,696)	2.06		(70,118)	2.34

Outstanding, end of period	143,668	4.50	1.8	357,552	3.14	1.9

Exercisable, end of period	143,668	$4.50	1.8	357,552	$3.14	1.9

3,341 stock options were exercised in September 2009 and issued in October 2009. These shares are classified as Share Capital Subscribed in the Condensed Consolidated Statement of Shareholders’ Equity.

Warrants

The table below is a summary of changes in the Company’s warrants for the periods indicated:

	Nine months ended September 30,
	2009	2008
Outstanding warrants on January 1,	3,785,850	3,785,850
Exercised	(3,780,850)	—
Canceled/expired	(5,000)	—

Outstanding warrants, end of period	—	3,785,850

All warrants originally had a term of two years, an exercise price CAN$5.75, and had an expiration date of July 16, 2009.

Common Stock

In order to fund the reactivation of the Hycroft Brimstone Open Pit Mine in 2008 and later expand the exploration drilling program in 2009, the Company issued and sold 14,375,000 shares of common stock through an underwriting agreement in April 2008 and 11,500,000 shares of common stock through an underwriting agreement in August 2009, which resulted in cash proceeds of $74.4 million and $91.5 million, respectively.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Preferred Stock

The authorized share capital of Allied Nevada includes 10 million shares of undesignated preferred stock with a par value of $0.001 per share. As of September 30, 2009, no shares of preferred stock have been issued.

15. Income Taxes

For the nine months ended September 30, 2009 and 2008, the Company’s effective tax rate was 0%. Although the Company had net income of $5.4 million for the three months ended September 30, 2009, it still had a year to date net loss. Taking into consideration the Company’s year to date loss and its history of net losses, no income tax benefit has been recorded as the Company has set up a valuation allowance for the full amount of the future income tax asset created by the net losses incurred that may be carried forward. This valuation allowance is the primary difference between the benefit that would be recorded at the effective U.S. statutory rate and the amount included in these financial statements.

16. Supplemental Balance Sheet Disclosure

The following table summarizes balance sheet items that are not disclosed elsewhere and represent greater than 5% of total current assets or total current liabilities (in thousands):

	September 30, 2009	December 31, 2008
Prepaids and other
Prepaid mineral claim fees	$1,489	$852
Prepaid insurance	553	212
Major maintenance	675	—
Other prepaids and deposits	287	174

Total prepaids and other current assets	$3,004	$1,238

Accrued liabilities and other
Accrued compensation	$1,477	$1,003
Employment taxes payable	774	54
Other	720	—

Total accrued liabilities and other	$2,971	$1,057

17. Related Party Transactions

Sierra Partners Consulting Agreement

On January 28, 2008, Allied Nevada amended its Investor Relations Services Agreement with Sierra Partners II LLC (“Sierra”) to assist the Company with its investor relations program and to provide consulting and advisory services regarding the North American investor market. Under terms of the amended agreement, Sierra received a monthly retainer of $5,000 and reimbursement of reasonable out of pocket fees and expenses. The amended agreement expired on December 31, 2008 and was renewed in January 2009 on a month-to-month basis. W. Durand Eppler, who was an Allied Nevada director until June 17, 2009, currently serves as President of, and is a partner of, Sierra and, as a result, benefited from this transaction to the extent of his interest in Sierra. Allied Nevada has paid Sierra approximately $42,000 and $72,000 for investor relations and advisory services rendered from January 1 through June 17, 2009 and from January 1 through September 30, 2008, respectively. At September 30, 2009 there were no amounts due to Sierra.

Provision of Legal Services

Cameron Mingay, an Allied Nevada director who was appointed in March 2007, is a partner at Cassels Brock & Blackwell LLP (“Cassels Brock”) of Toronto, Ontario, Canada, which since June 2007 has served as outside counsel to Allied Nevada in connection with Canadian corporate and securities law matters. Allied Nevada has paid Cassels Brock approximately $181,000 and $552,000, respectively, for legal services rendered for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, accounts payable included approximately $142,000 due to Cassels Brock.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Credit Agreement

As described in Note 11, in March 2009, the Company entered into the Credit Agreement with Ionic Capital Corp. (“Ionic”), to borrow CDN$8.0 million. Robert Buchan, Chairman of Allied Nevada’s Board of Directors, as disclosed to the Board of Directors, has participated as an investor in the Credit Agreement. Allied Nevada paid loan costs of approximately $87,000 to Ionic for structuring fees and reimbursement of legal fees relating to the Credit Agreement. During the three and nine month periods ended September 30, 2009 the Company paid $0.5 million and $0.9 million, respectively, of interest to Ionic. In September 2009, the Company voluntarily repaid all amounts due to Ionic.

The Company previously entered into a credit agreement on March 17, 2008 with Ionic, which allowed a subsidiary to borrow up to CDN$27.0 million. Allied Nevada paid $42,000 to Ionic for interest on the March 2008 credit agreement and approximately $1.7 million for a standby and structuring fee, a drawdown fee, and other loan related costs for the nine months ended September 30, 2008.

Exercise of Warrants Issued in Private Placement Financing

In June and July 2009, Ionic Capital Corp. and officers and directors of Allied Nevada exercised warrants issued in connection with the July 2007 private placement at a price of CDN$5.75 per share as follows:

Shares
Ionic Capital Corp.	114,850
Robert Buchan, Chairman	870,000
Scott Caldwell, President and Chief Executive Officer	110,000
Hal Kirby, Vice President and Chief Financial Officer	50,000
James Doyle, Vice President, Technical Services	33,000

1,177,850

18. Income (Loss) Per Share

The weighted average number of shares outstanding at September 30, 2009 and 2008 includes 200,000 and 100,000, respectively, for vested restricted share units that were not issued as of September 30, 2009.

At September 30, 2009 and 2008 were 1,152,424 and 3,904,500 options granted under the Allied Nevada Stock Option Plan outstanding, 68,911 and 357,552 options granted under the Allied Nevada Special Stock Option plan outstanding, and 608,500 and 200,000 unvested restricted share units outstanding. At September 30, 2008 there were 3,785,850 potentially dilutive warrants issued pursuant to a private placement in July 2007. The above were not included in diluted loss per share because inclusion would have been anti-dilutive.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

19. Segment Information

Allied Nevada is currently engaged in the operation of the Hycroft Mine and the evaluation, acquisition, exploration, and advancement, of gold exploration and development projects in Nevada. The Company identifies its reportable segments as those consolidated mining operations or functional groups that represent more than 10% of the combined revenue, profit or loss or total assets of all reported operating segments. Consolidated mining operations or functional groups not meeting this threshold are aggregated at the corporate level for segment reporting purposes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. Segment information as of and for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

As of and for the three months ended September 30,	Hycroft Mine	Exploration	Corporate and Other	Total
2009
Sales	$19,997	$—	$—	$19,997
Income (loss) from operations	8,012	(338)	(3,034)	4,640
Interest income	8	—	1	9
Interest expense	(620)	—	(1)	(621)
Gain due to change in value of equity-linked financial instruments	—	—	42	42
Gain (loss) on foreign exchange	(484)	—	1,628	1,144
Other expense	—	(80)	—	(80)

Net income (loss)	6,916	(418)	(1,364)	5,134
Total assets	99,057	34,135	96,808	230,000
Capital expenditures	3,440	—	72	3,512
2008
Loss from operations	$(6,561)	$(295)	$(2,476)	(9,332)
Interest income	80	—	191	271
Interest expense	(602)	—	—	(602)
Loss on foreign exchange	—	—	(95)	(95)
Other income (expense)	—	12	(1)	11

Net loss	(7,083)	(283)	(2,381)	(9,747)
Total assets	54,111	75,456	33,353	162,920
Capital expenditures	10,349	—	8	10,357

As of and for the nine months ended September 30,	Hycroft Mine	Exploration	Corporate and Other	Total
2009
Sales	$27,015	$—	$—	$27,015
Income (loss) from operations	5,888	(912)	(8,658)	(3,682)
Interest income	30	—	7	37
Interest expense	(923)	—	(1)	(924)
Loss due to change in value of equity-linked financial instruments	—	—	(5,152)	(5,152)
Gain (loss) on foreign exchange	(1,018)	—	1,503	485
Other expense	—	(80)	—	(80)

Net income (loss)	3,977	(992)	(12,301)	(9,316)
Total assets	99,057	34,135	96,808	230,000
Capital expenditures	4,770	—	81	4,851
2008
Loss from operations	$(16,679)	$(1,303)	$(7,741)	(25,723)
Interest income	192	—	627	819
Interest expense	(1,825)	—	—	(1,825)
Gain (loss) on foreign exchange	(313)	—	361	48
Other income (expense)	(1)	209	(1)	207

Net loss	(18,626)	(1,094)	(6,754)	(26,474)
Total assets	54,111	75,456	33,353	162,920
Capital expenditures	32,954	—	69	33,023

20. Fair Value Measurements

The Company’s financial instruments, including cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

The Company adopted Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”), effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. ASC 820 applies to all financial assets and liabilities that are being measured and reported on a fair value basis. Beginning January 1, 2009, the Company also applied ASC 820 to non-financial assets and liabilities.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company uses market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market and income approaches for recurring fair value measurements and utilizes the best available information. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. As of September 30, 2009 and for the nine months ended September 30, 2009, the Company did not have any assets or liabilities measures under a level 1 fair value hierarchy.

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. As of September 30, 2009 and for the nine months ended September 30, 2009, the Company did not have any assets or liabilities measured under a level 2 fair value hierarchy.

Level 3 – Pricing inputs include significant inputs that are generally less observable than objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to ASC 820 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009. As required by ASC 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	Three months ended September 30, 2009				Nine months ended September 30, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities

Equity-linked financial instruments (Note 13):
Balance, beginning of period	$—	$—	$3,526	$3,526	$—	$—	$4,332 [2]	$4,332
Non-cash (gain) loss due to change in value	—	—	(27)	(27)	—	—	5,167	5,167
Warrants exercised	—	—	(3,484)	(3,484)	—	—	(9,484)	(9,484)
Gain due to cancellation of warrants	—	—	(15)	(15)	—	—	(15)	(15)

Balance, end of period	$—	$—	$—	$—	$—	$—	$—	$—

[2]	As restated

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

22. Subsequent Events

Evaluation of Subsequent Events

As required by ASC 855, the Company has evaluated subsequent events through November 5, 2009 and has recognized in the financial statements the effects of material subsequent events that provided additional evidence about the conditions that existed on the date of the Company’s September 30, 2009 balance sheet, including estimates inherent in the process of preparing financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated operating results and financial condition of Allied Nevada Gold Corp. (“Allied Nevada”) for the three and nine month periods ended September 30, 2009 have been prepared based on information available to us as of November 5, 2009. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of the Company for the year ended December 31, 2008 and the related notes thereto filed with the Company’s annual report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Operations

The Hycroft mine poured its first gold on December 7, 2008 and completed its first full year of operations in the third quarter of 2009.

Key operating statistics for the three and nine months ended September 30, 2009 are as follows:

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Ore mined (tons)	3,218,760	8,022,545
Waste mined (tons)	4,097,036	13,019,577

Total material mined (tons)	7,315,796	21,042,122

Ore grade - gold (ounces per ton)	0.0195	0.0211
Ore grade - silver (ounces per ton)	0.2241	0.2200

Ounces sold - gold	20,620	27,963
Ounces sold - silver	21,233	32,427

Average realized price - gold	$955.17	$949.94
Average realized price - silver	$14.22	$14.01

Average spot price - gold	$960.00	$915.18
Average spot price - silver	$14.69	$13.17

Cost of sales, net of byproduct credits (thousands) (1)	$7,505	$11,103
Cost of sales per gold ounce (1)	$364	$397

1.	The term “cost of sales per gold ounce” is a non-GAAP financial measure. Please see the section titled Non-GAAP Measures.

Production continued to ramp up with approximately 19,000 ounces of gold produced in the third quarter of 2009 and the mine continues to work towards achieving “steady-state” production of approximately 8,300 ounces of gold per month. Third quarter production was adversely affected by the delayed receipt of approval to operate the newly constructed cells of the Brimstone leach pad expansion. Consequently, limited pad space availability resulted in ore being placed on the old area of the pad not receiving the optimal 90-day solution application before having fresh ore stacked on top. Once the newly constructed areas of pad were under leach, flushing of solution through the older areas began to allow proper percolation through the entire heap. We expect that when solution breaks through the material we will begin to see an increase in solution flow rates and grades.

While the mine did not achieve planned production for the quarter, management is confident that the mine will achieve these expected mining rates based on the Company’s analysis to date of operational performance at Hycroft, which is confirmed by historical run of mine performance of 100,000 ounces per year. Project to date, at September 30, 2009, approximately 35,400 ounces of gold have been produced.

During the three and nine months ended September 30, 2009, there were approximately 3.2 million and 8.0 million tons of ore mined, and 4.1 million and 13.0 million tons of waste mined, respectively. The average gold grade was 0.0195 and 0.0211 ounces per ton during the three and nine months ended September 30, 2009, respectively. In the first nine months of 2009, higher than expected grades of both gold and silver placed on the pads more than compensates for lower than anticipated ore tonnage placed in the first quarter of 2009. During the first nine months of 2009, ore placed on the pad contained approximately 169,000 ounces of gold (which equates to approximately 96,000 ounces of recoverable gold).

Cost of sales per gold ounce1 decreased in the third quarter of 2009 to $364 per ounce as compared with $392 per ounce in the second quarter of 2009 for an average cost per gold ounce1 sold for the first nine months of 2009 of $397 per ounce. The decrease in average cost of sales per gold ounce1 in the third quarter is primarily attributed to higher recoverable ounces placed on the leach pad and the Merrill-Crowe refinery being brought into operation in the third quarter.

Currently, material being placed on the heap from the Brimstone pit is almost entirely acid-leached altered volcanic material, as compared with historic material, which only contained approximately 10% acid-leached alteration. Preliminary laboratory and bulk field testing indicates that gold recovery from acid-leached material may be up to 70% to 80% and may require slower solution application rates. As these are preliminary results and, generally, controlled laboratory tests often produce recoveries that are higher than those obtained in commercial production, management continues to assume the average recovery of 56.6%. We will continue testing and tracking of recoveries to provide better confidence as to overall recoveries for this type of mineralization. A new detailed geologic model prepared in the quarter showed that material mined for the remainder of 2009 will be predominantly acid-leached material.

Crushing Study Update

As announced on October 26, 2009, we have engaged Mine & Mill Engineering, Inc. to complete the basic engineering, which includes capital and operating cost estimates, for the proposed addition of a crushing system at Hycroft. This work, which we expect to be completed by the end of 2009, is intended to further develop our internal study which suggested the addition of a crushing system at Hycroft would be favorable for maximizing cash flow. A proposed crushing system is expected to consist of a three-stage crushing and screening plant, overland conveyors and a stacking tower. This system would be capable of crushing six million tons per annum, to a final product size of 80% passing 1/2 inch minus. Based on crusher circuit capacity and mining rates, we expect that approximately 60% of the ore mined each month would be crushed. Subject to additional metallurgical testing and final engineering, we anticipate that the purchase and installation of equipment would take place in 2010 for initial production in early 2011.

If we are able to achieve an average recovery rate of 68% for both run of mine and crushed ore and a continued 30% increase in tons mined, we believe that gold production at Hycroft could be increased by up to 45% in the first five years following full implementation of the crushing and conveying system.

Estimates for operating and capital costs in our internal study, as well as throughput and metals recovery rates are based on historic recovery and cost data and independent operating cost data in the region. The internal study used a capital cost estimate of approximately $25 million, an operating cost of $1.25 per ton of ore crushed, and an expected gold recovery of approximately 75%. The study indicated that if we were to selectively crush the higher grade ore, we might achieve gold grades that are up to 25% higher than the average gold grade of the deposit of 0.55 grams per tonne. The internal study used an assumed silver recovery of 10%.

Exploration Update

On September 3, 2009, Allied Nevada’s Board of Directors approved a $6.4 million enhanced exploration program for 2009. Four drills are currently active at Hycroft, two reverse circulation and two core drills, with the goal of drilling approximately 40,000 meters in 2009.

The exploration program has been designed to upgrade oxide and sulphide resources to the reserve category, further increase the reserve and resource base, and provide data and material to aid in advancing optimization programs and completing a feasibility study for sulphide mineralization at Hycroft. For the remainder of 2009, drilling will focus on Vortex zone in-fill drilling, Vortex step-out drilling and testing selective geophysical anomalies. The program will also focus on collecting representative samples from various areas of the mine to complete further metallurgical testwork on oxide, sulphide and mixed mineralization. Additional targets to be assessed in 2009?10 include Cut-5 exploration, Bay Area & Boneyard delineation, silver delineation and Albert zone exploration. We believe that mineralization is open to the north, south, west and at depth. The next 16 months of this program involves drilling of approximately 122,000 meters.

We continue to evaluate opportunities to maximize the value of the regional exploration properties through joint ventures, royalties or the divestiture of exploration land packages controlled by the Company. While we have engaged in discussions with various parties from time to time, there are no agreements or commitments in place.

Results of Operations

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

Allied Nevada had net income during the three months ended September 30, 2009 of $5.1 million compared to a net loss of $9.7 million during the same period of 2008. The net increase of $14.9 million is largely due to $20.0 million of revenue from the sale of gold and silver, a $2.2 million decrease in exploration and land holding costs, and a $2.3 million decrease in mine start-up costs compared to the same period in 2008, which was offset by $7.8 million of cost of sales and $1.2 million in stripping costs.

Revenue

During the three months ended September 30, 2009, the Company sold 20,620 ounces of gold at an average price of $955 per ounce for $19.7 million of revenue and 21,233 ounces of silver for approximately $0.3 million of revenue. There were no comparable sales of precious metals in the same period of 2008.

Cost of sales

Cost of sales consists of mining and process costs, together with normal stripping costs that are variable costs of production. For the three months ended September 30, 2009, cost of sales was $7.8 million for 20,620 ounces of gold sold at an average cost of $378 per ounce of gold. The $38 decrease in average cost per ounce of gold sold from the three months ended June 30, 2009 is primarily due to a continuation of the second quarter trend of both higher ore grades mined and ore tons mined compared to the first quarter, which reduced the average cost per ounce.

Stripping costs

Stripping costs represent costs incurred in excess of those considered to be normal and are expensed as incurred. For the three months ended September 30, 2009, stripping costs were $1.2 million. There were no comparable stripping costs in the same period of 2008.

Mine start-up costs

Mine start-up costs represent costs incurred to recommission the Hycroft Mine during 2008, prior to entering the production phase. There were no mine start-up costs in the three months ended September 30, 2009. Mine start-up costs were $2.3 million for the same period of 2008.

Depreciation and amortization

During the three months ended September 30, 2009, depreciation and amortization expense was $1.2 million compared to $0.3 million in the same period of 2008, substantially all of the $0.9 million increase was attributable to the depreciation of the mining equipment, amortization of royalty rights, mine development costs, the leach pad, and the Asset Retirement Cost (ARC) asset, based upon commencement of production at Hycroft.

Exploration and land holding costs

Exploration and land holding costs decreased to $2.1 million during the three months ended September 30, 2009, as compared with $4.3 million during the three months ended September 30, 2008. The decrease of $2.2 million is primarily due to $1.7 million for a third phase drilling program and a sulphide gold and silver resource development drilling program during the third quarter of 2009 compared to $3.8 million for drilling and exploration costs at Hycroft in connection with the exploration drilling program in the same period of 2008.

Accretion

Allied Nevada recorded accretion expense of $0.1 million during the third quarter of 2009 which was essentially the same as the third quarter of 2008. Accretion expense in the three months ended September 30, 2009 was based upon a risk-free credit adjusted rate of 6.6%.

Corporate general and administrative costs

Corporate general and administrative costs increased to $2.9 million in the third quarter of 2009, compared to $2.2 million for the same period in 2008. The increase of $0.7 million is primarily attributable to higher aggregate compensation to employees and directors and higher benefits and employee related costs associated with increased staffing levels compared to the 2008 period.

Interest income

Allied Nevada earned a nominal amount in interest income from both our liquid savings and restricted cash accounts during the third quarter of 2009 compared to $0.3 million during the same period in 2008. The decrease in interest on our liquid savings account is largely attributable to substantially lower interest rates despite higher average cash balances.

Interest expense

Allied Nevada incurred $0.6 million of interest expense during the third quarter of 2009 which was essentially the same as in the third quarter of 2008. Interest expense in both periods was primarily related to the March 2008 and March 2009 credit agreements with Ionic.

Gain (loss) due to change in value of equity-linked financial instruments

For the three month period ended September 30, 2009, the Company recognized a $42,000 non-cash gain due to a change in fair value of warrants, which are considered to be equity-linked financial instruments, as described in Note 13 and subject to the guidance of ASC 815-40. There was no comparable change in value of warrants in the same period of 2008.

Net foreign exchange gain (loss)

For the three month periods ended September 30, 2009, the Company recognized a net foreign exchange gain of $1.1 million compared to a foreign exchange loss of $0.1 million for the same period in 2008. The net increase in the foreign exchange is attributable to the change in exchange rates between the U.S. and Canadian dollar and the Company’s average net Canadian dollar asset (liability) position for the third quarter of 2009 compared to the same period of 2008.

Other income (expense)

Other expense, net was $0.1 million for the three month period ended September 30, 2009 compared to a nominal amount of other income, net for the same period in 2008.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

Allied Nevada had a net loss during the nine months ended September 30, 2009 of $9.3 million compared to a net loss of $26.5 million during the same period of 2008. The decrease in consolidated net loss of $17.2 million is largely due to $27.0 million of revenue from the sale of gold and silver, an $11.4 million decrease in exploration and land holding costs, and a decrease of $2.6 million in mine start-up costs, which was offset by $11.6 million of cost of sales, a loss of $5.2 million attributable to the change in fair value of equity-linked financial instruments (described in Note 13 to the Condensed Consolidated Financial Statements), and $5.1 million of stripping costs.

Revenue

During the nine months ended September 30, 2009, the Company sold 27,963 ounces of gold at an average price of $950 per ounce for $26.6 million of revenue and 32,427 ounces of silver for approximately $0.4 million of revenue. There were no comparable sales of precious metals in the same period of 2008.

Cost of sales

Cost of sales consists of mining and process costs, together with normal stripping costs that are variable costs of production. For the nine months ended September 30, 2009, cost of sales was $11.6 million for 27,963 ounces of gold sold at an average cost of $413 per ounce of gold. The $97 decrease in average cost per ounce of gold sold for the nine months ended September 30, 2009 compared to the six months ended June 30, 2009 is primarily due to a continuation of the second quarter trend of both higher ore grades mined and ore tons mined compared to the first quarter, which reduced the average cost per ounce. There was no comparable cost of sales in the same period of 2008.

Stripping costs

Stripping costs represent costs incurred in excess of those considered to be normal and are expensed as incurred. For the nine months ended September 30, 2009, stripping costs totaled $5.1 million. There were no comparable stripping costs in the same period of 2008.

Mine start-up costs

Mine start-up costs represent costs incurred to recommission the Hycroft Mine during 2008, prior to entering the production phase. There were no mine start-up costs in the nine months ended September 30, 2009. Mine start-up costs were $2.6 million for the same period of 2008.

Depreciation and amortization

During the nine months ended September 30, 2009, depreciation and amortization expense was $2.0 million compared to $0.5 million in the same period of 2008. Substantially all of the $1.5 million increase was attributable to the depreciation of the mining fleet and amortization of royalty rights, mine development costs, and the Asset Retirement Cost (ARC) asset, based upon commencement of production at Hycroft.

Exploration and land holding costs

Exploration and land holding costs decreased to $3.4 million during the nine months ended September 30, 2009, as compared with $14.8 million during the first three quarters of 2008. The decrease of $11.4 million is primarily due to the following:

•

During the nine months ended September 30, 2009, we expensed $2.2 million for a third phase oxide reserve and resource drilling program and a sulphide gold and silver resource development drilling program compared to $11.8 million of drilling and exploration costs at Hycroft in connection with the first phase of the 2008 exploration drilling program in the same period of 2008.

•

During the nine months ended September 30, 2008, we incurred $1.5 million in care and maintenance costs. As the Hycroft Mine was reactivated in the third quarter of 2008, there were no comparable costs for the nine months ended September 30, 2009.

Impairment of mineral interests

Allied Nevada incurred an impairment of $0.4 million for the nine month period ended September 30, 2008 relating to termination of royalty agreements and exploration rights on nine mineral properties by a joint venture partner in April 2008. There were no mineral interest impairments for the nine month period ended September 30, 2009.

Accretion

Allied Nevada recorded accretion expenses of $0.3 million during the first three quarters of 2009 which was virtually equivalent to the amount recorded in the same period of 2008. Accretion expense in the nine months ended September 30, 2009 was based upon a risk-free credit adjusted rate of 6.6%.

Corporate general and administrative costs

Corporate general and administrative costs increased to $8.3 million in the first three quarters of 2009, compared to $7.0 million for the same period in 2008. The increase is primarily attributable to higher aggregate compensation to employees and directors and higher benefits and employee related costs associated with increased staffing levels compared to the 2008 period.

Interest income

Allied Nevada earned a nominal amount in interest income from both our liquid savings and restricted cash accounts during the first three quarters of 2009 compared to $0.8 million during the same period in 2008. The decrease in interest on our liquid savings account is largely attributable to substantially lower interest rates, higher average cash balances.

Interest expense

Allied Nevada incurred $0.9 million of interest expense during the nine months ended September 30, 2009 compared to $1.8 million during the same period in 2008. The interest expense in both periods was largely related to the March 2008 and March 2009 credit agreements with Ionic. The interest expense in the 2009 period was net of $0.1 million capitalizable interest related to the leach pad expansion project and an increase of $0.2 million in interest paid for additional mining equipment under capital lease.

Gain (loss) due to change in value of equity-linked financial instruments

For the nine month period ended September 30, 2009, the Company recognized a $5.2 million non-cash loss due to a change in fair value of warrants, which are considered to be equity-linked financial instruments, as described in Note 13 and subject to the guidance of ASC 815-40. There was no comparable change in value of warrants in the same period of 2008.

Net foreign exchange gain (loss)

For the nine month periods ended September 30, 2009, the Company recognized a foreign exchange gain of $0.5 million compared to a nominal amount for the same period in 2008. The net gain increase is attributable to the change in exchange rates between the U.S. and Canadian dollar and the Company’s average net Canadian dollar asset (liability) position for the first three quarters of 2009 compared to the same period of 2008.

Other income (expense)

Other expense, net was $0.1 million for the nine month period ended September 30, 2009 compared to other income, net of $0.2 million in the same period of 2008.

Financial Position, Liquidity and Capital Resources

Cash used in operations

Cash used in operations was $20.9 million for the nine months ended September 30, 2009, compared to $16.2 million in the same period of 2008. The increase of $4.7 million was primarily attributable to the following:

•

In the nine months ended September 30, 2009, cash used to place ore on leach pads, produce precious metals inventory, and to acquire supplies inventory increased to $23.6 million, $2.1 million, and $0.4 million, respectively, compared to cash used to place ore on leach pads and to acquire supplies inventory of $1.7 million and $0.4 million, respectively, in the same period of 2008.

•

The change in accounts payable balances resulted in a $6.5 million source of cash in the 2008 period compared to a $2.1 million source of cash in the 2009 period, resulting in a $4.4 million increase in cash used in operations.

•	In 2008, amortization of deferred loan costs provided $1.7 million in cash compared to $0.1 million in the same period of 2009, resulting in a $1.6 million increase in cash used in operations.

•

The above increases in cash used in operations were offset by a $17.2 million decrease in the net loss, a $5.2 million non-cash loss attributable to the change in fair value of equity-linked financial instruments, a decrease in cash used for accrued and other liabilities of $2.3 million, and an increase in depreciation and amortization of $1.5 million.

Cash used in investing activities

Cash used in investing activities was $6.0 million in the nine months ended September 30, 2009 compared to $38.6 million in the same period of 2008. The decrease of $32.3 million is largely due to the following:

•

In the nine months ended September 30, 2009, we acquired $4.3 million of equipment compared to $25.2 million of equipment consisting primarily of the purchase of a used mining fleet in the same period of 2008.

•

In the nine months ended September 30, 2009, we incurred $0.6 million in mine development costs attributable to proven and probable reserves at the Hycroft mine compared to $7.8 million in mine development costs incurred in the same period of 2008.

•

In May 2008, the Company established a $6.8 million collateral account to support an additional surety bond in the amount of $6.8 million for the benefit of the Bureau of Land Management (BLM), which allowed the Company to resume mining operations at the Hycroft mine, compared to a $1.3 million collateral account required in the nine months ended September 30, 2009.

•

During the nine months ended 2009, the Company entered capital leases for a haul truck and water truck for $2.8 million and $1.1 million, respectively, compared to two capital leases for a total of $2.2 million in mining equipment during the 2008 period. These amounts are reflected as non-cash financing and investing activities on our Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2009.

•

In the nine months ended September 30, 2008, we received $1.0 million of proceeds from the sale of the Company’s 50% interest in the Hamilton-Treasure Hill mineral property. There were no comparable sales of mineral properties in the same period of 2009.

Cash provided by financing activities

The net cash provided by financing activities was $108.8 million in the nine months ended September 30, 2009 compared to $67.2 million during the same period of 2008. The increase of $41.6 million in cash provided by financing activities is the result of the following factors:

•

The Company issued 14,375,000 shares of common stock through an underwriting agreement in April 2008 and 11,500,000 shares of common stock through an underwriting agreement in August 2009, which resulted in cash proceeds of $74.4 million and $91.5 million, respectively. Allied Nevada incurred $5.2 million and $5.1 million of costs in connection with the April 2008 and August 2009 offerings, respectively.

•

In the first three quarters of 2009, Allied Nevada received $19.4 million proceeds from the exercise of 3,780,850 warrants and $4.9 million proceeds from the exercise of options. There were no comparable warrant exercises and the Company received $0.3 million of proceeds from the exercise of options in the same period of 2008.

•

During the nine months ended September 30, 2009, Allied Nevada borrowed $6.3 million from Ionic pursuant to a 2009 Credit Agreement and repaid $7.5 million, including deferred loan costs, for a net cash use of $1.1 million. During the nine months ended September 30, 2008, Allied Nevada borrowed $9.7 million from Ionic pursuant to a 2008 Credit Agreement and repaid $11.8 million, including deferred loan costs, for a net cash use of $2.1 million.

Liquidity and capital resources

Based upon our current operational assumptions and mine plans, we believe our cash on hand, anticipated operating cash flow from the Hycroft Mine, proceeds from the potential sale of mineral interests and advanced minimum royalty payments, if any, and the exercise of stock options will be adequate to meet our liquidity needs and fund the planned capital expenditures for the next year.

At September 30, 2009, our total assets were $230.0 million compared to $112.3 million at December 31, 2008. The increase in total assets is primarily attributable to the $86.4 million net funds received from the August 2009 public issuance and $29.6 million increase in ore on leach pad and inventory balances. At September 30, 2009, working capital was $121.4 million compared to working capital of $12.9 million at December 31, 2008. The increase in working capital is primarily due to net funds raised in the August 2009 public issuance and proceeds received from the exercise of warrants originally issued in a July 2007 private placement.

At September 30, 2009, we had cash and cash equivalents totaling $98.3 million. All cash equivalents were invested in high quality short-term money market instruments, including government securities, bankers’ acceptances, bank notes, certificates of deposit, commercial paper and repurchase agreements of domestic and foreign issuers. At September 30, 2009, we had no funds invested in asset-backed commercial paper.

In September 2009, the Company voluntarily repaid all amounts then outstanding under its 2009 Credit Agreement with Ionic Capital Corp. The Credit Agreement terminated as of the date of repayment and at September 30, 2009, the Company has no lines of credit in place.

Off-balance sheet arrangements

Allied Nevada has no off-balance sheet arrangements.

Outlook

The Hycroft mine is well into the commissioning phase and, while the mine has been progressing towards achieving steady-state production rates of approximately 8,300 ounces per month, this is a start-up operation and certain factors have adversely affected full year production for 2009.

Ore release has been hindered by delays in permitting the construction and operation of the new heap leach pad. The permit was received approximately one month later than expected. As a result, we were required to begin short-cycling ore under leach (not allowing the ore the proper time to saturate with solution and leach) due to the limited pad space. Additionally, the solution application rate was reduced to allow the proper percolation of solutions through the acid leach material, further delaying the release of solution from the pads.

We believe that once the acid leach material is fully saturated, gold production from the leach pad should improve significantly. However, given the inherent complexity of the heap leach process, the permitting delays and the volume of acid-leach material, it is difficult to predict the timing of solution release and resulting production increases. Based on current mine production plans, the mine is expected to reach steady-state monthly production of 8,300 ounces of gold by year end 2009.

Cost of sales per gold ounce1 has been declining over the first nine months of 2009 and is now expected to be approximately $390-$410 for 2009. While cost of sales per gold ounce sold has been below $400 for the past two quarters, this is not necessarily indicative of costs going forward.

Current spot metals prices are higher than expected and, should the trend continue through the year, will have a significant positive impact on revenue.

We continue to review the viability of various opportunities which have the potential to increase production, decrease costs and generally add value at Hycroft. These opportunities include:

1)	Improve gold and silver grade: improve the operating efficiencies of the Merrill Crowe and Carbon in Leach plants by ‘stacking’ the pregnant solution thereby increasing the grade of gold and silver.

2)	Addition of crush/convey system: an internal study completed in September suggested the addition of a crushing system at Hycroft may be beneficial to maximizing cash flow. Mine & Mill Engineering, Inc. has been contracted to assess the operating and capital costs associated with implementing a crushing system. Further metallurgical testing is underway to assess the improvement crushing and placing ore on the leach pads adds to the recovery of gold and silver as compared with run of mine ore.

3)	Sulfide resource: we believe a substantial amount of mineralization may be contained in the sulfide layer directly below the oxide resource. We are testing various cost effective extraction techniques commonly used in the industry to further improve the recovery of gold and silver from sulfide mineralization to economically justify the mining of the sulfide resource.

Upon achieving planned production rates and positive cash flow for 2009, management intends to increase its efforts on growth and optimization strategies for Hycroft and accretive development opportunities for the Company.

Cost sensitivities:

Based on current life of mine plans, a $10 per barrel movement in the price of WTI oil will impact the annual operating costs for fuel and lubricants at the Hycroft mine by approximately $1 million.

Non-GAAP Measures

Allied Nevada provided non-GAAP measures of “cost of sales per gold ounce” in this document. The Company believes that, in addition to conventional measures prepared in accordance with United States generally accepted accounting principles (U.S. “GAAP”), stakeholders use non-GAAP measures to evaluate the Company’s performance and its ability to generate cash flow. The above non-GAAP measure does not have any standardized meaning prescribed by GAAP and, therefore, may not be comparable to similar measures presented by other companies. Accordingly, the above measure is intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The calculation of this non-GAAP measure is presented below:

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Cost of sales (thousands)	$7,804	$11,552
Less: Silver revenues (thousands)	$(299)	$(449)

Cost of sales, net of byproduct credits (thousands)	$7,505	$11,103
Gold ounces sold	20,620	27,963
Cost of sales per gold ounce sold	$364	$397

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

Recent Accounting Pronouncements

Subsequent Events

In May 2009, the FASB issued Accounting Standards Codification 855, “Subsequent Events” (ASC 855). ASC 855 establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued as defined therein. The provisions of ASC 855 are effective for the Company as of June 30, 2009. The adoption of ASC 855 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

Fair Value Measurements and Disclosures

On January 1, 2009, the Company adopted Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”) for non-recurring nonfinancial assets and nonfinancial liabilities, which were previously deferred. The adoption of ASC 820 had no impact on the Company’s consolidated financial position, results of operations, or statement of cash flows.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

The Company adopted Accounting Standards Codification 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”) on January 1, 2009. The effect of this guidance is described in Note 13.

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

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “target”, “budget”, “may”, “schedule” and similar words or expressions identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among others:

•	Business-related risks including:

•	Risks related to our limited operating history;

•	Risks relating to operation of the Hycroft Mine including:

•	uncertainties relating to obtaining or retaining approvals and permits from governmental regulatory authorities;

•	risks of shortages of equipment or supplies; and

•	risks of inability to achieve anticipated production volume or manage cost increases;

•	Risks related to the heap leaching process, including but not limited to gold recovery rates, gold extraction rates, and the grades of ore placed on our leach pads;

•	Risks relating to fluctuations in the price of gold;

•	The inherently hazardous nature of mining activities;

•	Uncertainties concerning estimates of reserves and mineralized material;

•	Uncertainty of being able to raise additional capital on favorable terms or at all;

•	Risks relating to intense competition within the mining industry;

•	Our dependence on outside sources to place mineral properties into production;

•	Potential effects on our operations of U.S. federal and state governmental regulation, including environmental regulation and permitting requirements;

•	Risks of significant cost increases;

•	Uncertainties concerning availability of additional equipment and supplies;

•	Risks that we may lose key personnel or fail to attract and retain personnel;

•	Risks that we may experience difficulty in managing our growth;

•	Potential challenges to title in our mineral properties;

•	Risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval;

•	Risks that our acquisition, exploration and evaluation activities will not be commercially successful; and

•	Risks relating to our dependence on third parties that are responsible for exploration and development on some of our properties;

•	Risks related to our common stock, including:

•	Potential volatility in the trading price and volume of our common stock;

•	Risks inherent in accurately valuing our common stock; and

•	Potential adverse effect of exercise of options and future sales of our common stock on the trading price of our common stock.

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

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The gold price fell to a 20-year low of $253 in July 1999 and has risen significantly since that time to reach a level of $865 by December 31, 2008 and has since risen to $1,054 on October 21, 2009. The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time.

As of September 30, 2009, we do not consider the risks associated with changes in foreign exchange rates between the U.S. dollar and the Canadian dollar to be material to our financial condition or results of operations as a result of our voluntary repayment of the Ionic term loan as described in Note 11 and the conversion of substantially all of the net proceeds from the August 2009 offering from Canadian to U.S. dollars. On September 30, 2009, cash and cash equivalents included CDN $3.0 million dollars ($2.8 million). Allied Nevada intends to use these Canadian dollar balances to pay its Canadian vendors.

In addition, the Company has entered into five significant capital lease agreements for mine equipment as described in Note 9 to the Condensed Consolidated Financial Statements. Each capital lease has a 60 month term at inception with a fixed monthly lease payment. Additionally, we do not have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate exposure to be insignificant at this time.

ITEM 4.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Allied Nevada’s internal control over financial reporting during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. The Company is not aware of any material current, pending, or threatened litigation.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Allied Nevada’s annual report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Underwriting Agreement, dated as of August 18, 2009, among Allied Nevada Gold Corp., GMP Securities L.P., Genuity Capital Markets, Cormark Securities Inc., Dundee Securities Corporation and RBC Dominion Securities Inc. (Incorporated by reference to Exhibit 11 of the registrant’s Form 8-K filed on August 19, 2009)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED NEVADA GOLD CORP. (Registrant)

Date: November 5, 2009	By:	/S/ SCOTT A. CALDWELL
Scott A. Caldwell
President and Chief Executive Officer

Date: November 5, 2009	By:	/S/ HAL D. KIRBY
Hal D. Kirby
Vice President and Chief Financial Officer