Form 10-K
period 2009-12-31
Allied Nevada Gold Corp.
filed 2010-03-12
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-33119

ALLIED NEVADA GOLD CORP.

(Exact name of Registrant as specified in its charter)

Delaware	20-5597115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9790 Gateway Drive, Suite 200, Reno Nevada 89521

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting Common Stock held by non-affiliates as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $403,407,486 based on the last reported sale price of the Common Stock on the NYSE Amex on that date.

Number of shares outstanding of the registrant’s Common Stock as of March 2, 2010: 73,887,000

Documents Incorporated by Reference:

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A for the 2010 Annual Meeting of Stockholders are hereby incorporated by reference into this report. See Part III.

Note Regarding Forward-Looking Statements

In addition to historical information, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included herein and in press releases and public statements by our officers or representatives, that address activities, events or developments that management of Allied Nevada expects or anticipates will or may occur in the future, are forward-looking statements, including but not limited to such things as future business strategy, plans and goals, competitive strengths, expansion expectations (including with respect to Hycroft) and growth of our business, expectations regarding the purchase and installation of equipment for the proposed crushing system and the anticipated benefits of such system, the availability of outside contractors, results of exploration drilling programs at Hycroft, current estimates of gold oxide mineralized material, potential for upgrading and expanding oxide gold mineralized material and extension of life of the oxide project, results of evaluation of underlying sulphide mineralization at Hycroft, future gold and silver prices, production, sales and cost of sales, expectations regarding fuel prices, availability and timing of capital, anticipated cash flows, estimated completion dates, operations, proven or probable reserves, mineralized material, timing and amount of capital and exploration expenditures and capital requirements, expectations regarding timing and results of the anticipated resource and resource update in the second quarter of 2010 and metallurgical testing and feasibility studies, expectations regarding gold recovery, expectations regarding acceleration of mine rate and production improvements, and cash operating costs.

These statements can be found under “Part I—Item 1. Business”, Part I—Item 1A. Risk Factors”, Part I—Item 2. Properties”, Part I—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere throughout this Annual Report on Form 10-K. The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “target”, “budget”, “may”, “schedule” and similar words or expressions identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among others:

•	Business-related risks including:

•	Risks related to our limited operating history;

•	Risks relating to the operation of the Hycroft Mine including:

•	uncertainties relating to obtaining or retaining approvals and permits from governmental regulatory authorities;

•	risks of shortages of equipment or supplies; and

•	risks of inability to maintain production volume or manage cost increases;

•	Risks that our acquisition, exploration and evaluation activities will not be commercially successful;

•	Risks relating to fluctuations in the price of gold and silver;

•	The inherently hazardous nature of mining activities;

•	Uncertainties concerning estimates of reserves and mineralized material;

•	Uncertainty of being able to raise additional capital on favorable terms or at all;

•	Risks relating to intense competition within the mining industry;

•	Our dependence on outside sources to place mineral properties into production;

•	Potential effects on our operations of U.S. federal and state governmental regulation, including environmental regulation and permitting requirements;

•	Risks of significant cost increases;

•	Uncertainties concerning availability of equipment and supplies;

•	Risks relating to our dependence on third parties that are responsible for exploration and development on some of our properties;

•	Risks that we may lose key personnel or fail to attract and retain personnel;

•	Risks that we may experience difficulty in managing our growth;

•	Potential challenges to title in our mineral properties;

•	Risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval; and

•	Risks related to the heap leaching process, including but not limited to gold recovery rates, gold extraction rates, and the grades of ore placed on our leach pads.

•	Risks related to our common stock, including:

•	Potential volatility in the trading price and volume of our common stock;

•	Risks inherent in accurately valuing our common stock; and

•	Potential adverse effect of future sales of our common stock on the trading price of our common stock.

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

PART I

Item 1.	Business

Allied Nevada Gold Corp. is primarily a gold producer which operates the Hycroft Mine and has a large number of prospective exploration claims in the State of Nevada. At May 15, 2009, Allied Nevada had Proven and Probable Mineral Reserves of 1.1 million ounces of gold and an aggregate land position of approximately 386 square miles (621 square kilometers). Assuming current life of mine plans, it is estimated that the proven and probable reserves would be mined and processed for approximately five years.

Allied Nevada’s corporate headquarters is located at 9790 Gateway Drive, Suite 200, Reno, Nevada 89521. In this report, “Allied Nevada”, the “Company”, “our” and “we” refer to Allied Nevada Gold Corp and/or our affiliates and subsidiaries.

Formation of Allied Nevada

Initial Corporate Organization

Allied Nevada Gold Corp. commenced operations in May 2007. We were incorporated under the laws of Delaware on September 14, 2006 and until May 10, 2007 we were a wholly-owned subsidiary of Vista Gold Corp. (“Vista”), a corporation incorporated under the laws of the Yukon Territory, Canada.

We commenced our operations on May 10, 2007, following Vista’s transfer to us of its Nevada-based mining properties and related assets, along with cash, and the transfer to us by Carl Pescio and Janet Pescio (the “Pescios”) of their interests in certain Nevada mining properties and related assets. In this document, we sometimes use the terms “Vista Nevada Assets” and “Pescio Nevada Assets” to refer to, respectively, Vista’s Nevada-based mining properties and related assets, and the Pescios’ interests in certain Nevada mining properties and related assets that were transferred to us pursuant to the Arrangement Agreement that we entered into with Vista and the Pescios on September 22, 2006, as amended. Before the Arrangement Agreement transactions were completed, we had no properties or property interests, were not yet conducting business operations and had no shareholders other than Vista.

The new common shares of Vista and the shares of Allied Nevada common stock began trading on May 10, 2007, on the NYSE Amex, and the Toronto Stock Exchange (“TSX”).

In July 2007, Allied Nevada completed a private placement for gross proceeds of CDN$17,000,000. We issued 3,696,000 units consisting of one common share and common share purchase warrant. The proceeds of the private placement were for the exploration and development of the Hycroft Mine and for general corporate purposes.

In September 2007, the Board of Directors approved the re-opening of the Hycroft Mine (“Hycroft Development Program”). The Hycroft Development Program involved re-opening the Hycroft Mine and heap leach facilities which had been placed on a care and maintenance program due to low gold prices since 1998.

In April 2008, we completed a financing and issued 14,375,000 common shares for gross proceeds of CDN$75,468,7550. Proceeds from the financing were to fund the reactivation of the Hycroft Mine and to continue oxide and sulphide exploration activities at Hycroft.

In December 2008, initial production was achieved at the Hycroft mine with 1,000 ounces of gold and 3,000 ounces of silver produced.

In August 2009, we completed a cross-border financing and issued 11,150,000 common shares for gross proceeds of CDN$100,350,000. Proceeds from the financing were to fund an expanded oxide and sulphide exploration program at Hycroft and general corporate purposes.

Segment Information

We have operating segments of Hycroft Mine, Exploration Properties, and other. The Hycroft Mine operating segment contains the exploration and operational activities at our wholly-owned Hycroft mine located in Nevada. The exploration properties segment contains the exploration and development activities on the remaining mineral properties owned by the Company. The other operating segment primarily contains the corporate overhead functions of the Company. Please see Note 20 to our Consolidated Financial Statements for information related to our business segments.

General Description of the Business of Allied Nevada

        Allied Nevada owns the Hycroft Mine, the Maverick Springs (a 45% joint venture with Silver Standard Resources Inc. “Silver Standard”), Mountain View, Hasbrouck, Three Hills and Wildcat projects, the Contact and other Nevada properties previously owned by Vista, the Pony Creek/Elliot Dome property package and the exploration rights to more than a hundred other earlier-stage exploration properties. See “Part I—Item 2. Properties”. All of these properties are located in the state of Nevada.

We operate the wholly-owned Hycroft Mine, which is located 54 miles west of Winnemucca, Nevada. The Hycroft Mine is an open pit, heap leach gold mine that is expected to produce silver as a byproduct of the gold recovery process. All currently identified ore reserves will be mined by open pit methods with a typical drill, blast, load, and haul cycle from two pits; the Brimstone Pit and the Cut-5 pit. Presently, all ore-grade material placed on the leach pad will be run-of-mine. In 2010, the mine will integrate a crushing system capable of crushing 12,000 tonnes of ore per day. Ore will be selectively crushed based on ore type and grade. Once this system is in place, both crushed ore and run-of-mine ore will be placed on the leach pad. The pregnant solution will be processed using a Carbon in leach solution recovery process (“CIL process”) and a Merrill-Crowe zinc-precipitation process (“Merrill-Crowe process”). Based on current operating performance and life of mine plans, management believes the Hycroft Mine has achieved full production capacity and expects annual gold production to be approximately 100,000 ounces in 2010. Management also believes that the mining of the current proven and probable reserves will permit the Company to produce gold at these production levels for each of the next five years. Management intends to continue its oxide exploration program with the objective of identifying additional proven and probable reserves that can extend the current mine life. Management also intends to continue its exploration of the sulphide mineralization and its economic evaluation of the feasibility of bringing a sulphide mine into production. Please refer to “Item 2. Properties and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information”.

In addition to operating the Hycroft Mine, Allied Nevada is engaged in the evaluation, acquisition, exploration and advancement of gold exploration and development projects in the State of Nevada. Management continues to seek opportunities to improve the value of the gold projects that we own or control through exploration drilling, introducing technological innovations, potential joint venture partners and developing properties into operating mines. We expect that emphasis on gold project acquisition and development will continue in the future.

Principal Products

Allied Nevada sold 42,358 ounces of gold and 53,125 ounces of silver during 2009. We generally sell our gold at the prevailing market price during the month in which the gold is delivered to the customer. We recognize revenue from a sale when the price is determinable, the gold has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured.

Most of our revenue will come from the sale of refined gold in the international market. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting of gold, silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% pure gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver are credited to our account or delivered to our buyers. During 2009, our gold revenues were more than 50 times our silver revenues. As such, we consider gold to be a principal product and silver to be a byproduct of the gold recovery process.

Gold Uses. Gold has two main categories of use: fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.

Gold Supply. The supply of gold consists of a combination of current production from mining and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations and private individuals. Based on public information available for the years 2006 through 2008, current mine production has, on average, accounted for approximately 70% of the annual supply of gold. For the first nine months of 2009, mine supply had diminished to approximately 65% as the gold price reached record highs and individuals were persuaded to monetize their physical gold holdings such as jewelry and coins increasing old gold scrap supply.

Gold Prices. The following table presents the annual high, low and average afternoon fixing prices for gold over the past ten years, expressed in US dollars per ounce, on the London Bullion Market.

	Gold Price (USD) on the London Bullion Market
Year	High	Low	Average
2000	313	264	279
2001	293	256	271
2002	349	278	310
2003	416	320	363
2004	454	375	410
2005	536	411	444
2006	725	525	604
2007	841	608	695
2008	1,011	713	872
2009	1,213	810	972
2010 (through March 2, 2010)	1,153	1,058	1,107

Source: London Metal Exchange

On March 2, 2010, the afternoon fixing price for gold on the London Bullion Market was $1,127 per ounce.

Business Strategy

Our business plan was developed with the overriding goal of maximizing shareholder value through the operation of the Hycroft Mine, the exploration and development of our mineral properties, and through strategic partnerships. To achieve this goal, our business plan focuses on three strategic areas:

•	Hycroft Mine

•	Mine Operations

•	Hycroft Exploration Drilling Program

•	Exploration Properties

•	Mergers and Acquisitions

Hycroft Mine

Mine Operations

The Hycroft Mine is located 54 miles west of Winnemucca, Nevada along the border of Humboldt and Pershing Counties, and covers approximately 48,000 acres of mineral rights.

During 2009, Allied Nevada completed its first full year of mining operations at Hycroft. The mine encountered some short-term challenges during the commissioning phase in 2009, which were corrected by year end 2009. These challenges stemmed from a delay in operating the newly constructed areas of leach pad expansion as well as a much higher cyanide consumption than anticipated during the fourth quarter of 2009. Based on current life of mine plans, management believes as of December 31, 2009, that Hycroft has achieved a steady-state production rate and expects to produce 100,000 ounces of gold in 2010. The mine completed a 2.5 million square foot expansion to its Brimstone leach pad in 2009 and construction of a refinery.

At full production, based upon our current assumptions and life of mine plan, the mine is expected to employ 171 workers and will mine approximately 23 million tonnes of material per annum. Management is currently reviewing options to expand oxide gold production. Mining is being accomplished with open pit mining methods and the run-of-mine heap leach process is being used to recover gold from the ore. Silver is produced as a byproduct of the gold extraction process. Solution from the heap leach process is further processed using CIL and Merrill-Crowe process methods. The final product of this process is a doré which contains gold and silver precious metals. The doré is refined by a third-party refinery which produces gold and silver bullions.

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

See “Part I—Item 2. Properties—Operating Properties—Hycroft Mine—Mine Operations”.

Hycroft Exploration Drilling Program

Increase of Oxide Reserves

In 2009, Allied Nevada completed the first phase of an in-fill program designed to improve the confidence level of other mineralized material and upgrade a portion of that material to the Proven and Probable Reserve categories. An updated reserve calculation is expected to be completed in the second quarter of 2010.

Testing of Sulphide Gold and Silver Mineralization

The second objective of the Hycroft exploration drilling program is to continue testing the economic viability of the sulphide gold and silver mineralization on the Hycroft property. During 2009, an exploration campaign was completed designed to collect samples for ongoing metallurgical work and gain data in preparation of a feasibility study for sulphide mineralization. Results of this exploration campaign are expected to be released in the second quarter of 2010. Three phases of metallurgical work have been completed in 2009 with encouraging results to date.

        Any expansion of the Hycroft Mine necessary to exploit any additional reserves that may be established through our Hycroft exploration drilling program that are not located within our current mine plan, will require us to obtain all permits, approvals and consents of regulatory agencies responsible for the use and development of mines in Nevada.

For further discussions concerning these programs, see “Part I—Item 2. Properties—Operating Properties—Hycroft Mine—Hycroft Mine Exploration”.

Exploration Properties

Our Exploration Properties portfolio consists of six advanced properties in Maverick Springs (45% joint venture interest with Silver Standard), Mountain View, Hasbrouck, Three Hills, Wildcat, and Pony Creek/ Elliot Dome and more than 100 earlier-stage exploration properties. Evaluation of these properties is ongoing to determine each property’s economic potential including some drilling and geophysical testing on three of the advanced exploration properties and surface exploration on eight other exploration properties. These programs are success driven and, based on initial results, we may develop exploration programs, enter into joint venture exploration agreements, sell or dispose of these properties.

For further discussions concerning our exploration properties, please see information concerning each property under “Part I—Item 2. Properties”.

Mergers and Acquisitions

We routinely review merger and acquisition opportunities. Our primary focus will be on those opportunities involving precious metal production or near-term production with a secondary focus on other resource-based opportunities. Potential acquisition targets would include private and public companies or individual properties. Although our preference would be for acquisition candidates located in the United States, Allied Nevada will consider opportunities located in other countries where the geopolitical risk is acceptably low.

Financial Information Included in This Document

This Annual Report on Form 10-K includes financial and other information for the years ended December 31, 2005-2009. Prior to May 10, 2007, we were still a wholly-owned subsidiary of Vista. Consistent with our past filings, the financial statements, related discussion and analysis and other financial information in this document were prepared as relates to the subsidiaries of Vista that held Nevada-based mining properties and related assets that were transferred to Allied Nevada as part of the Arrangement Agreement. In our filings prior to the completion of the Arrangement Agreement, we referred to these subsidiaries as “Vista Gold Corp.—Nevada exploration properties” or “Vista Nevada”. Our financial statements do not include any historical financial information on the property interests acquired by Allied Nevada from the Pescios. Accordingly, the financial statements for periods prior to the completion of the Arrangement Agreement as presented in this Annual Report on Form 10-K are those of Vista Nevada, as so termed, and are not indicative of results of operations of Allied Nevada as it is now constituted.

For further information concerning financial information included in this document, please see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Consolidated Financial Statements—Note 1.

Employees

Allied Nevada currently has 177 employees, of which 161 are employed at the Hycroft Mine. As required, Allied Nevada uses consultants with specific skills to assist with various aspects of its project evaluation drill program management, expansion and feasibility studies, due diligence, acquisition initiatives, corporate governance and property management.

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

Available Information

Allied Nevada maintains an internet web site at www.alliednevada.com. Allied Nevada makes available, free of charge, through the Investor Information section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Allied Nevada’s Corporate Governance Guidelines, the charters of key committees of its Board of Directors and its Code of Business Ethics and Conduct are also available on the web site.

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

Allied Nevada’s principal reclamation liability is at the Hycroft Mine. At December 31, 2009, we have posted reclamation bonds totaling $15.7 million. These reclamation bonds are supported by an insurance-backed financial assurance program and a surety bond. Please see Note 8-Restricted Cash to our consolidated financial statements for more information.

In January 2010, Allied Nevada increased its total reclamation bonding to $16.6 million to cover the increased reclamation liability to expand the open pit mines, waste dumps and disturbance related to exploration activities.

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

During 2007, 2008, and 2009, there were no material environmental incidents or non-compliance with any applicable environmental regulations on the properties now held by Allied Nevada. Allied Nevada did not incur material capital expenditures for environmental control facilities during 2007, 2008, or 2009.

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

We are a production-stage venture with minimal operating history as an independent company. We were incorporated in September 2006 and commenced operations in May 2007. Our principal asset, the Hycroft Mine, commenced commercial production by the end of 2009. There is no certainty that we will consistently produce revenue or consistently operate profitably or provide a return on investment in the future. If we are unable to consistently generate revenues or profits, investors might not be able to realize returns on their investment in our common stock or keep from losing their investment.

The estimation of the ultimate recovery of gold and silver contained within the Hycroft heap leach pad inventory (and that of any future mines) is subject to variation, subjective, and requires the use of various techniques. Actual recoveries can be expected to vary from estimations.

The Hycroft Mine utilizes the heap leach process to extract gold and silver from ore. The heap leach process is a process of extracting gold and silver by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained gold and silver, which are then recovered in metallurgical processes. We use several integrated steps in the process of extracting gold and silver to estimate the metal content of ore placed on the leach pad. Allied Nevada has limited experience with this process. Although we refine our estimates as appropriate at each step in the process, the final amounts are not determined until a third-party smelter converts the doré and determines final ounces of gold and silver available for sale. We then review this end result and reconcile it to the estimates we developed and used throughout the production process. Based on this review, we adjust our estimation procedures when appropriate. Due to the complexity of the estimation process and the number of steps involved, among other things, actual recoveries can vary from estimates, and the amount of the variation could be significant and could have a material adverse impact on our financial condition and results of operations.

Each of these factors also applies to future development properties not yet in production. In the case of mines we may develop in the future, we will not have the benefit of actual experience in our estimates with respect to those mines, and there is a greater likelihood that the actual results will vary from the estimates. In addition, development and expansion projects are subject to unexpected construction and start-up problems and delays.

Reserve calculations are estimates only, subject to uncertainty due to factors including metal prices, inherent variability of the ore and recoverability of metal in the mining process.

Reserve estimates may not be accurate. There is a degree of uncertainty attributable to the calculation of reserves and corresponding grades dedicated to future production. Until reserves are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and ore may vary depending on metal prices. Any material change in the quantity of reserves, mineralization, grade or stripping ratio may affect the economic viability of our properties. In addition, there can be no assurance that gold recoveries or other metal recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

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

We prepare estimates of future production for our operations. We develop our estimates based on, among other things, mining experience, reserve estimates, assumptions regarding ground conditions and physical characteristics of ores (such as hardness and presence or absence of certain metallurgical characteristics) and estimated rates and costs of mining and processing. Our actual production may be lower than our production estimates.

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

Although we have recently attained commercial production at the Hycroft Mine, substantial expenditures are required to acquire existing gold properties, to establish ore reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot provide assurance that any gold reserves or mineralized material acquired or discovered will be in sufficient quantities to justify commercial operations at other properties or that the funds required for development can be obtained on a timely basis. Whether income will continue to justify commercial operations at the Hycroft Mine depends on successful mining operations. Factors including costs, actual mineralization, consistency and reliability of ore grades and commodity prices affect successful project development. The reactivation and efficient operation of processing facilities, the existence of competent operational management and prudent financial administration, as well as the availability and reliability of appropriately skilled and experienced consultants also can affect successful project development which, in turn, could have a material adverse effect on our future results of operations.

The price of gold is subject to fluctuations, which could adversely affect the realizable value of our assets and potential future results of operations and cash flow.

Our principal assets are gold reserves and mineralized material. We intend to attempt to acquire additional properties containing gold reserves and mineralized material. The price that we pay to acquire these properties will be, in large part, influenced by the price of gold at the time of the acquisition. Our potential future revenues are expected to be, in large part, derived from the mining and sale of gold from these properties or from the outright sale or joint venture of some of these properties. The value of these gold reserves and mineralized material, and the value of any potential gold production therefrom, will vary in proportion to variations in gold prices. The price of gold has fluctuated widely, and is affected by numerous factors beyond our control, including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns, world supply of gold and speculative activities. The effect of these factors on the price of gold, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the price of gold would adversely affect our asset values, cash flows, potential revenues and profits.

Mining, exploration, development and operating activities are inherently hazardous, and if we incur material leases or liabilities in excess of our insurance coverage, our financial position could be materially and adversely affected.

Mineral exploration, development, and operating a mine involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, that we could elect not to insure Allied Nevada against such liabilities due to high premium costs or other reasons, in which event, we could incur significant costs that could have a material adverse effect on our financial condition.

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

We may depend on outside sources to place our mineral deposit properties into production.

Our ability to place our properties into production may be dependent upon using the services of appropriately experienced personnel or contractors and purchasing additional equipment, or entering into agreements with other major resource companies that can provide such expertise or equipment. There can be no assurance that we will have available to us the necessary expertise or equipment when and if we place our mineral deposit properties into production. If we are unable to successfully retain such expertise and equipment, our development and growth could be significantly curtailed.

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

Our results of operations are materially affected by conditions in the domestic capital markets and the economy generally. The stress experienced by domestic capital markets that began in the second half of 2007 has continued and substantially increased in both 2008 and 2009. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil and gas prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions.

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

Our development in the future will be highly dependent on the efforts of key management employees, namely, Robert Buchan, our Executive Chairman, Scott Caldwell, our President and Chief Executive Officer, Hal Kirby, our Executive Vice President and Chief Financial Officer, and other key employees that we hire in the future. Although we have entered into employment agreements with key employees as determined by Allied Nevada, we do not have and currently have no plans to obtain key man insurance with respect to any of our key employees. As well, we will need to recruit and retain other qualified managerial and technical employees to build and maintain our operations. If we are unable to successfully recruit and retain such persons, our development and growth could be significantly curtailed.

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

There are uncertainties as to title matters in the mining industry. Any defects in such title could cause us to lose our rights in mineral properties and jeopardize our business operations.

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

Carl and Janet Pescio own approximately 10.0% of the issued and outstanding shares of Allied Nevada. In addition to being a major stockholder, Mr. Pescio is a director of Allied Nevada. Because of the Pescios’ major shareholding and Mr. Pescio’s position on the Allied Nevada Board, the Pescios could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us or entrenching our management or the board of directors, which could conflict with the interests of our other stockholders and, consequently, could adversely affect the market price of our common stock.

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

Our success may be dependent on the efforts and expertise of third parties with whom we have contracted. Certain properties in which Allied Nevada holds interests are subject to third party contracts. Third parties are responsible for exploration and discovery with respect to certain of Allied Nevada’s mineral properties and related assets. Such third parties are not under Allied Nevada’s control or direction. We are dependent on such third parties for accurate information with respect to our mining properties and related assets and the progress and development of such properties and assets. The third parties control the time of exploration and, if warranted, the development of certain of Allied Nevada’s mining properties and related assets. A third party may be in default of its agreement with Allied Nevada, without our knowledge, which may put the property and related assets at risk.

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

Future sales of substantial amounts of our common stock or equity-related securities in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. As of March 2, 2010, 73,887,000 shares of our common stock were outstanding. We cannot predict the effect, if any, that future sales of our common stock, or the availability of our shares for future sale, will have on the trading price of our common stock.

Allied Nevada may be considered a “foreign investment entity” which may have adverse Canadian tax consequences for its Canadian investors.

Under proposed legislation contained in former Bill C-10, amendments to Canadian tax rules were proposed by the Minister of Finance (Canada) regarding the taxation of certain interests in non-resident entities that are “foreign investment entities” (“FIE”) to be generally applicable for taxation years commencing after 2006 (the “FIE Proposals”). Parliament was dissolved on September 7, 2008, before the FIE Proposals were enacted. As part of the January 27, 2009 Federal Budget, the Minister of Finance (Canada) announced that the government would be reviewing the FIE Proposals and submissions made to the government thereon before proceeding with any amendments regarding the taxation of FIE. There can be no assurance that the FIE Proposals will ultimately be enacted in the form set out in former Bill C-10, or at all. The FIE Proposals are exceedingly complex and their application is not clear in certain circumstances. In general terms, the FIE Proposals would apply to require a holder (that is not an “exempt taxpayer”) that holds a “participating interest” (that is not an “exempt interest”) in a FIE to include in income for each taxation year an amount of income or gains computed in accordance with the FIE Proposals, regardless of whether the holder actually receives any income or realizes any gains. For purposes of the FIE Proposals, the Allied Nevada shares would constitute a “participating interest” in the Company.

If the Company is a FIE, a holder of an Allied Nevada share, unless the share is an “exempt interest” to such holder, would be required to include in income for that year an amount determined, in general terms, by applying a prescribed interest rate to the holder’s “designated cost” of the Allied Nevada share at the end of each month ending in the holder’s taxation year, unless the holder makes a valid election to use either the “mark-to-market” method or the “accrual” method. In certain limited circumstances, where a holder of Allied Nevada shares makes a valid election to use the “market-to-market” method, such holder will be required to include in income for that year any gains or losses accrued on the Allied Nevada shares for the year calculated using Canadian tax rules. Where a holder of Allied Nevada shares makes a valid election to use the “accrual” method, such holder will be required to include in income for that year the holder’s proportionate share of Allied Nevada’s income (or loss) for the year calculated using Canadian tax rules. The holder must include in income the amount so determined notwithstanding that the holder may not have received any corresponding cash distribution from the Company. A prospective holder of Allied Nevada shares should consult their own tax advisors with respect to the tax consequences of the FIE Proposals to such holder. To the extent that changes are made to the specific legislation finally implementing the FIE Proposals such changes could result in the Canadian federal income tax considerations described herein being materially different in certain respects.

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

Anti-takeover provisions in our organizational documents and under Delaware law could make a third party acquisition of the Company difficult.

Our certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include the ability of our board of directors to designate the terms of and issue new series of preferred stock and the ability of our board of directors to amend the bylaws without stockholder approval. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless certain specific requirements are met as set forth in Section 203. Collectively, these provisions could make a third party acquisition of the Company difficult or could discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We classify our mineral properties into two categories: “Operating Properties” and “Exploration Properties”. Operating Properties are properties on which the Company operates a producing mine. We currently have one Operating Property, namely the Hycroft Mine as discussed below. Please see below for information about our Operating Properties and Exploration Properties.

Other than the Hycroft Mine, we cannot be certain that any mineral deposits will be discovered in sufficient quantities and grade to justify commercial operations. Whether a mineral deposit will be commercially viable depends on a number of factors, including the particular attributes of the deposit; metal prices, which are highly cyclical; the cost to extract and process the mineralized material; and government regulations and permitting requirements. We may be unable to upgrade our mineralized material to proven and probable reserves in sufficient quantities to justify commercial operations and we may not be able to raise sufficient capital to develop our properties. Estimates of reserves and mineralization herein are subject to the effect of changes in metal prices, and to the risks inherent in mining and processing operations.

In addition, Allied Nevada has acquired seven geothermal leases during 2009 from the BLM. These leases occur in proximity to existing Allied Nevada mineral holdings, and were obtained through competitive bidding.

Operating Properties

Technical Report

The information that follows relating to the Hycroft Mine (other than the information under the heading “Hycroft Exploration Drilling Program”) is derived from, and in some instances is an extract from, the technical report dated May 15, 2009, (the “Hycroft Technical Report”) authored by Scott Wilson, C.P.G. of Scott E. Wilson Consulting, Inc. (“Wilson Consulting”) in respect of the Hycroft Mine and its reactivation, as well as from our current assumptions and life of mine plan. At the time of the preparation of the Hycroft Technical Report, Mr. Wilson was independent of the Company and was a “qualified person”, as that term is defined in Canadian Securities Administrators’ National Instrument 43-101 (“NI 43-101”).

Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the Hycroft Technical Report which has been filed with certain Canadian securities regulatory authorities pursuant to NI 43-101 and is available for review at www.sedar.com. Allied Nevada expects to file a NI 43-101 technical report with an updated reserve and resource estimate in the second quarter of 2010.

Hycroft Mine

We currently have one Operating Property, the Hycroft Mine, which we also refer to as the “Hycroft Mine” in this document. This mine and related facilities are located 54 miles west of Winnemucca, Nevada. Winnemucca (population 15,000) is a commercial community on Interstate 80, 164 miles northeast of Reno, Nevada. The town is served by a transcontinental railroad and has a small airport. Access to the Hycroft Mine from Winnemucca, Nevada is by means of State Road No. 49 (Jungo Road), a well maintained gravel road. The entrance to the mine is several hundred feet off the road. Well-maintained mine and exploration roads provide access throughout the property. Access is also possible from Imlay and from Lovelock by unpaved roads intersecting Interstate 80. The majority of our employees live in the Winnemucca area.

The mine is situated on the eastern edge of the Black Rock Desert and on the western flank of the Kamma Mountains between Winnemucca and Gerlach, Nevada. There are no streams, rivers, or major lakes in the general area. Elevations in the mine area range between 4,500 and 5,500 ft above sea level.

The Company holds 26 patented and 2,427 unpatented mining claims that constitute our Hycroft Mine Operating Property. The total acreage covered by these claims is approximately 49,000 acres with approximately 1,600 acres related to the patented claims. The details of these claims and the holding requirements are discussed in greater detail in the geology and ore reserve section that follows.

The climate of the region is arid, with precipitation averaging 7.6 inches per year. Temperatures during the summer range from 50°F to greater than 90°F and winter temperatures range from 20°F to 40°F. There is strong surface heating during the day and rapid nighttime cooling because of the dry air. This results in wide ranges in daily temperatures.

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

        The Lewis mine was acquired by Vista in early 1987 from F.W. Lewis, Inc. and the Crofoot mine was acquired by Vista in April 1988. The leasehold interest in the Lewis property along with gold and silver NSRs was purchased from F.W. Lewis, Inc. by Vista on December 13, 2005 in consideration of the payment of $5.1 million. The Crofoot property was originally held under two leases and is now owned by Allied Nevada subject to a 4% net profits interest retained by the former owners. The lease agreements include for the payment of advance royalty payments of $0.1 million in any year where mining occurs on the Crofoot claims. All advance royalty payments are credited against the future payments under the 4% net profits royalty.

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

During 2009, the Hycroft Mine completed its first full year of mining operations and the Company sold 42,358 ounces of gold. The Company mined 24.4 million tonnes of material including 8.9 million tonnes of ore at an average grade of 0.75 g/t gold and 7.58 g/t silver. The mine placed approximately 214,200 ounces of gold on the pad and approximately 2,161,800 ounces of silver (or 121,200 ounces of recoverable gold and 216,200 ounces of recoverable silver). The mine did not achieve management’s expected production rates in 2009 due to a number of operational challenges stemming from a delay in operating the newly constructed areas of leach pad expansion. In addition to these short-term operating challenges at Hycroft, it was discovered in the fourth quarter that cyanide consumption was much higher than anticipated. The acid leach material mined in 2009, for which we have only limited historical operating data, had relatively high sulphur and silver grades requiring a higher cyanide concentration be used. This has resulted in the shortfall in ounces sold in 2009. These issues have been corrected and production levels and leach pad performance are meeting expectation. For the months of January and February 2010, the mine produced approximately 15,300 ounces of gold and approximately 36,300 ounces of silver, indicating the mine has now achieved normal production rates. Current production from the new areas of pad under leach is performing as expected with recoveries and gold release within planned levels. These were short-term issues which management believes have been resolved and should not affect production going forward.

The major activities that occurred during 2009 were as follows:

•

In March 2009, we announced an update to the resource estimate at Hycroft of gold measured and indicated resources of 5.9 million ounces (440.9 million tonnes at 0.43 grams per tonne (“g/t”) using a cut off grade of 0.17 g/t for oxide material and 0.45 g/t for sulphide material) and silver measured and indicated resources of 117.5 million ounces (104.6 million tonnes at 36.12 g/t). Inferred silver resources were 114.9 million tonnes grading 49.78 g/t. The resource estimate was derived from 3,626 holes drilled on the property. The majority of the increase in oxide measured and indicated ounces is due to the result of metallurgical test work on the material contained in the oxide/sulphide boundary zone. Inferred resources declined slightly as more inferred ounces were converted to the measured and indicated category than were replaced by new additions. Proven and probable reserves of 1.1 million ounces of gold (66.4 million tonnes grading 0.55 g/t) from previously reported reserves in September 2008 did not change as a result of this new estimate. A resource update is expected by the end of the first quarter of 2010.

•

In April 2009, we announced positive initial metallurgical results on sulphide mineralization which indicated that the mineralization is amenable to concentration using simple, conventional flotation technology. Rougher flotation results revealed recovery of gold and silver in the high 80% range using a coarse grind with cleaner flotation results indicating an overall flotation concentration in excess of 20:1. This has been confirmed with subsequent testing and ongoing work will continue to identify the most cost effective extraction methods and optimal processing plan for the sulphide mineralization. Additional testing completed in 2009 confirmed these results. Testing of 20 new samples taken from other areas of the mine are nearing completion and results are anticipated by the end of the first quarter of 2010.

•	In July 2009, we completed the construction of a new refinery at Hycroft allowing for the refining of metals on-site, reducing the time to produce and sell doré.

•

In August 2009, we completed a cross-border public offering of 11,150,000 shares of common stock of the Company at a price of CDN$9.00 per common share, for aggregate gross proceeds of approximately CDN$100,350,000. This provided a much stronger balance sheet, thereby allowing the Company more flexibility to accelerate its exploration program to aid in expansion and optimization studies for oxide mineralization and development of a feasibility study for sulphide mineralization.

•

In September 2009, we began an accelerated exploration program at Hycroft following the completion of the August 2009 public offering. In 2009, we drilled 129 holes, totaling approximately 29,000 meters, with an encouraging discovery in the Vortex zone to the south of the Brimstone pit of high-grade silver mineralization. As announced in 2010, this drilling indicates that we may have discovered the mineralizing feeder system; however, further drilling is required to confirm the continuity of this high-grade mineralization.

•

In November 2009, we completed the second phase of the Brimstone leach pad expansion, a 2.4 million square foot expansion on-time and on-budget. All cells of the expansion are now under leach and performing as expected.

•	In 2009, we received a “Sentinels of Safety” award at Hycroft for 2008, highlighting the mine’s excellent safety record.

Capital expenditures in 2010 are expected to be approximately $25 million. At Hycroft, we expect to begin construction on phase three of the Brimstone leach pad expansion in the second quarter of 2010. This phase will increase the available heap leach pad space by a further 3.5 million square feet at a capital cost of approximately $10 million. Construction of this third phase of the expansion is expected to be completed by the end of the third quarter of 2010. In addition, we announced our intention to begin crushing ore at Hycroft in 2010 with the purchase of a mobile crushing system capable of crushing four million tonnes of material per year (or approximately 30% of ore tonnes mined), expected in the first half of the year. With the addition of this system, gold recovery of crushed ore is expected to increase from current run of mine performance of 56.6% to approximately 78% and silver recovery of crushed ore is expected to increase from current run of mine performance of 10% to approximately 30%. Hycroft will also expand the mining fleet with the addition of a second production drill, a D-11 size dozer, primarily to be used for the reclamation of the historic Crofoot leach pad, and other ancillary mining and production equipment.

We are expecting to provide a reserve and resource update in the first quarter of 2010.

Metallurgical test work is escalating with the significant number of samples of oxide and sulphide mineralization attained during the 2009 drill season, and we expect to be releasing results of this test work over the course of the year. A significant portion of the metallurgical test work will focus on property wide sulphide mineralization in preparation of a feasibility study, expected in the first half of 2011.

Geology

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

We currently have 26 patented claims that comprise approximately 1,600 acres and 2,427 unpatented claims that comprise approximately 47,125 acres. Combining the patented and unpatented claims, our claims total approximately 49,000 acres. This claim package was acquired by the Company in a series of transactions:

•

The Crofoot property and approximately 3,500 acres of claims were acquired by Vista in 1988. The Crofoot property, originally held under lease, is owned by Hycroft Resources & Development, Inc. subject to a 4% net profits interest retained by the former owners.

•	The F.W. Lewis property and approximately 8,700 acres of claims were acquired by Vista in early 1987

•	In 2006, approximately 13,100 acres of additional claims were staked by Vista. These claims were around or contiguous to the original Crofoot and F.W. Lewis Claims.

•	In 2008, we staked approximately 22,700 acres of additional claims contiguous to or around the existing Hycroft claims.

•	In 2009, we staked an additional 79 claims contiguous to or around the existing Hycroft land holding.

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

Ore Reserves

Wilson Consulting, Inc. issued the Hycroft Technical Report on May 15, 2009, in accordance with NI 43-101 guidelines. The report and verification of the data employed in the report was undertaken under the supervision of Mr. Scott Wilson, C.P.G., a “qualified person” under NI 43-101 and independent of Allied Nevada. Allied Nevada expects to release an updated reserve and resource statement in a NI 43-101 technical report in the second quarter of 2010.

Wilson Consulting, Inc. prepared this technical report of the Hycroft Mine at our request. This report was intended to provide a technical summary of the Hycroft Mine gold and silver resources and reserves for Allied Nevada. This technical report is written in compliance with disclosure and reporting requirements set forth in the NI 43-101, Companion Policy 43-101CP, and Form 43-101F1 and reconciled as appropriate to conform to SEC Industry Guide 7. Prior to this report, Wilson Consulting, Inc. had authored a technical report pertaining to the Hycroft Mine dated October 17, 2008. The technical information contained in the May 15, 2009 technical report reflects material changes that occurred since the October 2008 report.

Wilson Consulting, Inc. evaluated Allied Nevada’s current economic forecasts and used these criteria to report the proven and probable mineral reserves for the Hycroft Mine. Mining sequences were determined and mining plans were developed. Wilson Consulting, Inc. believed that there had been sufficient evaluations of mining, processing, economic and environmental factors to support the determination of proven and probable reserves for the Hycroft Mine.

Wilson Consulting, utilizing the guidelines prescribed by NI 43-101 and SEC Industry Guide 7, determined proven and probable mineral reserves within a pit design that is economic using a cutoff grade of 0.17 grams per tonne of gold. In compliance with SEC Industry Guide 7, these reported reserves were determined to be economic using a gold price average of $650. This gold price is lower than the maximum gold price allowed for reserve determination. Gold recovery utilizing a run-of-mine heap leach process is estimated to be 56.6% for both proven and probable reserves.

Below is a summary of the mineral reserves and resources per the May 15, 2009 technical report:

Category	Tonnes	g/t Au	Contained ounces Au	Total Waste tonnes	Strip Ratio
	(000’s)			(000’s)
Gold
Proven reserves	42,236	0.55	747,831
Probable reserves	24,134	0.51	395,347

Proven and probable reserves	66,369	0.55	1,143,178	85,256	1.3
Other mineralized material	734,701	0.46

Silver
Other mineralized materials	220,173	41.75

“Mineralized material”, as used in this Form 10-K, although permissible under SEC Industry Guide 7, does not indicate “reserves” by SEC standards. We cannot be certain that any part of the deposits will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves.” You are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

Mine Operations

The mining of our current proven and probable ore reserves in the Brimstone Pit and Cut-5 Pit will be conducted by open pit methods using 200-ton haul trucks, 26-yard wheel loaders and DML blast hole drills. Mining in the Brimstone pit has been designed with five mining phases, and the Cut-5 Pit will be mined in one single top-down mining sequence. Our current mine plans are based upon an annual mining rate of 22 million tonnes of material per year, using 25 foot lifts and three lifts per catch bench.

We are currently in the second phase of five phases of mining in the Brimstone Pit. This phase of mining involves the mining of more ore and less waste, as experienced in the previous phase, and it is expected that the strip ratio will be lower than the average life of mine strip ratio of 1.27:1. In January 2010, the Board of Directors of Allied Nevada approved the purchase of a mobile crushing unit at Hycroft. This crushing unit, capable of crushing twelve thousand tonnes per day to  3/4 inch minus, is expected to be operational by mid-year 2010. Acid leach material, which is relatively soft material and does not require crushing, will make up most of the feed for 2010, and we will transition to harder siliceous ore, which will be processed through the crusher in the second half of 2010. It is anticipated that we will mine out the acid leach material by mid-2011, and we may ultimately add two more similar crushing systems as more siliceous ore feed comes available.

For most of 2010, we will haul and place the ore production from the mine on the Brimstone pad system as run of mine material. Once the crusher is installed, higher grade siliceous ore will be crushed and hauled to the leach pad. The Brimstone pad system is currently comprised of the previously operated Brimstone leach pad and the 3.5 million square foot leach pad expansions we completed in 2008 and 2009. This leach pad system has sufficient capacity to handle our ore placement requirements for 2010. We plan to continually expand this leach pad system in 2010 and future years as production requires. All ore-grade material placed on the leach pad will be cross-ripped to enhance permeability. A network of solution drip lines will be positioned and the run of mine material will be leached with a cyanide solution for a period of 60 to 90 days before another 30 ft high lift of ore is placed on top of the existing lift. Return solution from the pad containing the precious metals is directed to the pregnant solution pond. Gold will be removed from pregnant solutions using a CIL process and at the Brimstone plant using the Merrill-Crowe process. The product from the CIL process will be transported to a third party for processing to recover the precious metals from the carbon and produce a doré containing gold and silver. Doré containing gold and silver will be produced at the Hycroft Mine from the Merrill-Crowe process. Based on previous operating experience 56.6% of the gold placed on the pad as run of mine production is expected to be recovered in the plant. Crushing ore is expected to improve recovery of gold and silver to approximately 78% and 30%, respectively.

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

During 2010, we expect to evaluate a number of alternatives to increase the annual gold production from the Hycroft Mine. The alternatives we are considering include the following:

•

Increasing mining rates in order to increase annual gold production. Initial studies show that the mine plan and process facilities can accommodate a 30% expansion to mining rates. This increased mining rate would be accomplished by the use of a mining contractor or the purchase of additional mining equipment. A 30% increase to the total mining rate would be expected to increase ore production by approximately 3 million tonnes per annum and would increase annual gold production by 15,000- 25,000 ounces per year. Operating costs are expected to be similar to those presently experienced at the mine.

•

By increasing the grade of gold and silver in the pregnant solution, the operating efficiencies of the Merrill-Crowe plant and the CIL plant would improve. The 2010 operating plan includes the expansion of ponds, pumps, piping and leach pads to allow for “stacking” of the pregnant solution (increasing the grade of the pregnant solution). The benefits of this optimization program would not be realized until 2011.

Additionally, we expect to continue our oxide exploration drilling program in 2010 and future years to identify additional proven and probable oxide reserves that could ultimately increase the total amount of gold mined at the Hycroft Mine.

The site receives line current provided by NVEnergy from the northwestern power grid. With the cooperation of the power provider, we inspected the substations, power lines and transformers and repaired and replaced any necessary components.

We currently have water rights, which we believe are adequate to process the planned ore. We have rehabilitated the primary process water well and fresh water well and have developed a new back up process water well.

Hycroft Mine Exploration

Since the formation of the Company in May 2007, Allied Nevada, as of year-end 2009, has drilled a total of 524 holes, for combined total of 120,170 meters, at the Hycroft mine.

Material from all the holes has been assayed using a fire assay procedure for both gold and silver content by one of two independent laboratories.

Upon completion of a drill hole, the hole is surveyed and then plugged. Management of the drill program, sample collection and assay program is being carried out by Allied Nevada. Qualified independent consultants have reviewed all aspects of the exploration program and are expected to conduct regular reviews of the ongoing exploration program.

In 2009, we drilled 129 holes, representing approximately 29,000 meters, with an encouraging discovery in the Vortex zone to the south of the Brimstone pit of high-grade silver mineralization.

As announced in early 2010, this drilling indicates that we may have discovered the mineralizing feeder system; however, further drilling is required to confirm the continuity of this high-grade mineralization. We are expecting to announce a reserve update in 2010, incorporating all drilling to the end of January 2010.

Of the 2009 total program, 30 holes were directed towards infill of the Vortex zone and 64 holes towards infill of the Bay area. The balance of the holes were primarily drilled to obtain material for metallurgical testing of other zones.

A 30,500 meter exploration program has been designed for 2010 with a focus on expanding oxide and sulphide resources, improving the confidence level of oxide resources to the reserve categories, and testing the extent of high-grade silver anomalies encountered at the end of the 2009 drill season. Exploration spending at Hycroft will be success-driven and is expected to be approximately $16 million in 2010. In addition, the Company may conduct targeted surface exploration and drilling on certain of its advanced and exploration properties where the Company believes encouraging exploration opportunities exist.

Management intends to continue exploration drilling on the sulphide system in 2010. Additional metallurgical testing and engineering work in 2010 will be conducted as part of a pre-feasibility study evaluating the economic viability of the sulphide mineralization. The study is expected to be completed in 2011.

The analysis of the current drill results and historical geological information suggests that gold and silver mineralization is hosted along north-south trending zones of approximately 14,000 feet in length. These zones are partially defined laterally by post-mineral faults. The following individual zones, from west to east, currently recognized are: Camel, Cove, Central, Boneyard, Albert, Fire, Brimstone, and Vortex. The 2010 program is planned to include further exploration of the Vortex, Albert, Cut-5 and Bay Area zones.

Any expansion of the Hycroft Mine necessary to exploit any additional reserves that may be established through our Hycroft exploration drilling program that are not located within our current mine plan, will require us to obtain all necessary permits, approvals and consents of regulatory agencies responsible for the use and development of mines in Nevada.

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

Advanced Exploration Properties

Summary Information

Property Name	Approximate Acreage	Original Ownership Interest	Geology	Exploration/ Mining History	Mineralization and Other
Maverick Springs	4,920 acres (246 unpatented)	45%, subject to underlying royalties and annual lease payments of $100,000 (Allied Nevada’s share is 45%).	Sediment hosted disseminated gold/silver system.	Prior exploration and drilling by Vista and Silver Standard Resources Inc. and others.	Mineralized material is estimated at 63.1 million tonnes grading 0.34 g/t gold and 34.29 g/t silver at a silver-equivalent cut-off grade of 34.29 g/t silver. Allied Nevada in joint venture with Silver Standard Resources Inc.

Mountain View	2,560 acres (128 unpatented)	50%, with an option to acquire additional 50% by paying $250,000, subject to underlying 1.0% and 1.5% royalties.	Severance rhyolite hosts gold mineralization under cover.	Previously drilled and explored by others, Vista has drilled on the property.	Estimated 21.0 million tonnes of gold mineralized material grading 0.45 g/t gold at a cut-off grade of 0.21 g/t gold.

Hasbrouck	1,700 acres (22 patented, 63 unpatented)	100%, subject to underlying 2.0% and 1.5% royalties Newmont can back in to 51%.	Gold is hosted in volcanics below sinter deposits of an epithermal, hot spring environment.	Previously explored and drilled by other operators.	Mineralized material above a cut-off of 0.34 g/t gold is estimated at 18.4 million tonnes grading 0.79 g/t gold and 11.0 g/t silver.

Three Hills	300 acres (15 unpatented)	Part of Hasbrouck agreement Newmont can back in to 51%.	Gold occurs in silicification zone where faults cut volcanic rocks.	Previously explored and drilled by other operators.	Gold mineralized material above a cut-off of 0.34 g/t gold is estimated at 5.2 million tonnes grading 0.79 g/t gold.

Wildcat	4,820 acres (5 patented, 236 unpatented)	100%, subject to underlying 0.4-1.0% royalties.	Structurally controlled epithermal gold and silver in volcanic rocks.	Historic small scale mining of veins. Extensively drilled by former operators.	Mineralized material above a cut-off grade of 0.34 g/t gold is estimated at 34.6 million tonnes grading 0.62 g/t gold and 0.55 g/t silver.

Pony Creek/ Elliot Dome	17,900 acres (895 unpatented)	Sold to Mill City along with 8 other Pescio properties, who optioned 60% to Grandview Gold.	Gold is related to felsite breccias and probably to felsic intrusions into graben faults	Newmont explored and drilled 1980-1989, followed by others off and on through present.	Mineralized material above a cut-off grade of 0.51 g/t gold is estimated at 29.4 million tonnes grading 1.51 g/t gold.

Maverick Springs

The Maverick Springs project is located in northeast Nevada at the southeast end of the Carlin Trend belt of gold-silver mineralization, approximately half-way between Elko and Ely, Nevada. A gravel road provides immediate access to the property from the Ruby Valley road. The property consists of 246 claims with a total area of approximately 4,920 acres.

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

On June 9, 2003, Vista entered into an agreement granting Silver Standard Resources Inc. (“Silver Standard”) an option to acquire its interest in the silver mineralized material hosted in the Maverick Springs project. Allied Nevada, as successor to Vista, will retain its 100% interest in the gold mineralized material. The agreement with SSRI is subject to the terms of the Newmont purchase agreement. Under the agreement, Silver Standard was to pay $1.5 million over four years, completing the $1.5 million obligation in 2005. Since Silver Standard has satisfied the $1.5 million obligation, all costs incurred for Maverick Springs are now being shared by the two corporations as stated below. Silver Standard and Vista formed a committee to jointly manage exploration of the Maverick Springs project. Allied Nevada, as successor to Vista, has a 45% vote on the committee, and Silver Standard is the operator and has a 55% vote. Since Silver Standard has completed its $1.5 million in payments, future costs will be shared by Silver Standard and Allied Nevada on the same ratio as established for operation of the management committee: Allied Nevada 45% / Silver Standard 55%, subject to standard dilution provisions.

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

In October 2003, Vista completed a 16-hole reverse circulation program totaling 14,015 feet, in October 2004, Vista completed a 13-hole reverse circulation program totaling 13,015 feet and in August 2006, Vista completed a 18-hole reverse circulation drill program totaling approximately 16,000 feet. In the 4th quarter of 2008, Silver Standard completed a 5-hole program totaling 5,305 feet. These results indicate the potential for bulk-mineable gold-silver mineralization.

Geology

Maverick Springs can be classified as a Carlin-type or sediment/carbonate hosted disseminated silver-gold deposit. Sediment hosted deposits are common within northern Nevada, although the systems are usually gold dominated with relatively minor amounts of silver. Silver and gold mineralization at Maverick Springs has been interpreted as a roughly antiformal or arch-shaped zone with an axis that plunges shallowly to the south and seems to flatten to horizontal over the northern half of the deposit. The limbs of the arch dip shallowly to moderately at 10-30o to the east and west. Overall, the mineralized zone is elongated in the north-south direction with a length of over 6,000 feet, a width of up to 3,000 feet, and a thickness of commonly 100-300 feet.

Mineralization consists of micron-sized silver and gold with related pyrite, stibnite and arsenic sulphides. It is usually associated with intense fracturing and brecciation, with or without accompanying whole-rock silicification or stockwork quartz.

Alteration consists of pervasive decalcification, weak to intense silicification and weak alunitic argillization. Massive jasperoid is common in surface exposures and in drill core. Oxidation has affected all sulphides on surface and is pervasive to a depth of at least 400 feet, intermittent to 900 feet, and generally absent below 1,000 feet.

Based on a third-party technical study performed on behalf of Vista, the Maverick Springs project contains approximately 63 million tonnes of mineralized material with an average grade of 0.34 grams of gold per tonne and 34.29 grams of silver per tonne at a silver-equivalent cut-off grade of 34.29 grams of silver per tonne.

Mountain View

The Mountain View property is located in northwest Nevada near the Blackrock Desert. The property is approximately 15 miles northwest of Gerlach, Nevada in Washoe County; it straddles the boundary between the Squaw Valley and Banjo topographic quadrangles. The property is accessed from Gerlach by traveling approximately 14 miles along Nevada State Highway 447, a paved road, and then approximately one (1) mile east along an unimproved dirt road. On the property, drill roads provide good access to most areas. The property currently consists of 128 claims with a total area of approximately 2,560 acres.

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

Based on a third-party technical study performed on behalf of Vista, the Mountain View project contains approximately 21 million tonnes of gold mineralized material with an average grade of 0.45 grams of gold per tonne at a cut-off grade of 0.21 grams of gold per tonne.

Hasbrouck

The Hasbrouck property is located in southwestern Nevada about 5 miles south-southwest of the town of Tonopah in Esmeralda County, Nevada, adjacent to U.S. Highway 95 and approximately half-way between Reno and Las Vegas. The Hasbrouck property is located about five (5) miles south of Tonopah, Nevada. The property is accessed from Tonopah by traveling south along State Highway 95, which transects the claim block. The project is accessed by a gravel road off of U.S. Highway 95 that connects to a network of dirt drill roads that traverse Hasbrouck Mountain. The property consists of 22 patented lode mining claims and 61 unpatented lode claims that cover an area of approximately 1,300 acres.

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

A third-party technical study was completed for Vista in August 2003 and was updated in August 2006. The Hasbrouck study was developed using data from 54,339 feet of drilling, principally comprised of 105 reverse circulation holes totaling 44,400 feet and 22 rotary drill holes totaling 8,980 feet. The drilling database was compiled from work performed by FMC Gold Co., Cordex Syndicate and Franco Nevada Inc. between 1974 and 1988. Based on this study, mineralized material above a cut-off of 0.34 grams of gold per tonne is 18 million tonnes with an average grade of 0.79 grams of gold per tonne and 10.97 grams of silver per tonne.

Three Hills

Three Hills is located in southwestern Nevada about 1 mile west of the town of Tonopah in Esmeralda County, Nevada, and about 4.5 miles northwest of the Hasbrouck property described above. Access to the site is via county-maintained gravel roads from the northwest end of town. Three Hills consists of 15 unpatented lode claims totaling approximately 201 acres.

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

A third-party technical study was completed for Vista in August 2003 and was updated in August 2006. The Three Hills study included data from 62,874 feet of drilling, comprised of 183 reverse circulation holes totaling 54,657 feet, 45 air-track and rotary holes totaling 6,320 feet and 9 diamond drill holes totaling 1,897 feet. The drilling was completed by Echo Bay Mines Ltd., Eastfield Resources, Saga Exploration and Cordex Syndicate between 1974 and 1996. Based on this study, gold mineralized material above a cut-off of 0.34 grams of gold per tonne was 5 million tonnes with an average grade of 0.79 grams of gold per tonne.

Wildcat

Wildcat is located about 35 miles northwest of Lovelock and 26 miles south of the Hycroft Mine in Pershing County, Nevada. The property is accessed, from Lovelock, by traveling 15 miles along Nevada State Route 399, a paved road, and then approximately 16 miles along a well-maintained gravel road through Sage Valley. The east property boundary is approximately 2.5 miles west of the road through Sage Valley, along a gravel road. Four-wheel drive roads traverse the property. The project consists of 125 unpatented claims and 4 patented claims, comprising 2,500 acres.

During September and October 2003, Vista concluded due diligence reviews and executed formal purchase agreements to acquire the Wildcat project and the associated exploration data in three separate transactions. On September 23, 2003, Vista purchased 71 unpatented mining claims from Monex Exploration. On commencement of commercial production, Allied Nevada will make a one-time production payment in the amount of $500,000. Thirteen of the claims are subject to an underlying 0.4% NSR, and the remaining 58 claims are subject to an underlying 1% NSR.

On October 12, 2003, Vista purchased a 100% interest in the Vernal unpatented mining claim from David C. Mough and Jody Ahlquist Mough.

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

A third-party technical study was completed for Vista in November 2003 and was updated in August 2006. Using data from one underground channel sample, 245 reverse circulation drill holes and 11 diamond drill holes totaling 95,466 feet, gold mineralized material above a cut-off grade of 0.34 grams of gold per tonne was estimated at 35 million tonnes grading 0.62 grams of gold per tonne and 5.49 grams of silver per tonne.

Pony Creek/Elliot Dome Property

The Pony Creek/Elliot Dome Property is located in the Larrabee mining district of Elko County, Nevada, in the southern half of the Carlin Trend, 28 miles southeast of the town of Carlin and 19 miles south of Newmont Gold Company’s Rain Mine. The property is accessed by traveling south from Carlin along State Highway 278 (a paved road), and then west on the Pony Creek Road.

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

The exploration agreement previously in effect with Mill City was terminated in 2009. Allied Nevada is in the process of regaining full title to the property. Pursuant to the agreement previously in effect, Mill City owned a 100% interest in the property and was to pay an NSR of 3%. Escalating annual property payments would have to be made to Allied Nevada and Mill City had the option to purchase 1.0% of the 3.0% NSR for a total of $1 million. Mill City was to pay annual rentals to the BLM of $125 per claim on or before September 1 of each year and appropriate county filing fees to the Elko County Recorder on or before November 1 of each year. Allied Nevada, being the holder of a royalty on the claims, held contractual rights that in certain circumstances would require the record owner to transfer ownership of the claims to Allied Nevada.

Prior to commencement of any surface disturbance, permits must be obtained from the BLM which permits exploration activities and a reclamation bond must also be posted.

Newmont Exploration Ltd. (“Newmont Exploration”) conducted regional exploration programs in search of additional gold deposits along the Carlin trend. In 1980 a stream-sediment sampling program identified anomalous gold and arsenic associated with an altered rhyolite body at what is now the Pony Creek Property. Newmont located 100 claims in 1980 to cover the prospect and located 80 more claims in 1982 to cover additional ground. Newmont began drilling in 1981 and conducted drill programs through 1985. Newmont conducted additional drilling campaigns in 1987 and 1989 with limited success. An option was acquired by Westmont Mining, Inc. in 1990, and in April of 1993 Quest International Management Services, Inc. (formerly Ramrod Gold, Inc.) acquired Westmont. Quest then joint ventured the property with Uranerz U.S.A., Inc. in 1994. Uranerz drilled a total of 15 holes in 1994-1995 before terminating the JV in 1995. In 1997 Quest purchased Newmont’s remaining interest in the property and signed a JV agreement with Barrick. Four holes were drilled by Barrick before they terminated the agreement in 1998. In 1999, Quest International Resources was acquired by Standard Mining Co. and it abandoned the Pony Creek property. Mr. Pescio acquired Pony Creek by staking claims in the fall of 1999. Homestake optioned the property shortly afterward. A year later, after drilling 5 reverse circulation drill holes, Homestake terminated their agreement with Mr. Pescio. Nevada Contact Inc. optioned the property from the Pescios in 2001 and drilled 8 holes before terminating the agreement in early 2003. In July 2003, Mill City optioned the property from the Pescios. The Mill City agreement was terminated in 2009.

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

We will pursue strategic options for the exploration properties that could include joint ventures, royalty agreements, or the sale or release of the mineral property.

Item 3.	Legal Proceedings

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. The Company is not aware of any material current, pending, or threatened litigation.

Item 4.	Reserved.

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

“g/t” means grams per tonne.

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

“Sulphide” means a compound of sulfur and some other element.

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

Our common stock is listed on the NYSE Amex and the Toronto Stock Exchange (“TSX”) under the symbol “ANV”. Allied Nevada commenced trading on each of these exchanges on May 10, 2007. The following table sets out the reported high and low sale prices as reported by the exchanges.

		NYSE Amex ($)		Toronto Stock Exchange (CDN$)
		High	Low	High	Low
2010	1st quarter (through March 2)	16.19	12.18	16.72	13.00
2009	1st quarter	5.85	3.70	7.29	4.59
	2nd quarter	8.85	5.39	10.10	6.40
	3rd quarter	9.79	7.47	10.50	8.70
	4th quarter	15.28	9.14	15.90	9.89
2008	1st quarter	6.75	4.32	6.82	4.36
	2nd quarter	6.64	4.56	6.72	4.58
	3rd quarter	6.60	4.01	6.75	4.35
	4th quarter	5.58	1.65	6.15	2.20

On March 2, 2010, the last reported sale price of our common stock on the NYSE Amex was $14.49 and on the TSX was CDN$15.02. As of March 2, 2010, there were 73,887,000 shares of our common stock issued and outstanding, and we had 166 registered shareholders of record.

We have never paid dividends or repurchased equity. While any future transactions of this nature will be determined by our directors after consideration of our earnings, financial condition and other relevant factors, it is currently expected that available cash resources will be utilized in connection with the ongoing acquisition, exploration and evaluation programs and development projects of Allied Nevada.

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

The following graph compares the performance of Allied Nevada common stock with the performance of the S&P 500 and the PHLX Gold/Silver Sector IndexSM, assuming reinvestment of dividends on December 31 of each year indicated. The graph assumes $100 invested at the per share closing price on NYSE Amex in Allied Nevada and each of the indices on May 10, 2007. Because Allied Nevada’s common stock commenced trading on May 10, 2007, measurement periods are limited to December 31, 2007, 2008, and 2009, respectively.

Recent Sales of Unregistered Securities

The Company had no sales of unregistered securities during the year ended December 31, 2009.

Item 6.	Selected Financial Data

Set forth below are selected consolidated financial data for each of the five fiscal years ended December 31, 2005 through 2009. For all periods prior to the effective date of the Arrangement Agreement, the financial statements from which these data are derived reflect the financial position and results for subsidiaries of Vista that held Nevada-based mining properties and related assets that were transferred to Allied Nevada as part of the Arrangement Agreement (“Vista Nevada”) and do not include any historical information on the properties that were acquired by Allied Nevada from the Pescios, as such acquisition is considered an asset purchase and not the purchase of a business. Please see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis of Presentation” for further information on the derivation of these financial statements. Accordingly, for periods prior to May 10, 2007, the financial statements of Allied Nevada as presented herein are not indicative of results of operations of Allied Nevada as it is now constituted.

We selected the statement of loss data for the year ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2006 and 2005 from Vista Nevada’s audited Consolidated Financial Statements included herein. See “Part II—Item 8. Financial Statements and Supplementary Data.” You should read the information presented below in conjunction with “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of Allied Nevada and Vista Nevada and related notes included herein. See “Part II—Item 8. Financial Statements and Supplementary Data.”

Selected Financial Data

U.S. dollars in thousands

	Years Ended December 31,
Results of operations	2009	2008	2007	2006	2005
Sales	$43,204	$—	$—	$—	$—
Cost of sales	17,411	—	—	—	—
Net income (loss)	8,451	(79,641)	(11,265)	(2,465)	(2,286)
Basic net income (loss) per share	0.13	(1.49)	(0.42)	N/A	N/A
Diluted net income (loss) per share	0.13	(1.49)	(0.42)	N/A	N/A

	December 31,
Financial position	2009	2008	2007	2006	2005
Cash and cash equivalents	$91,581	$16,511	$20,105	$7	$10
Ore on leachpads	34,179	2,737	—	—	—
Current assets	140,788	22,744	21,320	212	162
Mineral properties	35,845	36,583	76,394	8,892	8,986
Plant and equipment	35,367	29,294	1,037	997	1,188
Restricted cash	14,066	12,637	5,586	5,320	5,097
Total assets	252,425	112,259	106,514	17,303	16,863
Current liabilities	15,692	9,892	1,579	162	168
Non-current capital lease obligations	4,700	2,392	12	23	27
Non-current asset retirement obligation	6,167	5,735	5,167	4,663	4,085
Total liabilities	29,245	18,653	6,758	4,848	4,287
Total liabilities and shareholders’ equity	252,425	112,259	106,514	17,303	16,863

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Allied Nevada commenced operations on May 10, 2007, following Vista’s transfer to us of the Vista Nevada Assets, along with cash, and the transfer to us by the Pescios of the Pescio Nevada Assets. Since May 10, 2007, we have been conducting our business of evaluation, acquisition, exploration and advancement of gold exploration and development projects in the state of Nevada. Before the Arrangement Agreement was completed, we had no properties or property interests, were not yet conducting business operations and had no shareholders other than Vista. For periods prior to the effective date of the Arrangement Agreement, the financial statements, related discussion and analysis and other financial information in this document were prepared as relates to the subsidiaries of Vista that held Nevada-based mining properties and related assets that were transferred to Allied Nevada as part of the Arrangement Agreement. In our SEC filings prior to the completion of the Arrangement Agreement, we referred to these subsidiaries as “Vista Gold Corp—Nevada exploration properties” or “Vista Nevada”. Also see “Part I—Item 1.—Business” for discussion of the history and a general description of the business of Allied Nevada and the Company’s business strategy.

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

The discussion and analysis of the consolidated operating results and financial condition of Allied Nevada for the year ended December 31, 2009 has been prepared based on information available to us as of March 2, 2010. This discussion should be read in conjunction with the consolidated financial statements of Allied Nevada for the three years ended December 31, 2009 and the related notes thereto, which have been prepared in accordance with U.S. GAAP. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Outlook

We are through the commissioning phase, and operations at Hycroft have reached a steady-state. In 2010, we are expecting to mine approximately 19 million tonnes of material, including approximately 11 million tonnes of ore at an average grade of 0.56 g/t gold and 9.7 g/t silver. Based on this operating plan, gold sales are expected to be approximately 100,000 ounces at a cost of sales per ounce of gold sold1 of between $400-$450 in 2010. Projected cost of sales per ounce of gold sold for 2010 was determined assuming a gold price of $900/ounce and a fuel price of $90/barrel, and takes into account revenue from silver production as a byproduct credit based on a 2:1 production ratio of silver to gold and a $15/ounce silver price. Projected costs for 2010 are expected to be higher than 2009 actual costs due to anticipated lower grades mined, higher fuel prices (representing approximately $20/ounce) and increased cyanide consumption (representing approximately $19/ounce) in 2010. Based on current life of mine plans, a $10 per barrel movement in the price of West Texas Intermediate (type of crude oil used as a benchmark in oil pricing) oil will impact the annual operating costs for fuel and lubricants at the Hycroft mine by approximately $1 million (or $10 per ounce).

Capital expenditures in 2010 are expected to be approximately $25 million company-wide. At Hycroft, we expect to begin construction on phase three of the Brimstone leach pad expansion in the second quarter of 2010. This phase is expected to increase the available heap leach pad space by a further 3.5 million square feet at a capital cost of approximately $10 million. Construction of this third phase of the expansion is expected to be completed by the end of the third quarter of 2010. In addition, we announced our intention to begin crushing ore at Hycroft in 2010 with the purchase of a mobile crushing system capable of crushing four million tonnes of material per year (or approximately 30% of ore tonnes mined), expected in the first half of the year. With the addition of this system, gold recovery of crushed ore is expected to increase from current run of mine performance of 56.6% to approximately 78% and silver recovery of crushed ore is expected to increase from current run of mine performance of 10% to approximately 30%. Hycroft is also expected to expand the mining fleet with the addition of a second production drill, a D-11 size dozer, primarily to be used for the reclamation of the historic Crofoot leach pad, and other ancillary mining and production equipment.

A 30,500 meter exploration program at Hycroft has been designed for 2010 with a focus on expanding oxide and sulphide resources, converting oxide resources to the reserve categories and inferred sulphide resources to the measured and indicated categories and testing the extent of high-grade silver anomalies encountered at the end of the 2009 drill season. Exploration spending at Hycroft is success-driven and is expected to be approximately $16 million in 2010. In addition, the Company intends to conduct targeted surface exploration and drilling on certain of its advanced and exploration properties where the Company believes encouraging exploration opportunities exist.

We are expecting to provide a reserve and resource update by the end of the first quarter of 2010.

[1]	The term “cost of sales per ounce of gold sold” is a non-GAAP financial measure. See Non-GAAP measures section within this MD&A.

Metallurgical test work is escalating with the significant number of samples of oxide and sulphide mineralization attained during the 2009 drill season, and we expect to be releasing results of this test work over the course of the year. A significant portion of the metallurgical test work will focus on property wide sulphide mineralization in preparation of a feasibility study, expected in the first half of 2011.

The Company continues to review near and long-term opportunities with a view to increasing production, reducing costs and extending the life of the Hycroft mine. These initiatives include:

1.	Mining rate for oxide: The mine is currently processing through approximately 11 million tonnes of run of mine heap leach oxide ore per year. An initial internal study indicated that accelerating this mining rate, with the addition of the crushing system, at a nominal capital cost may improve production by up to 30% with little impact to costs. A decision on an accelerated oxide mine plan is expected to be made in the second quarter of 2010.

2.	Sulphide resource development: Preliminary metallurgical testing completed in 2009 indicated that sulphide material is amenable to simple flotation concentration, and that gold and silver recoveries are approximately 88% and 85%, respectively. We are in the initial stages of preparing a feasibility study to determine the economic viability of mining this sulphide mineralization. It is currently expected that this study will be completed in the first half of 2011.

Non-GAAP Measures

Allied Nevada provides non-GAAP measures of “cost of sales per ounce of gold sold” and “cost of sales, net of byproduct credits” in this document. The Company believes that, in addition to conventional measures prepared in accordance with United States generally accepted accounting principles (U.S. “GAAP”), stakeholders use non-GAAP measures to evaluate the Company’s performance and its ability to generate cash flow. The above non-GAAP measures do not have any standardized meaning prescribed by GAAP and, therefore, may not be comparable to similar measures presented by other companies. Accordingly, the above measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The calculation of these non-GAAP measures are presented in the table below. There were no comparable measures for 2008 as the Company had no sales in 2008:

	Three months ended December 31, 2009	Year ended December 31, 2009
Cost of sales (thousands)	$5,859	$17,411
Less: Silver revenues (thousands)	$(357)	$(806)

Cost of sales, net of byproduct credits (thousands)	$5,502	$16,605
Gold ounces sold	14,395	42,358
Cost of sales per gold ounce sold	$382	$392

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

During the year ended December 31, 2008, the Company transitioned from an Exploration Stage Enterprise to a Production Stage Enterprise as defined in SEC Industry Guide 7. This change resulted from the commencement of production activity at the Hycroft Mine and the significant extraction of precious metals and placement of ore on the Company’s leach pad. Additionally, during 2009, the Company sold 42,358 ounces of gold and 53,125 ounces of silver. The Company no longer considers itself to be a Development Stage Entity as defined in Accounting Standards Codification 915, Development Stage Entities, (“ASC 915”). Accordingly, cumulative and other disclosures required by ASC 915 are no longer included in the Company’s financial statements.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units of production amortization calculations; environmental, reclamation and closure obligations; estimates of fair value for asset impairments; estimates of the fair value of stock options granted; estimates of recoverable gold in leach pad inventories; net realizable value of ore on leach pads; and the valuation allowance for deferred tax assets and uncertain tax positions. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

The recovery of gold from the Hycroft Mine’s oxide ore is accomplished through the heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution, which dissolves the gold contained in the ore. The resulting “pregnant” solution is further processed in a plant where doré is produced. Costs are added to ore on leach pads based on current mining and processing costs, including applicable depreciation, depletion and amortization relating to mining and processing operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.

The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads (measured in tonnes), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage (based on ore type).

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

Precious Metals Inventory

Precious metals inventories include doré and gold and silver bullion. Precious metals that result from the Company’s mining and processing activities are valued at the average cost of the respective in-process inventories incurred prior to the refining process.

Materials and Supplies Inventory

Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

Plant and Equipment

Expenditures for new facilities or equipment and expenditures that extend the useful lives or expand the production capacity of existing facilities or equipment are capitalized and depreciated using the straight-line or units of production method at rates sufficient to depreciate such costs over the estimated productive lives of such facilities based on proven and probable reserves.

Planned major maintenance activities are accounted for using the deferral method. Under the deferral method, applicable costs incurred are deferred and charged to expense on a straight-line basis over the period to the next estimated planned major maintenance, which we estimate to be a period of twelve months based on frequency of such activities for our mining equipment. The activities associated with such planned major maintenance cannot be performed while the equipment is in service and, as such, are completed during a planned major maintenance activity. The costs deferred are not otherwise routinely performed to maintain the intended operating capability of the equipment. Repairs and maintenance activities are charged to expense as incurred.

Mine Development and Stripping Costs

Mine development costs consist primarily of the cost of removing overburden and waste materials (“stripping costs”) incurred prior to production as defined in Accounting Standards Codification 930-330-20, and development drilling and related assaying costs to delineate an ore body. The above costs incurred before mineralization is classified as proven and probable reserves are expensed as incurred.

Normal stripping costs are included as a component of inventory. Stripping costs in excess of those considered to be normal are expensed as incurred.

Mine development costs are amortized using the units of production (“UOP”) method based upon projected recoverable ounces in proven and probable reserves. Projected recoverable ounces are determined by the Company based upon its proven and probable reserves and estimated metal recovery associated with those reserves.

Mineral Properties

Mineral property acquisition costs are recorded at cost and are deferred until the viability of the property is determined. We currently have one Operating Property, the Hycroft Mine (“Hycroft Mine”), which is located approximately 54 miles west of Winnemucca, Nevada. Exploration, mineral property evaluation, option payments, related acquisition costs for mineral properties acquired under an option agreement, general overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. When proven and probable reserves are determined for a property, subsequent development costs on the property would be capitalized. If a project were to be put into production, capitalized development costs would be depleted on the units of production basis determined by the proven and probable reserves for that project.

Advanced minimum royalty (“AMR”) payments are made by the mining operators on certain mineral interests to the Company prior to the commencement of commercial production on the property under lease. After the commencement of commercial production, the mining operator recovers these payments out of production royalty payments due to the Company. Upon receipt, these payments are initially recorded by the Company as deferred income. The related income is recognized when the lessee’s right to offset the AMR against future royalty payments expires or is forfeited upon releasing the mineral interests back to Allied Nevada.

The Company reviews the cost of mineral properties for impairment whenever events and circumstances indicate that a decline in recoverability of their carrying value may have occurred but in any event not less than annually. Where applicable management estimates the expected future cash flows of mineral properties and compares such future cash flows to the carrying amount of the mineral properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future net cash flows, the Company will adjust the carrying amount of such mineral properties to fair value. Other factors used to determine fair value include, but are not limited to, estimates of land value of early stage exploration properties, the value of unproven acreage, the value of advanced minimum royalty agreements, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There were no impairments to the carrying value of mineral properties in 2009 compared to $39.0 million for the year ended December 31, 2008.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior undetected agreements or transfers and title may be affected by such defects.

Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment annually, and at interim periods if events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is determined to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Reclamation and Remediation Costs (Asset Retirement Obligations)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. Such costs include care and maintenance, removal of mining infrastructure, filling in of the mine area, and revegetation of the land. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site in accordance with Accounting Standards Codification 410, “Asset Retirement and Environmental Obligations” (“ASC 410”).

In addition, the related asset retirement costs are capitalized and amortized on a units of production basis. These typically arise from insurance premiums that are paid which enable the Company to acquire the necessary reclamation bonds, required by the Bureau of Land Management (“BLM”) in order to continue mining operations.

Sales

The Company recognizes revenue on gold and silver sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, the metal is delivered, the title has been transferred to the customer, and collectability is reasonably assured. All sales have been made to one customer.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification 718, “Stock Compensation” (“ASC 718”), which requires companies to recognize compensation expense for share-based payments based on the estimated fair value of the awards. ASC 718 also requires tax benefits relating to the deductibility of increases in the value of equity instruments issued under share-based compensation arrangements that are not included in costs applicable to sales (“excess tax benefits”) to be presented as financing cash inflows in the Statement of Cash Flows.

Income (loss) Per Share

Income (loss) per share amounts are only presented for 2009, 2008, and from May 10, 2007 through December 31, 2007 as Allied Nevada was not a publicly held entity prior to May 10, 2007 and was a wholly-owned subsidiary of Vista. Basic loss per share amounts are calculated by using the weighted-average number of common shares outstanding during the year. Diluted income per share amounts reflect the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted unless their inclusion would be anti-dilutive. As the Company incurred a net loss in 2008, and 2007, potential shares to be issued from the assumed exercise of options, warrants, and restricted shares were not included in the computation of diluted earnings per share since their result would be anti-dilutive.

Concentration of Risk

The Company is engaged in the exploitation of gold mineralization at its sole operating property, the Hycroft Mine. Accordingly, it expects the principal source of future revenue to be the sale of gold. A significant and sustained decrease in the price of gold from current levels could have a material and negative impact on the Company’s business, financial condition and results of operations. The market price of gold fluctuates widely and is affected by many factors beyond the Company’s control, including interest rates, expectations regarding inflation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional political and economic conditions, and other factors.

The Company places its cash investments with a single high quality financial institution. Substantially all of the cash and cash equivalents were in excess of FDIC limits. All cash equivalents were invested in high quality short-term money market instruments, including government securities, bankers’ acceptances, bank notes, certificates of deposit, commercial paper and repurchase agreements of domestic and foreign issuers. At December 31, 2009, we had no funds invested in asset-backed commercial paper. The Company has not experienced any losses on its cash investments.

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

Operations

The Hycroft mine poured its first gold on December 7, 2008 and completed its first full year of operations in the third quarter of 2009. Key operating statistics for the three months and year ended December 31, 2009 are as follows:

	Three months ended December 31, 2009	Year ended December 31, 2009
Ore mined (thousands of tonnes)	1,587	8,865
Waste mined (thousands of tonnes)	3,746	15,557

Total material mined (thousands of tonnes)	5,333	24,422

Ore grade - gold (g/t)	0.88	0.75
Ore grade - silver (g/t)	7.72	7.58
Ounces sold - gold	14,395	42,358
Ounces sold - silver	20,698	53,125

Average realized price - gold	$1,099.82	$1,002.67
Average realized price - silver	$17.00	$15.20

Average spot price - gold	$1,099.63	$972.35
Average spot price - silver	$17.57	$14.67

Cost of sales, net of byproduct credits (thousands) [1]	$5,502	$16,605
Cost of sales per ounce of gold sold [1]	$382	$392

During 2009, the Hycroft Mine completed its first full year of mining operations and the Company sold 42,358 ounces of gold and 53,125 ounces of silver in the year ended December 31, 2009. Cost of sales per ounce of gold sold for the year ended December 31, 2009 of $392 was better than the full-year guidance of $460-$480 per ounce previously reported. Better than expected costs were due to lower than anticipated commodity prices, the mining of more ounces due to higher than anticipated grades and treatment of silver as a byproduct credit. The Company mined 24.4 million tonnes of material, including 8.9 million tonnes of ore at an average grade of 0.75 g/t gold and 7.58 g/t silver for the year ended December 31, 2009. The mine placed approximately 214,200 ounces of gold on the pad and approximately 2,161,800 ounces of silver (or 121,200 ounces of recoverable gold and 216,200 ounces of recoverable silver) in the year ended December 31, 2009, which is 25,500 ounces of gold higher than planned, primarily as a result of the higher than anticipated grades.

[1]	The terms “cost of sales per ounce of gold sold” and “cost of sales, net of byproduct credits” are non-GAAP financial measures. Please see the section on “Non-GAAP Measures” in this MD&A.

The mine did not achieve management’s expected production rates in 2009 due to a number of operational challenges stemming from a delay in receiving the permit to operate the newly constructed areas of leach pad expansion. The delay required the mine to short-cycle ore placed on the pad, not allowing the proper percolation of solution through ore before stacking fresh ore on top. Additionally, ore being placed was acid-leach material, which requires a slower application rate and longer leach timing. It was also discovered in the fourth quarter that cyanide consumption was much higher than anticipated. The acid leach material mined in 2009, for which we have only limited historical operating data, had relatively high sulphur and silver grades requiring a higher cyanide concentration to be used. These issues all contributed to the shortfall of ounces sold in 2009. We believe these issues have been corrected and production levels and leach pad performance are now consistent with expectations. For the first two months of 2010, the mine has produced approximately 15,300 ounces of gold and approximately 36,300 ounces of silver, indicating the mine has now achieved expected production rates. Current production from the new areas of pad under leach is performing as expected with recoveries and gold release within planned levels.

The major activities that occurred during 2009 were as follows:

•

In March 2009, we announced an update to the resource estimate at Hycroft of gold measured and indicated resources of 5.9 million ounces (440.9 million tonnes at 0.43 grams per tonne (“g/t”) using a cut off grade of 0.17 g/t for oxide material and 0.45 g/t for sulphide material) and silver measured and indicated resources of 117.5 million ounces (104.6 million tonnes at 36.12 g/t). Inferred silver resources were 114.9 million tonnes grading 49.78 g/t. The resource estimate was derived from 3,626 holes drilled on the property. The majority of the increase in oxide measured and indicated ounces is due to the result of metallurgical test work on the material contained in the oxide/sulphide boundary zone. Inferred resources declined slightly as more inferred ounces were converted to the measured and indicated category than were replaced by new additions. Proven and probable reserves of 1.1 million ounces of gold (66.4 million tonnes grading 0.55 g/t) from previously reported reserves in September 2008 did not change as a result of this new estimate. A resource update is expected by the end of the first quarter of 2010.

•

In April 2009, we announced positive initial metallurgical results on sulphide mineralization, which indicated that the mineralization is amenable to concentration using simple, conventional flotation technology. Rougher flotation results revealed recovery of gold and silver in the high 80% range using a coarse grind with cleaner flotation results indicating an overall flotation concentration in excess of 20:1. This has been confirmed with subsequent testing, and ongoing work will continue to identify the most cost effective extraction methods and optimal processing plan for the sulphide mineralization. Additional testing completed in 2009 confirmed these results. Testing of 20 new samples taken from other areas of the mine are nearing completion and results are anticipated by the end of the first quarter of 2010.

•	In July 2009, we completed the construction of a new refinery at Hycroft allowing for the refining of metals on-site, reducing the time to produce and sell doré.

•

In August 2009, we completed a cross-border public offering of 11,150,000 shares of common stock of the Company at a price of CDN$9.00 per common share, for aggregate gross proceeds of approximately CDN$100,350,000. This provided a much stronger balance sheet, thereby allowing the Company more flexibility to accelerate its exploration program to aid in expansion and optimization studies for oxide mineralization and development of a feasibility study for sulphide mineralization.

•

In September 2009, we began an accelerated exploration program at Hycroft following the completion of the August 2009 public offering. In 2009, we drilled 129 holes, totaling approximately 29,000 meters, with an encouraging discovery in the Vortex zone to the south of the Brimstone pit of high-grade silver mineralization. As announced in 2010, this drilling indicates that we may have discovered the mineralizing feeder system; however, further drilling is required to confirm the continuity of this high-grade mineralization.

•

In November 2009, we completed the second phase of the Brimstone leach pad expansion, a 2.4 million square foot expansion on-time and on-budget. All cells of the expansion are now under leach and performing as expected.

•	In 2009, we received a “Sentinels of Safety” award at Hycroft for 2008, highlighting the mine’s excellent safety record.

Results of Operations

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Allied Nevada had net income during the year ended December 31, 2009 of $8.5 million compared to a net loss of $79.6 million during 2008. The increase from 2008 to 2009 of $88.0 million is largely due to $43.2 million of revenue from the sale of gold and silver, a $39.0 million reduction in non-cash impairments to mineral properties, an income tax benefit of $17.9 million, a decrease of $12.0 million in mine start-up costs, and an $11.1 million decrease in exploration and land holding costs, which was offset by $17.4 million of cost of sales, $8.3 million of stripping costs, and a loss of $5.2 million attributable to the change in fair value of equity-linked financial instruments (described in Note 15 to the Consolidated Financial Statements).

Revenue

During the year ended December 31, 2009, the Company sold 42,358 ounces of gold at an average price of $1,003 per ounce for $42.4 million of revenue and 53,125 ounces of silver at an average price of $15 per ounce for approximately $0.8 million of revenue. There were no comparable sales of precious metals in 2008.

Cost of sales

Cost of sales consists of mining and process costs, together with normal stripping costs that are variable costs of production. For the year ended December 31, 2009, total cost of sales was $17.4 million for 42,358 ounces of gold sold at an average cost of $411 per ounce of gold. Cost of sales, net of byproduct credits1 (reduced by silver revenue) totaled $16.6 million for a cost of sales per ounce of gold sold1 averaging $392 for the year ended December 31, 2009. There were no comparable costs in 2008.

Stripping costs

Stripping costs represent costs incurred in excess of those considered to be normal and are expensed as incurred. For the year ended December 31, 2009, stripping costs totaled $8.3 million. There were no comparable stripping costs in 2008.

Mine start-up costs

Mine start-up costs represent costs incurred to recommission the Hycroft Mine during 2008, prior to entering the production phase. There were no mine start-up costs in the year ended December 31, 2009. Mine start-up costs were $12.0 million in 2008.

Depreciation and amortization

During the year ended December 31, 2009, depreciation and amortization expense was $3.1 million compared to $1.6 million in 2008. Substantially all of the $1.5 million increase was attributable to the depreciation of the mining fleet and amortization of royalty rights, mine development costs, and the Asset Retirement Cost (ARC) asset, based upon commencement of production at Hycroft.

Exploration and land holding costs

Exploration and land holding costs decreased to $5.6 million during the year ended December 31, 2009, as compared with $16.7 million during 2008. The decrease of $11.1 million is primarily due to the following:

•

During the year ended December 31, 2009, we expensed $3.8 million for a third phase oxide reserve and resource drilling program and a sulphide gold and silver resource development drilling program compared to $13.2 million of drilling and exploration costs at Hycroft in connection with the 2008 exploration drilling program. The 2009 drilling program consisted of about 123 drill holes for approximately 94,000 feet drilled, compared to the 2008 drilling program that consisted of about 341 drill holes for approximately 240,000 feet drilled.

•	We did not incur care and maintenance costs in 2009 as the mine was reactivated in the third quarter of 2008, compared to $1.5 million of such costs in 2008.

Impairment of mineral interests

There were no mineral interest impairments for the year ended December 31, 2009 compared to non-cash mineral interest impairments of $39.0 million in the prior year. Non-cash 2008 impairments of $38.6 million resulted from adverse changes in valuation assumptions relating to our exploration properties. Additionally, $0.4 million of non-cash impairments were the result of the termination of royalty agreements and exploration rights on nine mineral properties by a joint venture partner in April 2008.

Accretion

Allied Nevada recorded accretion expenses of $0.4 million during 2009 which was comparable to the amount recorded in 2008. Accretion expense in the year ended December 31, 2009 was based upon a risk-free credit adjusted rate of 6.8%.

[1]	The terms “cost of sales per ounce of gold sold” and “cost of sales, net of byproduct credits” are non-GAAP financial measures. Please see the section on “Non-GAAP Measures” in this MD&A.

Corporate general and administrative costs

Corporate general and administrative costs increased to $12.4 million in 2009, compared to $9.6 million for the same period in 2008. The increase was largely due to higher aggregate compensation and benefit costs for employees associated with increased staffing levels at the corporate office, increased consulting fees for engineering and metallurgical services, and increased stock based compensation for employees and directors.

Interest income

Allied Nevada earned a minimal amount in interest income from both our liquid savings and restricted cash accounts during 2009 compared to $0.9 million during 2008. The decrease in interest on our liquid savings account is largely attributable to substantially lower interest rates, despite substantially higher average cash balances.

Interest expense

Allied Nevada incurred $1.0 million of interest expense during the year ended December 31, 2009 compared to $1.9 million during the same period in 2008. The interest expense in both periods was largely related to the March 2009 and March 2008 credit agreements with Ionic. Interest expense during 2009 was net of $0.1 million capitalizable interest related to the leach pad expansion project and includes $0.3 million in interest paid for additional mining equipment under capital lease. Interest expense during 2008 was net of $0.2 million capitalizable interest related to the mine development project and includes $0.1 million attributable to interest on capital lease obligations.

Loss due to change in value of equity-linked financial instruments

For the year ended December 31, 2009, the Company recognized a $5.2 million non-cash loss due to a change in fair value of warrants, which are considered to be equity-linked financial instruments, as described in Note 15 and subject to the guidance of Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), regarding contracts in an entity’s own stock. Although the warrants described in Note 15 were outstanding in 2008, ASC 815-40 required recognition of a cumulative effect of a change in accounting principle to the opening balances of our accumulated deficit, additional paid in capital, and liability for equity-linked financial instruments. Accordingly, there was no change in fair value recognized in 2008.

Net foreign exchange gain (loss)

For the year ended December 31, 2009, the Company recognized a foreign exchange gain of $0.5 million compared to a foreign exchange loss of $0.3 million in 2008. The net increase is attributable to foreign exchange gains in second half of 2009 related to both changes in exchange rates and between the U.S. and Canadian dollar and increased balances in Canadian accounts following the August 2009 public offering (described in Note 16 to the Consolidated Financial Statements), which was partially offset by losses in 2009 related to changes in exchange rates during the period when the March 2009 Credit Facility was outstanding. The foreign exchange loss in 2008 was attributable to the changes in exchange rates during the period when the March 2008 Credit Facility was outstanding. The 2009 and 2008 credit facilities are described in Note 19 to the Consolidated Financial Statements.

Other income

Other income, net was $0.1 million for the year ended December 31, 2009 compared to other income of $0.8 million in 2008. Other income in 2008 was largely related to $0.2 million non-cash gains from advance minimum royalties that were recognized for exploration rights returned to the Company by joint venture partners, which was offset by a $0.1 million lost on the disposal of mineral interests. In 2008, other income was comprised of gains on the sale of two mineral properties.

Income taxes

The Company provided a valuation allowance against its net deferred tax assets of $25.4 million as of December 31, 2009, since it cannot conclude that it is more likely than not that $25.4 million of the net deferred tax assets will be fully realized on future income tax returns. The Company released $17.9 million of its valuation allowance as of December 31, 2009 based on its future taxable income projections and ability to utilize its net operating loss carryforwards. The Company will continue to evaluate whether the remaining valuation allowance is required in future reporting periods.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Allied Nevada had a consolidated net loss in 2008 of $79.6 million compared to a consolidated net loss of $11.3 million in 2007. The increase in the consolidated net loss of $68.4 million was largely due to $39.0 million of non-cash mineral property impairments, $12.0 million of mine start up costs, an increase of $10.5 million in exploration and land holding costs, and an increase of $4.7 million in corporate general and administrative costs.

Mine start-up costs

For the year ended December 31, 2008, we expensed $12.0 million of start up costs, which consisted of the following:

•	Salaries and benefits at the Hycroft Mine totaled $3.6 million for a total of 142 employees at December 31, 2008.

•	Equipment maintenance costs for the Company’s used mining fleet totaled $2.4 million in 2008.

•	Costs for explosives totaled $1.3 million.

•	Fuel for the Company’s mining fleet totaled $1.9 million.

There were no comparable costs incurred during the same period in 2007.

Depreciation and amortization

During 2008, depreciation and amortization expense was $1.6 million compared to $0.3 million in the same period of 2007, substantially all of the $1.2 million increase was attributable to the depreciation of capital assets acquired to reactivate the Hycroft Mine in 2008.

Exploration and land holding costs

Exploration and land holding costs increased to $16.7 million in 2008, as compared with $6.2 million in 2007. The increase of $10.5 million compared to 2007 was primarily due to the following factors:

•

We expensed $13.2 million of costs related to exploration activities at the Hycroft Mine during 2008. These expenses were primarily related to exploration drilling and assaying costs. Our 2008 drilling program consisted of approximately 341 drill holes for a total of approximately 240,000 feet drilled. The objective of the 2008 drilling program was to confirm and expand the existing oxide gold reserves and to test the economic viability of the sulphide gold and silver mineralization on the Hycroft property. Most of the drill holes encountered both oxide and sulphide mineralization.

•

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

Impairment of mineral interests

Allied Nevada recorded non-cash mineral interest impairments of $39.0 million during 2008 of which $38.6 million of impairments resulted from adverse changes in valuation assumptions relating to our exploration properties. Additionally, $0.4 million of impairments were the result of the termination of royalty agreements and exploration rights on nine mineral properties by a joint venture partner in April 2008. During 2007 Allied Nevada incurred an impairment of $0.7 million relating to the return of mineral properties as a consequence of defaults in payment of AMRs by the lessees.

Accretion

Allied Nevada recorded accretion expense of $0.4 million in 2008 compared to $0.2 million in 2007. The accretion expense for 2008 was based on a risk-free credit adjusted rate of 7.5% and represented a full year of such expense compared to seven months in the 2007 period.

Corporate general and administrative costs

Corporate general and administrative costs increased to $9.6 million in 2008, compared to $4.9 million for the same period in 2007. The increase of $4.7 million for the 2008 period was due to a number of factors:

•

During 2008, we recognized stock-based compensation expense of $3.9 million from the Allied Nevada Stock Option Plan, resulting from grants of options to purchase shares of common stock compared to $1.3 million in the 2007 period. The increase in stock-based compensations was primarily attributable to the following:

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

•

In 2008, we incurred $1.4 million of legal, accounting, and consulting fees compared to $0.4 million during 2007. This increase of $1.0 million was largely due to twelve months of such expense in 2008 compared to seven months in 2007, as well as Sarbanes-Oxley (“SOX”) compliance costs during 2008 that did not have a comparable expense in 2007. The additional SOX costs include the costs of bringing in a consultant to help management document and assess its internal controls over financial reporting and additional external audit fees for an integrated audit.

•	In 2008, we were not allocated any of Vista’s general and administrative (“G&A”) expenses, while in 2007 we were allocated $0.4 million from Vista.

Interest income

Allied Nevada earned $0.9 million in interest income in 2008 compared to $1.0 million in 2007. While average cash balances have increased in 2008 compared to 2007, the decrease of $0.1 million was largely attributable to lower interest rates. Interest earned on our liquid savings accounts decreased by $0.1 million and interest earned on the Hycroft Mine restricted cash account decreased slightly, both due to lower interest rates during 2008 compared to 2007.

Interest expense

Allied Nevada incurred $1.9 million of interest expense in 2008 compared to a minimal amount in 2007 of which $1.8 million of the Company’s interest expense was attributable to the Ionic term loan described in Note 19 to the Consolidated Financial Statements. $0.1 million of the Company’s interest expense was attributable to interest on capital lease obligations.

Net foreign exchange gain (loss)

For the year ended December 31, 2008, the Company recognized a foreign exchange loss of $0.3 million largely related to the 2008 term loan discussed Note 19. There were no comparable transactions in 2007.

Other income

Other income in 2008 totaled $0.8 million compared to $0.1 million in 2007. The increase was primarily due to a $0.8 million gain in 2008 related to the sale of two mineral properties for which there were no comparable sales in 2007. In 2007, other income consisted of a $0.1 million gain on disposal of marketable securities for which there were no comparable dispositions of marketable securities in 2008.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Allied Nevada had a consolidated net loss in 2007 of $11.3 million compared to a consolidated net loss of $2.5 million in 2006. The increase in the consolidated net loss of $8.8 million was largely due to an increase of $4.6 million in exploration and land holding costs and an increase of $3.7 million in corporate administration and investor relations costs partially offset by an increase of $0.5 million in interest and other income.

Depreciation and amortization

In 2007, depreciation and amortization expense was $0.3 million and approximately the same amount as compared to 2006, which was attributable to the depreciation of capital assets acquired in 2007.

Exploration and land holding costs

Exploration and land holding costs increased to $6.2 million in 2007, as compared with $1.6 million in 2006. The principal variances from 2006 were as follows:

•	We expensed $3.8 million of costs related to expanded exploration activities at the Hycroft Mine. These expenses were related to the following activities:

•

52 drill holes were completed for a total of approximately 57,000 feet drilled. The holes encountered sulphide and oxide mineralization. Full gold and silver assay determinations on 44 holes and partial assay determinations were received on the remaining holes from an independent assay lab.

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

Impairment of mineral interests

Allied Nevada incurred an impairment of $0.7 million relating to the return of mineral properties to the Company as a consequence of defaults in payment of AMRs by lessees. There were no impairments of mineral interests in 2006.

Accretion

Allied Nevada recorded accretion expense of $0.2 million in 2007 compared to no charge in 2006. The accretion expense in 2007 was based on the risk-free credit adjusted rate of 7.5% used to calculate the asset retirement obligation and the opening asset retirement obligation of $4.7 million.

Corporate general and administrative

Corporate general and administrative costs increased to $4.9 million in 2007, compared to $1.2 million in 2006. The increase of $3.8 million for the 2007 period was attributed to a number of factors:

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

Interest expense

We incurred a nominal amount of interest expenses in 2007. There were no comparable expenses in 2006.

Other income

We earned $0.1 million in 2007 due to gains on disposal of marketable securities. Gains on disposal of marketable securities also totaled $0.1 million in 2006.

Financial Position, Liquidity and Capital Resources

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Cash used in operations

Cash used in operations was $23.8 million for the year ended December 31, 2009, compared to $30.7 million during 2008. The decrease of $6.9 million was primarily attributable to the following:

•

In the year ended December 31, 2009, cash used to place ore on leach pads, produce precious metals inventory, and to acquire supplies inventory increased to $27.8 million, $3.7 million, and $0.3 million, respectively, compared to $2.7 million, $0.8 million, and $1.3 million, respectively, during 2008. This amounted to an increase in cash used in operations of $26.9 million.

•

In 2009, we did not incur an impairment of mineral interests compared to $39.0 million of non-cash impairments in 2008. The non-cash impairment in 2008 reduced net income and was reflected on the Consolidated Statement of Cash Flows as a reconciling item to arrive at cash used in operations. This resulted in a $39.0 million increase in cash used in operations.

•

The change in accounts payable balances resulted in a $4.3 million source of cash in the 2009 period compared to a $7.2 million source of cash in the 2008 period, resulting in a $2.9 million increase in cash used in operations.

•

The increase in the net deferred income tax asset resulted in an increase in cash used in operations of $17.9 million as the resulting non-cash gain was a reconciling item from net income to arrive at cash used in operations.

•

The above increases in cash used in operations were offset by $8.5 million net income in 2009 compared to a $79.6 million loss in 2008 and a $5.2 million non-cash loss attributable to the change in fair value of equity-linked financial instruments during 2009.

Cash used in investing activities

Cash used in investing activities was $11.1 million during the year ended December 31, 2009 compared to $40.1 million during 2008. The decrease of $29.0 million is largely due to the following:

•

In the year ended December 31, 2009, we acquired $6.7 million of equipment compared to $26.8 million of equipment consisting primarily of the purchase of a used mining fleet during 2008, which resulted in a decrease in cash used in investing of $20.1 million.

•

In the year ended December 31, 2009, we incurred $3.2 million in mine development costs attributable to proven and probable reserves at the Hycroft mine compared to $8.5 million in mine development costs incurred during 2008, which resulted in a decrease in cash used in investing of $5.3 million.

•

During 2009, the Company established an additional $1.4 million collateral account to support an additional surety bond for the benefit of the Bureau of Land Management (BLM), which allowed the Company to resume mining operations at the Hycroft mine, compared to a $6.8 million collateral account established in 2008. This resulted in a decrease in cash used in investing of $5.4 million.

•

During 2009, the Company entered into capital leases for mining equipment totaling $4.1 million compared to capital leases in 2008 totaling $3.2 million for mining equipment. These amounts are reflected as non-cash financing and investing activities on our Consolidated Statement of Cash Flows for the years ended December 31, 2009 and 2008, respectively.

Cash provided by financing activities

The net cash provided by financing activities was $110.0 million in the year ended December 31, 2009 compared to $67.2 million during the same period of 2008. The increase of $42.8 million in cash provided by financing activities is the result of the following factors:

•

The Company issued 11,150,000 shares of common stock through an underwriting agreement in August 2009 and 14,375,000 shares of common stock through an underwriting agreement in April 2008, which resulted in cash proceeds of $91.5 million and $74.4 million, respectively. This resulted in an increase in cash provided by financing activities of $17.1 million.

•

During 2009, Allied Nevada received $19.4 million proceeds from the exercise of 3,780,850 warrants and $6.5 million proceeds from the exercise of options. There were no comparable warrant exercises and the Company received $0.3 million of proceeds from the exercise of options during 2008. This resulted in an increase in cash provided by financing activities of $25.6 million.

•

During the year ended December 31, 2009, Allied Nevada borrowed $6.3 million from Ionic pursuant to a 2009 Credit Agreement and repaid $7.5 million, including deferred loan costs. During the year ended December 31, 2008, Allied Nevada borrowed $9.7 million from Ionic pursuant to a 2008 Credit Agreement and repaid $11.8 million, including deferred loan costs.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Cash used in operations

Cash used in operations was $30.7 million for the year ended December 31, 2008, compared to $8.4 million in 2007. The increase of $22.3 million was primarily attributable to the increase in the consolidated net loss of $68.4 million for the year ended December 31, 2008 and an increase of $4.8 million in cash used to acquire supplies and to produce metal inventory, which was offset by a non-cash $38.3 million increase in mineral property impairments, an increase of $6.2 million in cash provided from trade accounts payable, an increase of $2.7 million of non-cash stock-based compensation expense, and $1.7 million of non-cash amortization of deferred loan costs included in interest expense.

Cash used in investing activities

Net cash flows used in investing activities in the year ended December 31, 2008 increased to $40.1 million from $13.2 million in 2007. The increase of $26.9 million for the 2008 period resulted from the following factors:

•

In the year ended December 31, 2008, we acquired $26.8 million of capital items consisting primarily of the purchase of a used mining fleet, including demobilization and necessary rebuilds to return the equipment to normal operating condition, the completion of a one million square foot leach pad expansion, and a new refinery. There were no comparable mining fleet transactions in 2007.

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

•

In the year ended December 31, 2007, the Company acquired the Pescio Nevada Assets in exchange for $15.0 million and 12,000,000 common shares. There was no comparable acquisition of mineral interests in the year ended December 31, 2008.

•	During the year ended December 31, 2008, we received proceeds from the sale of mineral interest properties of $1.6 million. Proceeds from the sale of mineral interests were $2.0 million in 2007.

Cash provided by financing activities

The net cash provided by financing activities was $67.2 million in the year ended December 31, 2008 compared to $41.7 million in 2007. The increase of $25.5 million in cash provided by financing activities was the result of the following factors:

•

In April 2008, Allied Nevada sold and issued 14,375,000 shares of its common stock in public offering and received gross proceeds of $74.4 million. We incurred approximately $5.2 million of costs in connection with the April 2008 offering, resulting in net proceeds of $69.2 million. There was no comparable public offering in the same period of 2007.

•

In July 2007, the Company sold and issued 3,696,000 shares in a private placement and received gross proceeds of CDN$17.0 million or approximately $16.3 million based upon the U.S./Canadian exchange rate on the closing date. There was no comparable private offering in 2008.

•

In May 2007, Vista in connection with the Arrangement Agreement paid Allied Nevada $25.0 million for shares of Allied Nevada common stock. There was no comparable payment from Vista to Allied Nevada in the 2008 period.

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

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Cash used in operations

Cash used in operations was $8.4 million in 2007, compared to $1.4 million in 2006. The increase in cash used in operating activities of $7.0 million for 2007 was attributed to a number of factors:

•

The increase in the consolidated net loss of $8.8 million for 2007, which was primarily the result of the increased exploration costs and G&A costs, partially offset by $1.3 million of non-cash stock compensation expense from the Company’s stock option and restricted share plans. The $0.7 million impairment of mineral interests had no effect on cash used in operations as it was a non-cash charge.

•

During 2007, there was a $0.7 million reduction in the allocated expenses from Vista that increased the cash used in operations. During 2006, Vista was directly funding the activities of the Vista Nevada Assets that were subsequently transferred to us as part of the Arrangement Agreement. No operational funding from Vista was received subsequent to May 10, 2007.

•	During 2007, there was a $0.3 million increase in funds provided by a decrease in non-cash working capital compared to 2006.

Cash used in investing activities

Net cash used in investing activities in 2007 increased to $13.2 million from $0.1 million in 2006. The increase of $13.1 million for the period was attributed to the following factors:

•	Allied Nevada acquired the Pescio Nevada Assets in exchange for $15.0 million in cash and 12.0 million shares. There were no comparable acquisitions of mineral interests in 2006.

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

Cash provided by financing activities

The net cash provided by financing activities was $41.7 million in 2007 compared to $1.5 million in 2006. The $40.2 million increase in cash provided by financing activities was the result of the following factors:

•

On July 16, 2007, we completed a CDN$17.0 million private placement as discussed in Note 19 to the Consolidated Financial Statements. Pursuant to this private placement, we realized gross proceeds of $16.2 million and incurred financing-related costs of $0.8 million to result in a net cash inflow from the private placement of $15.4 million.

•

In December of 2007, Quest Securities exercised their Finder’s Warrants to acquire 114,850 shares of our common stock. The total proceeds received from the exercise of the Finder’s Warrants was $0.5 million. The Company issued 114,850 shares to Quest Securities in January of 2008.

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

Liquidity and capital resources

Based upon our current operational assumptions and mine plans, we believe our cash on hand, anticipated operating cash flow from the Hycroft Mine, proceeds from the potential sale of mineral interests and advanced minimum royalty payments, if any, and the proceeds from expected exercise of stock options will be adequate to meet our liquidity needs and fund the planned capital expenditures for the next year.

In 2010, we estimate our capital expenditures will total approximately $25 million largely related to the Brimstone leach pad expansion, acquisition of additional mining vehicles, exploration spending at Hycroft, and other targeted surface exploration and drilling on certain advanced and exploration properties where the Company believes encouraging exploration opportunities exist.

To the extent we are required to raise capital through future debt or equity offerings, our ability to do so will be a function of macroeconomic conditions, future gold prices, our operational performance, and energy costs. Such additional financing may not be available when needed, or if available, the terms of such financing may not be favorable to us and, if raised by offering equity securities, may involve substantial dilution to existing shareholders.

At December 31, 2009, our total assets were $252.4 million compared to $112.3 million at December 31, 2008. The increase in total assets is primarily attributable to the $91.5 million net funds received from the August 2009 offering and $25.9 million in proceeds from the exercise of warrants and stock options.

At December 31, 2009, working capital was $125.1 million compared to working capital of $12.9 million at December 31, 2008. The increase in working capital is attributable to $91.5 million of net proceeds from the August 2009 offering and $25.9 million in proceeds from the exercise of warrants and stock options, as well as a $4.3 million current deferred tax asset recognized in 2009, which were partially offset by a $4.5 million increase in accounts payable.

At December 31, 2009, we had cash and cash equivalents totaling $91.6 million. All cash equivalents were invested in high quality short-term money market instruments, including government securities, bankers’ acceptances, bank notes, certificates of deposit, commercial paper and repurchase agreements of domestic and foreign issuers. At December 31, 2009, we had no funds invested in asset-backed commercial paper.

In September 2009, the Company voluntarily repaid all amounts then outstanding under its 2009 Credit Agreement with Ionic Capital Corp. The Credit Agreement terminated as of the date of repayment and at December 31, 2009, the Company has no lines of credit in place.

Off-Balance Sheet Arrangements

Allied Nevada has no off-balance sheet arrangements.

Contractual Obligations

Allied Nevada’s contractual obligations at December 31, 2009 are summarized as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 Years
Capital lease obligations	$6,877	$1,665	$3,429	$1,783	$—
Operating lease obligations	534	115	266	153	—
Remediation and reclamation obligations (1)	10,901	476	1,200	37	9,188
Property option and claim maintenance obligations	4,166	611	1,197	1,172	1,186
Purchase obligations (2)	—	—	—	—	—

Total Commitments	$22,478	$2,867	$6,092	$3,145	$10,374

(1)

Mining operations are subject to extensive environmental regulations in the jurisdictions in which they operate. Pursuant to these environmental regulations, the Company is required to close its operations and reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. For more information regarding remediation and reclamation liabilities see Note 11 to the Consolidated Financial Statements.

(2)	Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent obligations for purchase of materials and supplies and drilling services.

New Accounting Pronouncements

Fair Value Accounting

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3. The updated guidance is effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company’s fiscal year beginning January 1, 2011. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

Subsequent Events

Approval of Reclamation Cost Estimate

On February 1, 2010, we received a notification from the Bureau of Land Management (“BLM”) of a revised total reclamation cost estimate of $16.2 million to expand mining operations and address exploration disturbance at the Hycroft Mine. This notification resulted in the Company increasing its surety bond for the benefit of the BLM by $0.9 million, which is collateralized by restricted cash in approximately the same amount.

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

Although Allied Nevada has no debt outstanding, during 2009 the Company entered into three capital lease agreements for mine equipment as described in Note 13 to the Consolidated Financial Statements. Each capital lease has a 60 month term at a fixed lease payment. As of December 31, 2009, we had a balance of cash and cash equivalents of $91.6 million. If and to the extent that these funds were invested in interest bearing instruments during the entire year ended December 31, 2009, a hypothetical 1% decrease in the rate of interest earned on these funds would affect our income for the year ended December 31, 2009 by approximately $0.9 million. Additionally, we do not have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Allied Nevada Gold Corp.

Reno, Nevada

We have audited the accompanying consolidated balance sheets of Allied Nevada Gold Corp. and subsidiaries (collectively, the “Company,”) as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), shareholders’ equity, and cash flows for the years ended December 31, 2009, December 31, 2008, and December 31, 2007. We also have audited the Allied Nevada Gold Corp.’s internal control over financial reporting as of December 31, 2009, based upon the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Allied Nevada Gold Corp.’s management is responsible for these financial statements and for maintaining effective internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting, based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Nevada Gold Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009, December 31, 2008, and December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Allied Nevada Gold Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 11, 2010

Denver, Colorado

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making the assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on that assessment, we concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

The operating effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Scott A. Caldwell	/s/ Hal D. Kirby
Scott A. Caldwell	Hal D. Kirby
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
March 11, 2010

ALLIED NEVADA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share amounts)

	December 31,
	2009	2008
Assets:
Cash and cash equivalents	$91,581	$16,511
Inventories - Note 6	6,773	2,258
Ore on leachpads - Note 7	34,179	2,737
Prepaids and other - Note 17	3,911	1,238
Deferred tax asset, current portion - Note 18	4,344	—

Current assets	140,788	22,744

Restricted cash - Note 8	14,066	12,637
Plant and equipment, net - Note 9	35,367	29,294
Mine development costs - Note 10	10,389	8,827
Reclamation premium and asset retirement cost asset	2,431	2,174
Mineral properties - Note 12	35,845	36,583
Deferred tax asset, non-current portion - Note 18	13,539	—

Total assets	$252,425	$112,259

Liabilities:
Accounts payable	$12,414	$7,944
Amounts due to related parties - Note 22	28	191
Accrued liabilities and other - Note 17	1,476	1,057
Capital lease obligations, current portion - Note 13	1,298	602
Asset retirement obligation, current portion - Note 11	476	98

Current liabilities	15,692	9,892

Deferred royalty income	686	634
Capital lease obligations, long-term portion - Note 13	4,700	2,392
Asset retirement obligation, long-term portion - Note 11	6,167	5,735
Other accrued liabilities - Note 14	2,000	—

Total liabilities	29,245	18,653

Commitments and Contingencies - Note 25

Shareholders’ Equity:
Common stock - Note 16 ($0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: 73,837,267 at December 31, 2009 and 57,433,144 at December 31, 2008)	74	57
Additional paid-in-capital	317,923	195,381
Accumulated deficit	(94,817)	(101,832)

Total shareholders’ equity	223,180	93,606

Total liabilities and shareholders’ equity	$252,425	$112,259

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(US dollars in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Revenue:
Gold sales	$42,398	$—	$—
Silver sales	806	—	—

	43,204	—	—

Operating expenses:
Cost of sales (excludes depreciation, amortization, and accretion)	17,411	—	—

	25,793	—	—

Stripping costs	8,255	—	—
Mine start-up costs	—	12,028	—
Depreciation and amortization	3,132	1,587	349
Exploration and land holding costs	5,554	16,658	6,233
Impairment of mineral properties - Note 12	—	38,970	678
Accretion	394	411	223
Corporate general and administrative	12,355	9,584	4,863

Loss from operations	(3,897)	(79,238)	(12,346)

Interest income	49	932	1,030
Interest expense - Note 19	(1,030)	(1,876)	(11)
Loss due to change in value of equity-linked financial instruments - Note 15	(5,152)	—	—
Net foreign exchange gain (loss)	536	(267)	—
Other income	62	808	62

Loss before income taxes	(9,432)	(79,641)	(11,265)

Income tax benefit	17,883	—	—

Net income (loss)	$8,451	$(79,641)	$(11,265)

Earnings (loss) per share:
Basic:
Weighted average number of shares outstanding	63,850,230	53,469,516	26,955,029
Income (loss) per share - Note 24	$0.13	$(1.49)	$(0.42)

Diluted:
Weighted average number of shares outstanding	65,440,954	53,469,516	26,955,029
Income (loss) per share - Note 24	$0.13	$(1.49)	$(0.42)

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:

Net income (loss)	$8,451	$(79,641)	$(11,265)

Adjustments to reconcile net loss for the period to net cash used in operating activities:
Depreciation and amortization	3,132	1,587	349
Amortization of deferred loan costs	87	1,748	—
Impairment of mineral interests	—	38,970	678
Accretion	394	411	223
Stock-based compensation	3,776	3,938	1,250
Foreign exchange loss	1,018	313	—
(Gain) loss on disposal of assets	92	(809)	—
Loss due to change in fair value of equity-linked financial instruments	5,152	—	—
Recognition of deferred income	(152)	—	—
Deferred income tax benefit	(17,883)	—	—
Allocated expenses from Parent company	—	—	86

Change in operating assets and liabilities:
Inventories	(3,992)	(2,098)	(50)
Ore on leach pads	(27,778)	(2,721)	—
Prepaids and other	(2,673)	(170)	(961)
Reclamation expenditures	(167)	—	—
Accounts payable and amounts due to related parties	4,307	7,172	955
Accrued liabilities and other	2,419	586	329

Net cash used in operating activities	(23,817)	(30,714)	(8,406)

Cash flows from investing activities:
Additions to plant and equipment	(6,664)	(26,803)	(269)
Additions to mine development costs	(3,210)	(8,496)	—
Additions to mineral properties	—	—	(15,000)
Increase in restricted cash	(1,429)	(7,051)	(266)
Proceeds from advance minimum royalties	200	634	339
Proceeds on disposal of mineral properties	—	1,625	2,000

Net cash used in investing activities	(11,103)	(40,091)	(13,196)

Cash flows from financing activities:
Proceeds on issuance of common stock	117,388	74,724	42,272
Offering costs	(5,193)	(5,171)	(786)
Proceeds from term loan	6,348	9,745	—
Repayment of term loan	(7,366)	(10,058)	—
Payment of loan costs	(87)	(1,748)	—
Repayments of principal on capital lease agreements	(1,100)	(281)	(9)
Intercompany funding from Parent company	—	—	223

Net cash provided by financing activities	109,990	67,211	41,700

Net increase (decrease) in cash and cash equivalents	75,070	(3,594)	20,098
Cash and cash equivalents, beginning of year	16,511	20,105	7

Cash and cash equivalents, end of year	$91,581	$16,511	$20,105

Supplemental cash flow disclosures:
Cash paid for interest	$1,050	$2,075	$11

Non-cash financing and investing activities
Common shares issued for Pescio and Vista assets	—	—	79,210
Shares issued in satisfaction of liability for equity-linked financial instruments	9,484	—	—
Warrants issued for services	—	—	182
Mining equipment acquired by capital lease	4,105	3,241	—

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(US dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Parent Company's Net Investment	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2006	—	$—	$—	23,381	$(10,926)	$12,455
Intercompany funding from parent	—	—	—	311	—	311
Conversion of Vista’s net investment into common shares and cash	26,933,055	27	48,665	(23,692)	—	25,000
Shares issued for mineral acquisitions	12,000,000	12	55,506	—	—	55,518
Shares issued in private placement	3,696,000	4	15,356	—	—	15,360
Shares issued under finder fee and warrant exercises	25,000	—	166	—	—	166
Shares issued under stock option plans	188,539	—	433	—	—	433
Stock based compensation	—	—	1,250	—	—	1,250

Share capital subscribed, but not issued	—	—	528	—	—	528
Net loss	—	—	—	—	(11,265)	(11,265)

Balance, December 31, 2007	42,842,594	43	121,904	—	(22,191)	99,756

Shares issued in public offering	14,375,000	14	69,230	—	—	69,244
Shares issued under warrant exercises	114,850	—	—	—	—	—
Shares issued under stock option plans	100,700	—	277	—	—	277
Stock based compensation	—	—	3,938	—	—	3,938
Stock option plan shares subscribed	—	—	32	—	—	32
Net loss	—	—	—	—	(79,641)	(79,641)

Balance, December 31, 2008	57,433,144	$57	$195,381	$—	$(101,832)	$93,606

Shares issued under warrant exercises	3,780,850	4	28,835	—	—	28,839
Cumulative effect related to the adoption of ASC 815-40 - Note 15	—	—	(2,896)	—	(1,436)	(4,332)
Shares issued under stock option plans	1,461,273	2	6,445	—	—	6,447
Shares issued in public offering	11,150,000	11	91,499	—	—	91,510
Share issuance costs	—	—	(5,193)	—	—	(5,193)
Stock-based compensation and RSU plan share issuances	12,000	—	3,776	—	—	3,776
Stock option plan shares subscribed	—	—	76	—	—	76
Net income	—	—	—	—	8,451	8,451

Balance, December 31, 2009	73,837,267	$74	$317,923	$—	$(94,817)	$223,180

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units of production amortization calculations; environmental, reclamation and closure obligations; estimates of fair value for asset impairments; estimates of the fair value of stock options granted; estimates of recoverable gold in leach pad inventories; net realizable value of ore on leach pads; and the valuation allowances for deferred tax assets. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Allied Nevada Gold Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

The recovery of gold from the Hycroft Mine’s oxide ore is accomplished through the heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution, which dissolves the gold contained in the ore. The resulting “pregnant” solution is further processed in a plant where doré is produced. Costs are added to ore on leach pads based on current mining and processing costs, including applicable depreciation, depletion and amortization relating to mining and processing operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.

The estimates of recoverable gold on the leach pads are calculated from the quantities of ore placed on the leach pads (measured in tonnes), the grade of ore placed on the leach pads (based on assay data) and a recovery percentage (based on ore type).

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

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

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

Precious Metals Inventory

Precious metals inventories include doré and both gold and silver bullion. Precious metals that result from the Company’s mining and processing activities are valued at the average cost of the respective in-process inventories incurred prior to the refining process.

Materials and Supplies Inventory

Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

Plant and Equipment

Expenditures for new facilities or equipment and expenditures that extend the useful lives or expand the production capacity of existing facilities or equipment are capitalized and depreciated using the straight-line or units of production method at rates sufficient to depreciate such costs over the estimated productive lives of such facilities based on proven and probable reserves.

Planned major maintenance activities are accounted for using the deferral method. Under the deferral method, applicable costs incurred are deferred and charged to expense on a straight-line basis over the period to the next estimated planned major maintenance, which we estimate to be a period of twelve months based on frequency of such activities for our mining equipment. The activities associated with such planned major maintenance cannot be performed while the equipment is in service and, as such, are completed during a planned major maintenance activity. The costs deferred are not otherwise routinely performed to maintain the intended operating capability of the equipment. Repairs and maintenance activities are charged to expense as incurred.

Mine Development and Stripping Costs

Mine development costs consist primarily of the cost of removing overburden and waste materials (“stripping costs”) incurred prior to production as defined in Accounting Standards Codification 930-330-20, and development drilling and related assaying costs to delineate an ore body. The above costs incurred before mineralization is classified as proven and probable reserves are expensed as incurred.

Normal stripping costs are included as a component of inventory. Stripping costs in excess of those considered to be normal are expensed as incurred.

Mine development costs are amortized using the units of production method based upon projected recoverable ounces in proven and probable reserves. Projected recoverable ounces are determined by the Company based upon its proven and probable reserves and estimated metal recovery associated with those reserves.

Mineral Properties

Mineral property acquisition costs are recorded at cost and are deferred until the viability of the property is determined. We currently have one Operating Property, the Hycroft Mine (“Hycroft Mine”), which is located approximately 54 miles west of Winnemucca, Nevada. Exploration, mineral property evaluation, option payments, related acquisition costs for mineral properties acquired under an option agreement, general overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. When proven and probable reserves are determined for a property, subsequent development costs on the property are capitalized. Once a property is in the production phase, capitalized development costs are depleted on the units of production basis determined by the proven and probable reserves for that project.

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

Advanced minimum royalty (“AMR”) payments are made by the mining operators on certain mineral interests to the Company prior to the commencement of commercial production on the property under lease. After the commencement of commercial production, the mining operator recovers these payments out of production royalty payments due to the Company. Upon receipt, these payments are initially recorded by the Company as deferred income. The related income is recognized when the lessee’s right to offset the AMR against future royalty payments expires or is forfeited upon releasing the mineral interests back to Allied Nevada.

The Company reviews the cost of mineral properties for impairment whenever events and circumstances indicate that a decline in recoverability of their carrying value may have occurred but in any event not less than annually. Where applicable management estimates the expected future cash flows of mineral properties and compares such future cash flows to the carrying amount of the mineral properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future net cash flows, the Company will adjust the carrying amount of such mineral properties to fair value. Other factors used to determine fair value include, but are not limited to, estimates of land value of early stage exploration properties, the value of unproven acreage, the value of advanced minimum royalty agreements, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There were no impairments to the carrying value of mineral properties in 2009 compared to $39.0 million for the year ended December 31, 2008.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior undetected agreements or transfers and title may be affected by such defects.

Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment annually, and at interim periods if events or changes in circumstances indicate that the related carrying amounts may not be recoverable, in accordance with Accounting Standards Codification 360-10-35 regarding subsequent measurement of long-lived assets. An impairment is considered if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Reclamation and Remediation Costs (Asset Retirement Obligations)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. Such costs include care and maintenance, removal of mining infrastructure, filling in of the mine area, and revegetation of the land. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, its asset retirement obligation in accordance with Accounting Standards Codification 410, “Asset Retirement and Environmental Obligations”.

In addition, the related asset retirement costs are capitalized and amortized on a units of production basis. These typically arise from insurance premiums that are paid which enable the Company to acquire the necessary reclamation bonds, required by the Bureau of Land Management (“BLM”) in order to continue mining operations.

Sales

The Company recognizes revenue on gold and silver sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, the metal is delivered, the title has been transferred to the customer, and collectability is reasonably assured. All sales have been made to one customer.

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification 718, “Stock Compensation” (“ASC 718”), which requires companies to recognize compensation expense for share-based payments based on the estimated fair value of the awards. ASC 718 also requires tax benefits relating to the deductibility of increases in the value of equity instruments issued under share-based compensation arrangements that are not included in costs applicable to sales (“excess tax benefits”) to be presented as financing cash inflows in the Statement of Cash Flows.

Income (loss) Per Share

Income (loss) per share amounts are only presented for 2009, 2008, and from May 10, 2007 through December 31, 2007 as Allied Nevada was not a publicly held entity prior to May 10, 2007 and was a wholly-owned subsidiary of Vista. Basic income (loss) per share amounts are calculated by using the weighted-average number of common shares outstanding during the year. Diluted income per share amounts reflect the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted unless their inclusion would be anti-dilutive. As the Company incurred a net loss in 2008, and 2007, potential shares to be issued from the assumed exercise of options, warrants, and restricted shares were not included in the computation of diluted earnings per share since their result would be anti-dilutive.

Concentration of Risk

The Company is engaged in the production of gold at its sole operating property, the Hycroft Mine. Accordingly, it expects the principal source of future revenue to be the sale of gold. A significant and sustained decrease in the price of gold from current levels could have a material and negative impact on the Company’s business, financial condition and results of operations.

The Company places its cash investments with a single high quality financial institution. Substantially all of the cash and cash equivalents were in excess of FDIC limits. All cash equivalents were invested in high quality short-term money market instruments, including government securities, bankers’ acceptances, bank notes, certificates of deposit, commercial paper and repurchase agreements of domestic and foreign issuers. At December 31, 2009, we had no funds invested in asset-backed commercial paper. The Company has not experienced any losses on its cash investments.

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

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

4. New Accounting Pronouncements

Fair Value Accounting

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3. The updated guidance is effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company’s fiscal year beginning January 1, 2011. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

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

6. Inventories

The following table summarizes the components of inventories (in thousands):

	December 31,
	2009	2008
In-process inventory	$5,039	$496
Precious metals inventory	21	344
Materials and supplies inventory	1,713	1,418

	$6,773	$2,258

In-process inventory and precious metals are carried at the lower of average cost or net realizable value. Cost includes mining and process costs including mine site overhead and depreciation and amortization relating to mining and process operations. Normal stripping costs during the production phase are also included as a component of inventory. Stripping costs in excess of those considered normal are expensed as incurred. Net realizable value represents the estimated future sales price of the product based on current metals prices, less estimated costs to complete production and bring the product to sale.

7. Ore on leach pads

The following table summarizes ore on leach pads and estimated recoverable ounces:

	December 31,
	2009	2008
Ore on leach pads (in thousands)	$34,179	$2,737
Estimated recoverable ounces	72,140	4,201

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

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

8. Restricted Cash

In 2003, Hycroft Resources and Development, Inc. (“Hycroft”), a wholly-owned consolidated subsidiary, entered into an insurance-backed financial assurance program including a mine reclamation policy and a pollution legal liability policy for the Hycroft Mine. As part of the policy, Hycroft paid an insurance premium and deposited funds in a commutation account used to reimburse reclamation costs and indemnity claims paid by Hycroft. The insurance policy will cover reclamation costs in the event Hycroft defaults on payment of its reclamation costs up to an aggregate of $12.0 million. The insurance premium is being amortized over 14 years and the unamortized reclamation premium cost balance at December 31, 2009 and 2008 was $0.9 million and $2.1 million, respectively.

In May 2008 and September 2009, Hycroft established collateral accounts of $6.8 million and $1.4 million, respectively, to support additional surety bonds for the benefit of the Bureau of Land Management (BLM). These additional surety bonds allowed the Company to continue operations at the Hycroft Mine.

Changes in the Company’s restricted cash are as follows (in thousands):

	2009	2008
Balance, beginning of year	$12,637	$5,586
Additions	1,390	6,800
Interest	39	251

Balance, end of year	$14,066	$12,637

9. Plant and Equipment

Plant and equipment consist of the following (in thousands):

	Depreciable life or method	December 31,
		2009	2008
Mine equipment	3 - 10 years	$38,395	$32,036
Buildings and leasehold improvements	3 - 10 years	3,895	3,395
Leach pad	Units of Production	3,120	3,120
Furniture, fixtures, and office equipment	2 - 3 years	589	435
Vehicles	3 - 5 years	952	774
Construction in progress and other		5,933	2,381

		52,884	42,141
Less: accumulated depreciation		(17,517)	(12,847)

		$35,367	$29,294

Deprecation expense for the years ended December 31, 2009 and December 31, 2008 totaled $4,117 and $1,350, respectively.

Construction in progress consists of capital items which are not yet completed and placed in service. Construction in progress at December 31, 2009 primarily consists of expenditures for a leach pad expansion.

Allied Nevada depreciates its assets primarily using a straight-line basis over the useful lives of the assets ranging from two to ten years. The leach pad is depreciated on a units of production method based upon estimated recoverable ounces from proven and probable reserves.

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

10. Mine Development Costs

The following table reflects the changes in mine development costs (in thousands):

	Years ended December 31,
	2009	2008
Balance, beginning of year	$8,827	$—
Additions:
Pre-production stripping costs	—	4,820
Mine development drilling and assaying	3,082	3,721
Capitalized interest	107	198
Other	22	150

Amortization	(1,649)	(62)

Balance, end of year	$10,389	$8,827

Mine development costs are amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves.

11. Asset Retirement Obligation

Changes to the Company’s asset retirement obligation are summarized below (in thousands):

	Years ended December 31,
	2009	2008
Balance, beginning of year	$5,833	$5,167
Accretion	394	411
Reclamation expenditures	(167)	—
Additions/changes in estimate	583	255

Balance, end of year	6,643	5,833
Less: current portion	(476)	(98)

Long-term portion	$6,167	$5,735

Reclamation obligations are secured by surety bonds or irrevocable standby letters of credit in amounts determined by applicable federal and state regulatory agencies. These surety bonds and irrevocable standby letters of credit are in turn secured by cash collateral (Note 8).

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations to protect public health and the environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements.

12. Mineral Properties

The following table summarizes the Company’s mineral properties and changes during the periods (in thousands):

	Years ended December 31,
	2009	2008
Balance, beginning of year	$36,583	$76,394
Acquisitions	—	—
Amortization - royalty rights	(649)	—
Impairments	—	(38,970)
Sales and other	(89)	(841)

Balance, end of year	$35,845	$36,583

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

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

estimates of gold mineralized material, exploration land values, future advanced minimum royalty payments and gold prices. Royalty rights of $3.5 million are amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves at the Hycroft Mine.

The following table reflects changes to the Company’s significant properties during the periods (in thousands):

	2008				2009
	January 1, balance	Sales and other	Impairments	December 31, balance	Sales and other	December 31, balance
Maverick Springs	$1,682	$—	$—	$1,682	$—	$1,682
Mountain View	303	—	—	303	—	303
Wildcat	218	—	—	218	—	218
Hasbrouck/Three Hills	259	—	—	259	—	259
F.W. Lewis Properties	829	(829)	—	—	—	—
Hycroft Royalty	3,500	—	—	3,500	(649)	2,851
Pony Creek/Elliot Dome	22,277	—	(9,935)	12,342	—	12,342
East Whistler	4,490	—	(3,138)	1,352	—	1,352
CV Claims (Rock Cr)	3,586	—	(2,506)	1,080	—	1,080
Dixie Flats	2,606	—	(1,789)	817	—	817
West Cortez	2,466	—	(1,781)	685	—	685
Cobb Creek	2,446	—	(590)	1,856	—	1,856
All other properties	31,732	(12)	(19,231)	12,489	(89)	12,400

	$76,394	$(841)	$(38,970)	$36,583	$(738)	$35,845

There were no mineral property impairments in 2009. The 2008 annual testing for impairments resulted in non-cash impairments totaling $39.0 million. The 2008 impairment resulted primarily from adverse changes in our valuation assumptions from 2007. The changes to the valuation assumptions included: (i) a significantly lower price for a resource ounce of gold mineralization, (ii) a significantly lower price per acre of exploration properties without established reserves or resources, and (iii) based upon our experience with properties subject to lease agreements we have reduced the value assigned for the present value of Advanced Minimum Royalties (“AMRs”) and Net Smelter Returns (“NSRs”) based upon an increased likelihood of the lessee defaulting in payment of either required AMRs or NSRs and returning the properties to the Company. The valuation assumptions changed due to the challenging economic environment and difficulty in raising exploration capital.

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

13. Capital Leases

Assets under capital lease are included in Plant and equipment (Note 9) and are summarized as follows (in thousands):

	December 31,
	2009	2008
Mine equipment	$7,842	$3,747
Vehicles	—	54
Less: accumulated depreciation	(1,132)	(329)

Net assets under capital leases	$6,710	$3,472

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

During the year ended December 31, 2009, the Company entered into three additional capital leases including a haul truck and water truck, which have been included in mine equipment, and a backhoe loader which has been included in exploration equipment. During the year ended December 31, 2008, the Company entered into three capital leases that included two drills and a bulldozer. The Company now has six capital leases for mine and exploration equipment, all of which have 60-month terms. A 12-month renewal period is included in the 60-month term for one of our capital leases as the Company fully intends to exercise the renewal option. The weighted average implicit interest rate for these capital leases is approximately seven percent.

The following table reflects the future minimum lease payments under capital leases as of December 31, 2009 (in thousands):

Fiscal Year	Minimum Lease Payments
2010	$1,665
2011	1,686
2012	1,743
2013	1,211
2014	572
Less: interest	(879)

Net minimum lease payments under capital leases	5,998
Less: current portion	(1,298)

Long-term portion of net minimum lease payments	$4,700

14. The Deferred Phantom Unit Plan

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

DPUs are recorded at fair value on the quarterly award date and are adjusted for changes in fair value. The fair value of amounts granted each period, together with the change in fair value, is expensed. 131,250 DPUs have been awarded during 2009, resulting in expense recognition for the year ended December 31, 2009 of $2.0 million and the related liability is classified as “Other accrued liabilities” in the Consolidated Balance Sheet.

15. Equity-Linked Financial Instruments

The Company adopted Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”) on January 1, 2009. ASC 815-40 provides that equity-linked financial instruments denominated in a currency other than the issuers’ functional currency are not considered indexed to an entity’s own stock and must be accounted for as a derivative, in accordance with ASC 815, “Derivatives and Hedging”. The Company previously issued 3,696,000 warrants to purchase the Company’s common stock for an exercise price of CDN$5.75 per share that are subject to the guidance in ASC 815-40, all of which were exercised by or expired on July 16, 2009. ASC 815-40 required recognition of the cumulative effect of a change in accounting principle to the opening balance of our accumulated deficit, additional paid in capital, and liability for equity-linked financial instruments as indicated in the table below (in thousands):

	Balance January 1, 2009		Cumulative effect of change in accounting principle
	As reported	As computed under ASC 815-40
Liability for equity-linked financial instruments	$—	$4,332	$4,332
Additional paid-in-capital	195,381	192,485	(2,896)
Accumulated deficit	(101,832)	(103,268)	(1,436)

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

The value of warrants classified as equity-linked financial instruments was calculated using a binomial pricing model.

Changes in the Company’s liability for equity-linked financial instruments are summarized below (in thousands):

	Year ended December 31,
	2009	2008
Balance, beginning of year	$4,332 [1]	$—
Non-cash (gain) loss due to change in value	5,167	—
Warrants exercised	(9,484)	—
Gain due to cancellation of warrants	(15)	—

Balance, end of year	$—	$—

16. Shareholders’ Equity

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

On May 10, 2007, the Company acquired the Pescio Nevada Assets for a cash payment of $15.0 million plus the issuance of 12,000,000 Allied Nevada shares. The fair value of the common shares issued to the Pescios was $55.5 million and was determined based upon the average closing price of the Company’s common shares during the first five full days of trading on the NYSE Amex and Toronto Stock Exchanges following the closing of the Arrangement Agreement.

Private Placement Financing

Under the Arrangement Agreement, Allied Nevada agreed to use its commercially reasonable efforts to complete an equity financing of no less than $15.0 million as soon as practical after fulfillment of the terms of the Arrangement Agreement. On July 16, 2007, the Company met this requirement with the completion of a private placement financing in which the Company sold and issued a total of 3,696,000 units for total gross proceeds of CDN$17.0 million (the “Offering”), or approximately $16.3 million based on the U.S./Canadian dollar exchange rate on the closing date. Net cash proceeds to Allied Nevada were approximately $15.5 million. Each unit consisted of one share of common stock and one common share purchase warrant. Each warrant entitled the holder thereof to acquire one share of common stock of Allied Nevada for a period of two years from closing at a price of CDN$5.75 per share.

[1]	As restated

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

Officers and directors of Allied Nevada subscribed for an aggregate of CDN$6.4 million of the Offering, as follows: Robert Buchan, Executive Chairman - CDN$4.0 million; A. Murray Sinclair, (then a Director) - CDN$1.5 million; Scott A. Caldwell, President Chief Executive Officer and Director - CDN$0.5 million; Hal D. Kirby, Executive Vice President and Chief Financial Officer - CDN$0.2 million; James M. Doyle, Executive Vice President of Operations - CDN$0.2 million; and W. Durand Eppler, (then a Director) - CDN$46,000.

In connection with the private placement financing, Allied Nevada paid a cash finder’s fee of $0.5 million, being 5% of the gross proceeds raised, to eligible persons that arranged for purchasers (“Finders”). As consideration for its role as Finder in the private placement financing, Quest Securities Corporation (“Quest Securities”), then a wholly-owned subsidiary of Quest Capital Corp. (“Quest Capital”) received a cash fee of $0.1 million, and warrants to purchase 114,850 units. Each unit entitled Quest Securities for a period of two years to acquire one share of common stock of Allied Nevada at an exercise price of CDN$4.60 per unit and a warrant to acquire one share of common stock of Allied Nevada for a period of two years from closing at a price of CDN$5.75 per share. No commissions were paid to Quest Securities with respect to sales of units to directors or officers of Allied Nevada. Robert Buchan, Executive Chairman and a director of Allied Nevada, then served as Chairman of Quest Capital and A. Murray Sinclair, then an Allied Nevada director, then served as Managing Director of Quest Capital. Effective December 14, 2007, Mr. Sinclair resigned as a director of Allied Nevada to assist Quest Capital in its conversion into a Mortgage Investment Corporation. In connection with this conversion, effective January 1, 2008, Mr. Sinclair was appointed Co-Chairman of Quest Capital and Mr. Buchan resigned as Chairman of Quest Capital. Mr. Buchan has also resigned as a director of Quest Capital.

The other Finder in the private placement financing was Global Resource Investments Ltd. (“Global Resource”) which received a cash finder’s fee of $0.4 million. The General Partner of Global Resource is Rule Investments, Inc. (“Rule Investments”). The Rule Family Trust u/d/t 12/17/98 (the “Rule Trust”) owns 100% of Rule Investments. Arthur Richards Rule is co-Trustee of the Rule Trust. Mr. Rule and the Trust were indirect beneficial owners of 2,836,629 shares of Allied Nevada common stock owned by Exploration Capital Partners 2000 Limited Partnership (“Exploration Capital 2000”) and by Exploration Capital Partners 2006 Limited Partnership, which represented a beneficial ownership interest of 6.5% of the common shares outstanding immediately after the private placement financing. However, this ownership includes 1,631,200 shares (including 815,600 share purchase warrants) acquired by Exploration Capital 2000 in connection with the private placement financing. Prior to the financing, Mr. Rule and the Rule Trust were indirect beneficial owners of 1,294,140 shares of Allied Nevada common stock, which represented only approximately 3.3% of the common stock then outstanding.

Pursuant to the terms of the Subscription Agreements entered into with each subscriber of the offering, the Company agreed to register for resale, under the Securities Act of 1933, as amended, (i) the 3,696,000 shares of common stock issued in the private placement financing, and, thereafter (ii) the shares of common stock issuable upon exercise of the warrants. This second registration statement was to be filed by the Company within 180 days of the date on which the Securities and Exchange Commission (the “SEC”) declared effective the registration statement with respect to the shares of common stock underlying the units. In July 2007, the Company filed with the SEC a registration statement on Form S-1 to register for resale, the shares of common stock underlying the units as well as 4,200,000 of the shares that had been issued to the Pescios in connection with the Arrangement Agreement. This registration statement was declared effective by the SEC in August 2007. The Company also registered the shares of common stock underlying the units issuable upon exercise of the Finder Warrants, including shares issuable upon exercise of the warrant component thereof in April 2009.

April 2008 Initial Public Offering

In April 2008, Allied Nevada completed a public offering of its common stock. The Company sold and issued 12,500,000 common shares and received total gross proceeds of CDN$65.6 million or approximately $64.6 million based upon the U.S./Canadian dollar exchange rate on the closing date. Later in April 18, 2008, Allied Nevada sold and issued an additional 1,875,000 common shares and received total gross proceeds of CDN$9.8 million or approximately $9.8 million based upon U.S./Canadian exchange rate on the closing date pursuant to an over-allotment option exercised by the Company’s underwriters. Aggregate net cash proceeds from the common shares issued pursuant to the public offering and exercise of over-allotment option were approximately $69.2 million. Officers and directors of Allied Nevada subscribed for an aggregate of CDN$2.8 million as follows:

		Shares	CDN$ (in 000s)
Buchan Family Foundation(1)		500,000	$2,625
Scott Caldwell	President, Chief Executive Officer, and Director	25,000	131
Hal Kirby	Vice President and Chief Financial Officer	10,000	53

		535,000	$2,809

(1)	Robert Buchan, Executive Chairman – is an officer and director of the Buchan Family Foundation.

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

August 2009 Public Offering

In order to expand the exploration drilling program in 2009, the Company sold and issued 11,150,000 shares of common stock through an underwriting agreement in August 2009, which resulted in gross cash proceeds of CDN$100.4 million or approximately $96.7 million based upon the U.S./Canadian dollar exchange rate on the closing date. Aggregate net cash proceeds from the common shares issued pursuant to the public offering were approximately $91.5 million.

Description of the Allied Nevada 2007 Stock Option Plan and Valuation of Stock Options

In February 2007, the Board of Directors adopted the Allied Nevada 2007 Stock Option Plan (the “2007 Stock Option Plan”), which provides for grants to directors, officers, employees and consultants of Allied Nevada, or its subsidiaries, of options to purchase Allied Nevada common stock, which was amended in June 2009 by the Company’s shareholders. As amended, a total of 6,900,000 shares of common stock are available under the 2007 Stock Option Plan and the Company’s Restricted Share Plan (the “RSU Plan”). This number is reduced by (i) the number of shares of common stock subject to restricted share rights granted and outstanding under the RSU Plan, (ii) the number of shares of common stock subject to options granted and outstanding under the Company’s 2007 Stock Option Plan, (iii) the number of shares of common stock issued upon the exercise of restricted share rights under the RSU Plan, and (iv) the number of shares of common stock issued from time to time under the 2007 Stock Option Plan.

The table below is a summary of the 2007 Stock Option Plan and activity during the following periods:

	Years ended December 31,
	2009		2008
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	3,928,600	$4.76	2,815,000	$4.34
Granted	—	—	1,137,500	5.78
Canceled/forfeited	(324,434)	4.65	—	—
Exercised	(1,246,023)	4.71	(23,900)	4.30

Outstanding, end of year	2,358,143	4.80	3,928,600	4.76

Exercisable, end of year	1,106,298	$4.82	1,291,255	$4.74

At December 31, 2009, there was approximately $1.6 million of unrecognized stock-based compensation cost relating to outstanding nonvested options. No options were granted in the year ended December 31, 2009. 12,000 stock options were exercised in December 2009 and issued in January 2010. These shares are classified as Share Capital Subscribed in the Consolidated Statement of Shareholders’ Equity.

At December 31, 2009, the weighted-average remaining contractual term was 6.0 years for outstanding options and 6.1 years for exercisable options. The aggregate intrinsic value for all outstanding options was $24.2 million and for all exercisable options was $11.4 million at December 31, 2009. During 2009, the total intrinsic value of options exercised, the total fair value of shares vested during the year, and the total compensation cost recognized in income totaled $6.5 million, $18.0 million, and $3.5 million, respectively.

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

The exercise prices of option grants are equal to the closing price of the Company’s common stock on the NYSE Amex on the grant date pursuant to the terms of the 2007 Stock Option Plan. Options granted under the 2007 Stock Option Plan are five or ten year non-qualified options and will vest in equal one-third installments over two to three years, until fully vested on either the second or third anniversary of the grant date.

A binomial option pricing model was used to determine the value of the options granted in 2008 and 2007 pursuant to the terms of the 2007 Stock Option Plan. The 2008 and 2007 options granted were valued based upon an assumption that suboptimal exercise of the options is expected to occur when the market price reaches twice the exercise price. The estimated forfeiture rate for the 2007 and 2008 option grants was increased from 3.00% to 5.00% beginning in 2009.

The table below provides other assumptions, costs, and associated values for options granted pursuant to the 2007 Stock Option Plan:

	Years ended December 31,
	2008	2007
Weighted-average contractual term	5 years	10 years
Dividend yield	0.00%	0.00%
Risk-free interest rate	2.22%-3.65%	4.50%-5.05%
Volatility	50.00%-67.00%	50.00%
Estimated annual forfeiture rate	3.00%	3.00%
Weighted-average grant-date fair value	$2.79	$2.20

Total intrinsic value of options exercised (millions)	$nil	N/A
Total fair value of shares vested during the year (millions)	$6.5	N/A
Compensation cost recognized in income (millions)	$3.5	$1.0

Description of the Restricted Share Plan

The Restricted Share Plan (the “RSU Plan”) was adopted by the Board of Directors in July 2007. See “Description of Allied Nevada 2007 Stock Option Plan and Valuation of Stock Options” for the number of shares of common stock that are reserved for issuance under the RSU Plan. A Restricted Share Unit (“RSU”) is granted subject to a restricted period (“Restricted Period”) as determined by the Compensation Committee upon grant. An RSU is exercised automatically and a share of Allied Nevada common stock is issued for no additional consideration on the later of the end of a Restricted Period and in the case of Canadian residents, a date determined by the eligible participant that is after the Restricted Period and before a participant’s retirement date or termination date (a “Deferred Payment Date”). Participants who reside in Canada seeking to set a Deferred Payment Date must give the Company at least 60 days notice prior to the expiration of the Restricted Period in order to effect such change.

	Years ended December 31,
	2009		2008
	Number of RSUs	Weighted Average Grant-Date Fair Value	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding, beginning of year	336,000	$4.32	300,000	$4.35
Granted	509,500	8.09	36,000	4.13
Exercised	(12,000)	4.13	—	—
Canceled/expired	(6,000)	5.78	—	—

Outstanding, end of year	827,500	6.64	336,000	4.32

Vested, end of year	212,000	$4.34	112,000	$4.32

Restricted share units vest annually over two to three years, until fully vested on either the second or third anniversary of the grant date. For the year ended December 31, 2009, 166,000 RSUs were granted that vest in equal one-third installments over three

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

years. Additionally, 343,500 RSUs were granted which were also subject to achievement of certain financial and operating thresholds. See Part III, Item 11, for a description of the performance based measures used. At December 31, 2009, the weighted-average remaining restricted period for nonvested RSUs was 1.5 years.

The RSU values are based upon the fair value of the Company’s stock on the date of grant, less estimated forfeitures. The restricted share units are expensed over the requisite service periods. At December 31, 2009, there was approximately $3.8 million of unrecognized stock-based compensation cost relating to outstanding restricted share units.

The table below provides costs and associated values for RSUs granted pursuant to the Restricted Share Plan:

	Years ended December 31,
	2009	2008	2007
Weighted-average contractual term	3 years	2 years	3 years
Weighted-average estimated forfeiture rate	11.23%	3.00%	3.00%
Total intrinsic value of RSUs exercised (millions)	$0.1	$—	$—
Total fair value of shares vested during the year (millions)	$1.7	$0.6	$—
Compensation cost recognized in income (millions)	$1.0	$0.5	$0.2

Description of the Special Stock Option Plan

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

The table below is a summary of changes in the Special Stock Option Plan for the periods indicated:

	Years ended December 31,
	2009		2008
	Number of Special Options	Weighted Average Exercise Price	Number of Special Options	Weighted Average Exercise Price
Outstanding, beginning of year	290,728	$3.23	427,670	$2.98
Granted	—	—	—	—
Canceled/expired	(16,705)	2.32	(46,777)	2.57
Exercised	(213,885)	3.04	(90,165)	2.28

Outstanding, end of year	60,138	4.41	290,728	3.23

Exercisable, end of year	60,138	$4.41	290,728	$3.23

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2009, all options outstanding under the Special Option Plan were exercisable and had a weighted-average remaining contractual term of 1.4 years. The total intrinsic value of Special Options exercised during the years ended December 31, 2009, 2008, and 2007 totaled $1.4 million, $0.3 million, and $0.7 million, respectively.

Warrants

The table below is a summary of changes in the Company’s warrants for the periods indicated:

	Years ended December 31,
	2009	2008	2007
Outstanding warrants, beginning of year	3,785,850	3,785,850	—
Granted	—	—	3,925,700
Exercised	(3,780,850)	—	(139,850)
Canceled/expired	(5,000)	—	—

Outstanding warrants, end of year	—	3,785,850	3,785,850

As discussed in the previous section “Private Placement Financing”, on July 16, 2007, the Company issued 3,696,000 common stock purchase warrants with a two-year exercise period, a CDN$5.75 exercise price. During 2009, prior to the warrants’ expiration date of July 16, 2009, the Company received proceeds of $19.4 million based on the US/Canadian dollar exchange rate on the exercise dates.

On July 16, 2007, the Company also issued warrants to purchase 114,850 units to Quest Securities for finder services performed in connection with the July 2007 private placement. Each unit entitled Quest Securities for a period of two years to acquire one share of common stock of Allied Nevada at an exercise price of CDN$4.60 per unit and a warrant to acquire one share of common stock of Allied Nevada for a period of two years from closing at a price of CDN$5.75 per share. The Company determined the value of the warrants granted pursuant to the terms of the July 2007 private placement using a Black-Scholes pricing model.

Preferred Stock

The authorized share capital of Allied Nevada includes 10 million shares of undesignated preferred stock with a par value of $0.001 per share. As of December 31, 2009, no shares of preferred stock have been issued.

17. Supplemental Balance Sheet Disclosure

The following table presents prepaid and other assets and accrued liabilities and other included in total current assets and total current liabilities (in thousands):

	December 31,
	2009	2008
Prepaids and other
Prepaid mineral claim fees	$1,156	$852
Prepaid insurance	440	212
Planned major maintenance	1,530	—
Prepaid taxes	307	—
Other prepaids and deposits	478	174

Total prepaids and other current assets	$3,911	$1,238

Accrued liabilities and other
Accrued compensation	$912	$1,003
Employment taxes payable	216	54
Other	348	—

Total accrued liabilities and other	$1,476	$1,057

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

18. Income Taxes

The components of the Company’s provision (benefit) for income taxes are as follows (in thousands):

	December 31,
	2009	2008	2007
Current:
Federal	$—	$—	$—
Deferred:
Federal	(1,490)	(27,730)	(3,894)

Change in Valuation Allowance	(16,393)	27,730	3,894

Total provision (benefit) for income taxes	$(17,883)	$—	$—

The components of deferred taxes as of December 31, 2009 and December 31, 2008 are as follows (in thousands):

	December 31,
	2009	2008
Current deferred tax assets
Unrealized gains and other	$454	$626
Net Operating loss	9,856	—

Total current deferred tax assets	10,310	626

Valuation allowance	(5,966)	(626)

Net current deferred tax assets	4,344	—

Non-current deferred tax assets
Property - tax basis in excess of book	15,900	12,626
Accrued reclamation	2,137	1,999
Stock based compensation	3,819	1,816
Net Operating loss	11,558	24,697
Other	118	—

Total non-current deferrred tax assets	33,532	41,138

Non-current deferred tax liabilities
Other	(588)	—

Total non-current deferred tax liabilities	(588)	—

Net non-current deferred tax assets	32,944	41,138

Valuation allowance	(19,405)	(41,138)

Total net non-current deferred tax assets	13,539	—

Total net deferred tax assets	$17,883	$—

A reconciliation of income taxes computed at the United States Federal statutory tax rate to income tax expense follows (in thousands):

	Years ended December 31,
	2009		2008		2007
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Income taxed at statutory rates (benefit)	$(3,301)	35.00%	$(27,874)	35.00%	$(3,942)	35.00%
Unrealized loss on warrants	1,803	(19.12)%	—	—	—	(0.01)%
Permanent differences	8	(0.08)%	8	(0.01)%	(91)	0.81%
Loss associated with Vista through May 9, 2007	—	—	—	—	139	(1.23)%
Other	—	—	136	(0.17)%	—	—
Change in valuation allowance	(16,393)	173.81%	27,730	(34.82)%	3,894	(34.57)%

Income tax provision (benefit)	$(17,883)	189.61%	$—	—	$—	—

Pretax book income (loss)	$(9,432)		$(79,641)		$(11,265)

        The Company provided a valuation allowance against its net deferred tax assets of $25.4 million as of December 31, 2009, since it cannot conclude that it is more likely than not that $25.4 million of the net deferred tax assets will be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, projected future taxable income projections and tax planning strategies in making this assessment. The Company released $17.9 million of its valuation allowance as of December 31, 2009 based on its future taxable income and ability to utilize its net operating loss carryforwards. The Company will continue to evaluate whether the remaining valuation allowance is needed in future reporting periods.

The Company has net operating loss carryovers as of December 31, 2009 of $68.2 million for federal income tax purposes and $61.2 million for financial statement purposes. The difference of $7.0 million relates to tax deductions that deviate from compensation expense for financial statement purposes. The benefit of these excess tax deductions will not be recognized for financial statement purposes until the related deductions reduce taxes payable. The net operating loss carryovers may be carried back two years and forward twenty years from the year the net operating loss was generated. The net operating losses will expire in varying amounts from 2010 to 2028.

On January 1, 2007, the Company adopted Financial Accounting Standards Board ASC 740-10-25 (formerly known as FIN 48), “Accounting for Uncertainty in Income Taxes”. The Company believes that the tax positions taken in the Company’s tax returns satisfy the more-likely-than-not threshold for benefit recognition. Furthermore, a review of the Company’s trial balances suggests that the Company has appropriately addressed the material book-tax differences. The Company is confident that the amounts claimed (or expected to be claimed) in the tax returns reflect the largest amount of such benefits that are greater than fifty percent likely of being realized upon ultimate settlement. Accordingly, no ASC 740-10-25 liabilities have been recorded by the Company as a result of ASC 740-10-25. Any potential adjustments for uncertain tax positions would be reclassified between deferred tax asset - NOL and another deferred tax asset. No penalty or interest would be recorded as the Company is not currently, and has not in the past, been in a taxable income position. The Company’s policy is to recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. Neither interest nor penalties related to uncertain tax positions were accrued at December 31, 2009.

With limited exception, the Company is no longer subject to U.S. federal income tax audits by taxing authorities for years through 2005.

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

19. Term Loan

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

Interest rates on borrowings were fifteen percent per annum compounded monthly. During 2009, the Company recognized interest expense of $0.7 million on the Credit Agreement. Additionally, the Company incurred loan costs totaling $0.1 million, which were fully expensed when the Company voluntarily repaid the amounts then outstanding on the Credit Agreement. For the year ended December 31, 2009, $0.1 million in interest costs incurred on the Credit Agreement were capitalized and allocated to certain “qualifying assets” pursuant to Accounting Standards Codification 835-20, “Capitalization of Interest Costs” (“ASC 835-20”), and are included in Plant and Equipment (Note 9).

In March 2008, a subsidiary of the Company entered into a credit agreement with Ionic Capital Corp. (“Ionic”), which allowed the subsidiary to borrow up to CDN$27.0 million. Amounts could have been borrowed under the credit agreement until July 2008 and were limited to working capital, operating, and capital expenditures related to the reopening and operation of the Hycroft mine. Pursuant to the Credit Agreement, the Company was required to borrow CDN$10.0 million at the initiation of the Credit Agreement. At the end of May 2008, the Company voluntarily repaid all amounts then outstanding on the Credit Agreement of approximately CDN$10.1 million. During 2008, interest expense on the Ionic term loan totaled $1.8 million consisting of amortization of deferred loan costs and interest paid in cash.

The Company incurred a standby and structuring fee, a draw down fee, and other related costs totaling approximately $1.7 million, which were recognized as interest expense as a result of the voluntary repayment of the amount then outstanding on the Credit Agreement. Interest costs incurred on the Credit Agreement for the year ended December 31, 2008 of $0.2 million were capitalized and allocated to certain “qualifying assets” pursuant to ASC 835-20, and are included in Mine Development Costs.

20. Segment Information

Allied Nevada is engaged in the evaluation, acquisition, exploration and advancement of gold exploration and development projects in Nevada. The Company identifies its reportable segments as those consolidated mining operations or functional groups that represent more than 10% of the combined revenue, profit or loss or total assets of all reported operating segments. Consolidated mining operations or functional groups not meeting this threshold are aggregated at the corporate level for segment reporting purposes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. As of December 31, 2009, the Company identified Hycroft, Exploration, and Corporate as its identifiable segments. Segment information as of and for the years ended December 31, 2009, 2008, and 2007 are as follows:

As of and for the years ended December 31,	Hycroft Mine	Exploration	Corporate and Other	Total
2009
Sales	$43,204	$—	$—	$43,204
Income (loss) from operations	14,121	(5,554)	(12,464)	(3,897)
Interest income	39	—	10	49
Interest expense	(1,030)	—	—	(1,030)
Loss due to change in value of equity-linked financial instruments	—	—	(5,152)	(5,152)
Gain (loss) on foreign exchange	(1,018)	—	1,554	536
Other expense	—	62	—	62

Income (loss) before taxes	12,112	(5,492)	(16,052)	(9,432)
Deferred income tax benefit	—	—	17,883	17,883

Net income (loss)	12,112	(5,492)	1,831	8,451
Total assets	113,998	33,922	104,505	252,425
Capital expenditures	5,772	118	183	6,073

2008
Total costs and expenses	$(14,549)	$(54,164)	$(10,525)	$(79,238)
Interest income	—	—	932	932
Interest expense	(1,876)	—	—	(1,876)
Gain (loss) on foreign exchange	(313)	—	46	(267)
Other income (expense)	—	809	(1)	808

Net Loss	(16,738)	(53,355)	(9,548)	(79,641)
Total assets	61,739	33,864	16,656	112,259
Capital expenditures	30,020	—	77	30,097
2007
Total costs and expenses	$(3,122)	$(4,717)	$(4,507)	$(12,346)
Interest income	—	—	1,030	1,030
Interest expense	(11)	—	—	(11)
Gain on disposal of assets	62	—	—	62

Net Loss	(3,071)	(4,717)	(3,477)	(11,265)
Total assets	8,831	6,799	90,884	106,514
Capital expenditures	39	—	229	268

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

21. Fair Value Measurements

The Company’s financial instruments, including cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

The Company adopted Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”), effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. ASC 820 applies to all financial assets and liabilities that are being measured and reported on a fair value basis. Beginning January 1, 2009, the Company also applied ASC 820 to non-financial assets and liabilities. During 2008, the Company did not have any financial assets or liabilities measured on a recurring basis.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a measurement date (exit price). The Company uses market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market and income approaches for recurring fair value measurements and utilizes the best available information. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements) as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. As of and for the year ended December 31, 2009, the Company did not have any assets or liabilities measured under a level 1 fair value hierarchy.

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. As of and for the year ended December 31, 2009, the Company did not have any assets or liabilities measured under a level 2 fair value hierarchy.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and financial liabilities that were accounted for at fair value as of December 31, 2009. As required by ASC 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	Year ended December 31, 2009
	Level 1	Level 2	Level 3	Total
Liabilities
Equity-linked financial instruments (Note 15):
Balance, beginning of year	$—	$—	$4,332	$4,332 [1]
Non-cash (gain) loss due to change in value	—	—	5,167	5,167
Warrants exercised	—	—	(9,484)	(9,484)
Gain due to cancellation of warrants	—	—	(15)	(15)

Balance, end of year	$—	$—	$—	$—

22. Related Party Transactions

Pre-Arrangement Loans from Vista

On May 10, 2007, Allied Nevada commenced operations following Vista’s transfer to Allied Nevada of its Nevada-based mining properties and related assets, along with cash, and the transfer to Allied Nevada by Carl Pescio and Janet Pescio of their interests in certain Nevada mining properties and related assets. These transfers to Allied Nevada were made in exchange for shares of Allied Nevada’s common stock and cash, under the terms of the Arrangement Agreement (Note 16).

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

[1]	As restated

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

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

On January 26, 2007, Allied Nevada entered into a professional service agreement with Hal Kirby, who was not a related person at the time but was appointed Executive Vice President and Chief Financial Officer of Allied Nevada on April 16, 2007. Under the professional service agreement, Mr. Kirby provided financial and accounting services including review of accounting systems and documentation under development for Allied Nevada, and meeting with auditors and planning for scope and plans for future audits. The agreement was to expire no later than December 31, 2007, with amounts paid under the agreement not to exceed $50,000. Pursuant to the professional service agreement, the Company compensated Mr. Kirby at the rate of $1,000 per day worked plus reimbursement of his reasonable out-of-pocket expenses at cost. Mr. Kirby was paid $22,000 under the provisions of this contract. This service contract was terminated on April 16, 2007 upon acceptance by Mr. Kirby of the appointment to the position of Executive Vice President and Chief Financial Officer of the Company, and was replaced by a formal employment agreement that Allied Nevada entered into with Mr. Kirby in January 2008.

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

Sierra Partners Consulting Agreement

On July 2, 2007, Allied Nevada entered into an Investor Relations Services Agreement with Sierra Partners II LLC (“Sierra”) to assist Allied Nevada with the development and initiation of an investor relations program and to provide consulting and advisory services regarding the North American investor market. W. Durand Eppler, an Allied Nevada Director until June 17, 2009, is a partner in Sierra. During the six month term of the Agreement, Sierra received a monthly retainer of $15,000 and was granted an option to purchase 45,000 shares of Allied Nevada common stock in accordance with the Allied Nevada Stock Option Plan. This option has a 10-year term, an exercise price per share of $4.35 which was determined in accordance with the Allied Nevada Stock Option Plan as the closing price of Allied Nevada’s common stock on the grant date of July 3, 2007, and a total grant date fair value of $99,000 based on a binomial option valuation model. The option fully vested on December 31, 2007.

On January 28, 2008, Allied Nevada amended its Investor Relations Services Agreement with Sierra to assist the Company with its investor relations program and to provide consulting and advisory services regarding the North American investor market. Under terms of the amended agreement, Sierra received a monthly retainer of $5,000 and reimbursement of reasonable out of pocket fees and expenses. The amended agreement expired on December 31, 2008 and was renewed in January 2009 on a month-to-month basis. W. Durand Eppler, who was an Allied Nevada director until June 17, 2009, currently serves as President of, and is a partner of, Sierra and, as a result, benefited from this transaction to the extent of his interest in Sierra. For the years ended December 31, 2009 and 2008, Allied Nevada has paid Sierra approximately $91,000 and $94,000, respectively. At December 31, 2009, $5,000 was due to Sierra, and there were no amounts due to Sierra at December 31, 2008.

Provision of Legal Services

Cameron Mingay, an Allied Nevada director who was appointed as an Allied Nevada Director in March 2007, is a partner at Cassels Brock & Blackwell LLP (“Cassels Brock”) of Toronto, Ontario, Canada, which since June 2007 has served as outside counsel

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

to Allied Nevada in connection with Canadian corporate and securities law matters. Allied Nevada has paid Cassels Brock an aggregate of approximately $320,000, $588,000 and $288,000 for legal services rendered during the years ended December 31, 2009, 2008 and 2007, respectively. In addition, approximately $23,000, $86,000 and $67,000 were owed to Cassels Brock at December 31, 2009, 2008, and 2007, respectively.

Private Placement Financing

In connection with the private placement financing, Allied Nevada paid a cash finder’s fee of $507,000, being 5% of the gross proceeds raised, to eligible persons that arranged for purchasers (“Finders”). As consideration for its role as Finder in the private placement financing, Quest Securities Corporation (“Quest Securities”), then a wholly-owned subsidiary of Quest Capital Corp. (“Quest Capital”) received a cash fee of $105,000, and warrants to purchase 114,850 units. Each unit entitles Quest Securities for a period of two years to acquire one share of common stock of Allied Nevada at an exercise price of CDN $4.60 per unit and a warrant to acquire one share of common stock of Allied Nevada for a period of two years from closing at a price of CDN$5.75 per share. No commissions were paid to Quest Securities with respect to sales of units to directors or officers of Allied Nevada. Robert Buchan, Executive Chairman and a director of Allied Nevada, then served as Chairman of Quest Capital and A. Murray Sinclair, then an Allied Nevada director, then served as Managing Director of Quest Capital. Effective December 14, 2007, Mr. Sinclair resigned as a director of Allied Nevada to assist Quest Capital in its conversion into a Mortgage Investment Corporation. In connection with this conversion, effective January 1, 2008 Mr. Sinclair was appointed Co-Chairman of Quest Capital and Mr. Buchan resigned as Chairman of Quest Capital. Mr. Buchan has since resigned as a director of Quest Capital.

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

Ionic Credit Facility

As described in Note 19, the Company entered into Credit Agreements in March 2008 and March 2009 with Ionic Capital Corp. (Ionic). Robert Buchan, Executive Chairman of Allied Nevada’s Board of Directors, as disclosed to the Board of Directors, participated as an investor in the Credit Facility.

During 2009, the Company paid interest expense of $0.7 million on the March 2009 Credit Agreement. Additionally, the Company incurred loan costs totaling $0.1 million, which were fully expensed when the Company voluntarily repaid the amounts then outstanding on the Credit Agreement at the end of September 2009.

Allied Nevada paid $42,000 to Ionic for interest on the March 2008 Credit Agreement and approximately $1.7 million for a standby and structuring fee, a drawdown fee, and other loan related costs for the year ended December 31, 2008. At the end of May 2008, the Company voluntarily repaid all amounts then outstanding on the March 2008 Credit Agreement.

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

23. Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2009 and 2008 are as follows (in thousands, except per share amounts):

	Quarters
Year ended December 31, 2009	First	Second	Third	Fourth
Net sales	$3,204	$3,814	$19,997	$16,189
Gross profit	1,096	2,174	12,193	10,330
Net income (loss)	(7,580)	(6,870)	5,134	17,767
Basic net income (loss) per share	(0.13)	(0.12)	0.08	0.24
Diluted net income (loss) per share	(0.13)	(0.12)	0.08	0.24

Year ended December 31, 2008
Net loss	$(6,870)	$(9,858)	$(9,747)	$(53,167)
Basic and diluted net loss per share	(0.16)	(0.18)	(0.17)	(0.92)

24. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts).

	Years ended December 31,
	2009	2008	2007
Net income (loss) available to common shareholders	$8,451	$(79,641)	$(11,265)

Basic:
Weighted average number of shares outstanding	63,850	53,470	26,955
Income (loss) per share	0.13	(1.49)	(0.42)

Diluted:
Weighted average number of shares outstanding	65,441	53,470	26,955
Income (loss) per share	0.13	(1.49)	(0.42)

As discussed in Note 1 to the Consolidated Financial Statements, the Company commenced operations as an independent newly formed and publicly held entity on May 10, 2007. Accordingly, basic and diluted net loss per common share is not presented for periods prior to May 10, 2007.

The computation of 2009 basic income per share includes within the weighted average number of shares outstanding at December 31, 2009 a total of 212,000 vested restricted share units that were not issued as of December 31, 2009. The computation of 2009 diluted income per share includes within the weighted average number of shares outstanding at December 31, 2009 a total of 2,358,143 options granted under the Allied Nevada Stock Option Plan outstanding, 60,138 options granted under the Allied Nevada Special Stock Option plan outstanding, and 827,500 unvested restricted share units outstanding.

For the year ended December 31, 2008, there were 3,785,850 warrants outstanding, 3,928,600 options granted under the Allied Nevada Stock Option Plan outstanding, 290,728 options granted under the Allied Nevada Special Stock Option plan outstanding, and 336,000 restricted share units outstanding that were not included in diluted loss per share because inclusion would have been anti-dilutive. The weighted average number of shares outstanding at December 31, 2008 includes 100,000 vested restricted share units that were not issued as of December 31, 2008.

For the year ended December 31, 2007, there were 3,785,850 warrants outstanding, 2,815,000 options granted under the Allied Nevada Stock Option Plan outstanding, 427,670 options granted under the Allied Nevada Special Stock Option plan outstanding, and 300,000 restricted share units outstanding that were not included in diluted loss per share because inclusion would have been anti-dilutive.

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

25. Commitments and Contingencies

The Company is from time to time involved in various legal proceedings related to its business. Management does not believe that adverse decisions are likely in any pending or threatened proceeding, or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition or results of operations.

26. Employee Benefit Plan

Effective June 1, 2008, the Company adopted a retirement savings plan. The Allied Nevada Gold Corp. 401(k) Plan (the “Plan”) is a defined contribution plan and covers all salaried employees of the Company. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and Section 401 (k) of the Internal Revenue Code.

The assets of the Plan are held and the related investments are executed by the Plan’s trustee. Participants in the Plan have investment alternatives in which to place their funds and may place their fund in one or more of these investment alternatives. Administrative fees are paid by the Company on behalf of the Plan. The Plan provides for annual discretionary contributions by the Company. For the years ended December 31, 2009 and 2008, Company contributions totaled $0.3 million and $0.1 million, respectively.

27. Subsequent Events

Approval of Reclamation Cost Estimate

On February 1, 2010, we received a notification from the Bureau of Land Management (“BLM”) of a revised total reclamation cost estimate of $16.2 million to expand mining operations and address exploration disturbance at the Hycroft Mine. This notification resulted in the Company increasing its surety bond for the benefit of the BLM by $0.9 million, which is collateralized by restricted cash in approximately the same amount.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

A.	Evaluation of Disclosure Controls and Procedures. The principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation Allied Nevada’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2009. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2009, which report appears on page 50.

C.	Changes in Internal Controls. There has been no change in Allied Nevada’s internal control over financial reporting during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406, and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in the Company’s 2010 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2009 (the “2010 Proxy Statement”), and is hereby incorporated by reference thereto.

Item 11.	Executive Compensation

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2010 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2009, and is hereby incorporated by reference from our 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2010 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2009, and is hereby incorporated by reference from our 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2010 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2009, and is hereby incorporated by reference from our 2010 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be contained in the Company’s 2010 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2009, and is hereby incorporated by reference from our 2010 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Audited Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007 of Allied Nevada Gold Corp.

Reports of Independent Auditor

Consolidated Balance Sheets

Consolidated Statements of Income (Loss)

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
	(in thousands)

Year ended December 31, 2008 Valuation allowance deferred tax assets	$14,033	$—	$27,731	$—	$41,138

Year ended December 31, 2009 Valuation allowance deferred tax assets	41,138	—	(15,767)	—	25,371

(b) Index to Exhibits

Exhibit Number	Description of Document

2(1)	Plan of Arrangement (included as part of Exhibit 10.1 hereto)

3.1(1)	Certificate of Incorporation of the Registrant, dated September 14, 2006

3.2(1)	By-laws of the Registrant

4.1(2)	Form of Common Share Purchase Warrant, dated July 16, 2007, issued by Allied Nevada Gold Corp. to each Holder (as defined therein)

4.2(2)	Form of Finder’s Warrant to Purchase Units, dated July 16, 2007, issued by Allied Nevada Gold Corp. to Quest Securities Corporation

10.1(1)	Arrangement and Merger Agreement dated as of September 22, 2006, between Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio

10.2(3)	Non-Competition Agreement dated February 15, 2007, between Allied Nevada Gold Corp. and Carl Pescio

10.3(3)	Professional Service Agreement dated February 15, 2007, between Allied Nevada Gold Corp. and Carl Pescio

10.4(3)	Allied Nevada Gold Corp. Special Stock Option Plan

10.5(10)	Allied Nevada Gold Corp. 2007 Stock Option Plan, as amended

10.6(10)	Allied Nevada Gold Corp. Restricted Share Plan

10.7(4)	Form of Restricted Share Right Grant Letter under the Allied Nevada Gold Corp. Restricted Share Plan

Exhibit Number	Description of Document

10.8(3)	Form of Indemnification Agreements entered into between Allied Nevada Gold Corp. and the directors and officers parties thereto

10.9(3)	Form of Indemnification Agreements entered into between Allied Nevada Gold Corp. and the directors and officers parties thereto

10.10(6)	Amendment to Arrangement and Merger Agreement by and among Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio, dated May 8, 2007

10.11(7)	Investor Relations Services Agreement by and between Allied Nevada Gold Corp. and Sierra Partners II LLC, dated July 2, 2007

10.12(5)	Professional Service Agreement dated January 26, 2007, between Allied Nevada Gold Corp. and Hal Kirby

10.13(2)	Form of Subscription Agreement for Units, dated July 16, 2007, as amended, by and between Allied Nevada Gold Corp. and each Subscriber (as defined therein)

10.14(2)	Finder’s Fee Agreement, dated as of July 16, 2007, by and between Allied Nevada Gold Corp. and Global Resource Investments Ltd.

10.15(2)	Indemnity Agreement, dated as of July 16, 2007, by and between Allied Nevada Gold Corp. and Global Resource Investments Ltd.

10.16(12)	Equipment Purchase Agreement and Bill of Sale, dated March 19, 2008 among Hycroft Resources & Development, Inc., Komatsu Financial Limited Partnership, Lisbon Valley Mining Co., LLC and Constellation Copper Corporation

10.17(13)	Credit Agreement, dated March 20, 2008 between Ionic Capital Corp., Hycroft Resources & Development, Inc., Allied Nevada Gold Corp., Hycroft Lewis Mine, Inc., Victory Exploration Inc., Victory Gold Inc., Allied VGH Inc., Allied Nevada Gold Holdings LLC and Allied VNC Inc.

10.18(14)	Credit Agreement, dated March 30, 2009 between Ionic Capital Corp., Allied Nevada Gold Corp. and Hycroft Resources & Development, Inc.

10.19(15)	Amendment to Investor Relations Services Agreement by and between Allied Nevada Gold Corp. and Sierra Partners II LLC, dated January 28, 2008

10.20(4)	Restricted Share Right Grant Letter for Robert M. Buchan dated as of July 3, 2007

10.21(8)	Employment Agreement, dated as of January 11, 2008, by and between Allied Nevada Gold Corp. and Mike Doyle

10.22(8)	Employment Agreement, dated as of January 11, 2008, by and between Allied Nevada Gold Corp. and Rick H. Russell

10.23(8)	Employment Agreement, dated as of January 11, 2008, by and between Allied Nevada Gold Corp. and Mike Doyle

10.24(8)	Employment Agreement, dated as of January 11, 2008, by and between Allied Nevada Gold Corp. and Rick H. Russell

10.25(11)	Addendum No. 1 to Employment Agreement dated December 28, 2008 between Allied Nevada Gold Corp. and Scott A. Caldwell

10.26(11)	Addendum No. 1 to Employment Agreement dated December 28, 2008 between Allied Nevada Gold Corp. and Hal D. Kirby

10.27(11)	Addendum No. 1 to Employment Agreement dated December 28, 2008 between Allied Nevada Gold Corp. and Mike Doyle

21	Subsidiaries of the Registrant

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm

Exhibit Number	Description of Document

23.2	Consent of Scott E. Wilson Consulting, Inc.

24	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10, filed January 12, 2007.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 20, 2007.
(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, filed February 20, 2007.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 27, 2007.
(5)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form 10, filed April 23, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 16, 2007.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 3, 2007.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 15, 2008.
(10)	Incorporated by reference to the Registrant’s Proxy Statement filed on April 29, 2008.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 31, 2008.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 25, 2008.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 26, 2008.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 3, 2009.
(15)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1, filed March 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED NEVADA GOLD CORP.
Registrant

Date: March 11, 2010	By:	/S/ SCOTT A. CALDWELL
Scott A. Caldwell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SCOTT A. CALDWELL	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2010
Scott A. Caldwell

/S/ HAL D. KIRBY	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2010
Hal D. Kirby

*	Executive Chairman and Director	March 11, 2010
Robert M. Buchan

*	Director	March 11, 2010
Cameron A. Mingay

*	Director	March 11, 2010
Terry M. Palmer

*	Director	March 11, 2010
Carl Pescio

*	Director	March 11, 2010
D. Bruce Sinclair

*	Director	March 11, 2010
Robert G. Wardell

*By:	/S/ SCOTT A. CALDWELL
Scott A. Caldwell
Attorney-in-Fact