Form 10-Q
period 2010-03-31
Allied Nevada Gold Corp.
filed 2010-05-10
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-33119

ALLIED NEVADA GOLD CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	20-5597115
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9790 Gateway Drive, Suite 200 Reno, NV	89521
(Address of principal executive offices)	(Zip Code)

(775) 358-4455

(Registrant’s telephone no., including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

74,365,027 shares of Common Stock, $0.001 par value, outstanding at May 4, 2010

ALLIED NEVADA GOLD CORP.

FORM 10-Q

For the Quarter Ended March 31, 2010

INDEX

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except shares and per share amounts)

	(Unaudited)
	March 31, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$85,948	$91,581
Inventories - Note 3	8,928	6,773
Ore on leachpads - Note 4	40,364	34,179
Prepaids and other	4,320	3,911
Deferred tax asset, current portion	4,029	4,344

Current assets	143,589	140,788

Restricted cash - Note 5	14,984	14,066
Plant and equipment, net - Note 6	36,913	35,367
Mine development costs - Note 7	12,131	10,389
Reclamation premium and asset retirement cost asset	2,310	2,431
Mineral properties - Note 9	35,674	35,845
Deferred tax asset, non-current portion	12,241	13,539

Total assets	$257,842	$252,425

Liabilities:
Accounts payable	$12,640	$12,414
Amounts due to related parties - Note 16	41	28
Accrued liabilities and other - Note 15	1,198	1,476
Capital lease obligations, current portion - Note 10	1,319	1,298
Asset retirement obligation, current portion - Note 8	476	476

Current liabilities	15,674	15,692

Deferred royalty income	422	686
Capital lease obligations, long-term portion - Note 10	4,351	4,700
Asset retirement obligation, long-term portion - Note 8	6,277	6,167
Other accrued liabilities - Note 11	2,932	2,000

Total liabilities	29,656	29,245

Commitments and Contingencies - Note 20

Shareholders’ Equity:

Common stock - Note 13 ($0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: 73,917,023 at March 31, 2010 and 73,837,267 at December 31, 2009)	74	74
Additional paid-in-capital	319,275	317,923
Accumulated deficit	(91,163)	(94,817)

Total shareholders’ equity	228,186	223,180

Total liabilities and shareholders’ equity	$257,842	$252,425

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

(US dollars in thousands, except shares and per share amounts)

	Three months ended March 31,
	2010	2009
Revenue:
Gold sales	$22,604	$3,149
Silver sales	855	55

	23,459	3,204

Operating expenses:
Cost of sales (excludes depreciation, amortization, and accretion)	8,767	2,108

	14,692	1,096

Stripping costs	517	3,877
Depreciation and amortization	1,278	522
Exploration and land holding costs	3,851	426
Accretion	110	97
Corporate general and administrative	3,712	2,217

Income (loss) from operations	5,224	(6,043)

Interest income	12	16
Interest expense - Note 16	(95)	(43)
Loss due to change in value of equity-linked financial instruments - Note 19	—	(1,468)
Net foreign exchange gain (loss)	71	(42)
Other income	269	—

Income (loss) before income taxes	5,481	(7,580)

Income tax expense - Note 14	(1,827)	—

Net income (loss)	$3,654	$(7,580)

Earnings (loss) per share:
Basic:
Weighted average number of shares outstanding	74,090,347	57,557,554
Income (loss) per share - Note 17	$0.05	$(0.13)

Diluted:
Weighted average number of shares outstanding	76,223,649	57,557,554
Income (loss) per share - Note 17	$0.05	$(0.13)

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(US dollars in thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:

Net income (loss)	$3,654	$(7,580)

Adjustments to reconcile net income (loss) for the period to net cash provided by (used in) operating activities:
Depreciation and amortization	1,278	522
Accretion	110	97
Stock-based compensation	1,030	688
Loss due to change in fair value of equity-linked financial instruments	—	1,468
Gain on recognition of deferred income	(269)	—
Deferred income taxes	1,614	—

Change in operating assets and liabilities:
Inventories	(1,999)	191
Ore on leach pads	(5,059)	(5,623)
Prepaids and other	(409)	195
Accounts payable and amounts due to related parties	239	(2,111)
Accrued liabilities and other	653	188

Net cash provided by (used in) operating activities	842	(11,965)

Cash flows from investing activities:
Additions to plant and equipment	(3,187)	(156)
Additions to mine development costs	(2,369)	—
Increase in restricted cash	(918)	(10)
Proceeds from advance minimum royalties	5	81

Net cash used in investing activities	(6,469)	(85)

Cash flows (used in) provided by financing activities:
Proceeds on issuance of common stock	322	29
Proceeds from term loan	—	6,348
Payment of loan costs	—	(87)
Repayments of principal on capital lease agreements	(328)	(162)

Net cash (used in) provided by financing activities	(6)	6,128

Net decrease in cash and cash equivalents	(5,633)	(5,922)

Cash and cash equivalents, beginning of year	91,581	16,511

Cash and cash equivalents, end of period	$85,948	$10,589

Supplemental cash flow disclosures:
Cash paid for interest	$95	$43

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(US dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2009	57,433,144	57	195,381	(101,832)	93,606
Cumulative effect related to the adoption of ASC 815-40 - Note 12	—	—	(2,896)	(1,436)	(4,332)
Shares issued under stock option plans	20,047	—	29	—	29
Stock-based compensation	—	—	688	—	688
Net loss	—	—	—	(7,580)	(7,580)

Balance, March 31, 2009	57,453,191	$57	$193,202	$(110,848)	$82,411

Balance, January 1, 2010	73,837,267	$74	$317,923	$(94,817)	$223,180
Shares issued under stock option plans	67,756	—	322	—	322
Stock-based compensation and RSU plan share issuances	12,000	—	1,030	—	1,030
Net income	—	—	—	3,654	3,654

Balance, March 31, 2010	73,917,023	$74	$319,275	$(91,163)	$228,186

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

The preparation of the Company’s Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to estimates of recoverable gold in leach pad inventories; net realizable value of ore on leach pads; the valuation allowances for deferred tax assets; mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units of production amortization calculations; environmental, reclamation and closure obligations; and estimates of fair value for asset impairments. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and, with the exception of the new accounting pronouncements described in Note 2, follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Allied Nevada for the year ended December 31, 2009.

2. New Accounting Pronouncements

Fair Value Accounting

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3. The updated guidance was effective beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company’s fiscal year beginning January 1, 2011. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

3. Inventories

The following table provides the components of inventories (in thousands):

	March 31, 2010	December 31, 2009
In-process inventory	$6,362	$5,039
Precious metals inventory	4	21
Materials and supplies inventory	2,562	1,713

	$8,928	$6,773

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

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

4. Ore on leach pads

The following table summarizes ore on leach pads and estimated recoverable ounces:

	March 31, 2010	December 31, 2009
Ore on leach pads (in thousands)	$40,364	$34,179
Estimated recoverable ounces	80,675	72,140

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

5. Restricted Cash

Allied Nevada is required to collateralize obligations related to reclamation liabilities. Accordingly, the restricted cash balances and changes during the periods are summarized below (in thousands):

	Three months ended March 31,
	2010	2009
Balance, beginning of year	$14,066	$12,637
Additions	909	—
Interest	9	10

Balance, end of period	$14,984	$12,647

On February 1, 2010, we received a notification from the Bureau of Land Management (“BLM”) of a revised total reclamation cost estimate of $16.6 million to mine the expanded Brimstone and South-Central Pits, increase the exploration region, and add infrastructure to begin crushing ore. This notification resulted in the Company increasing its surety bond for the benefit of the BLM by $0.9 million, which is collateralized by restricted cash in the same amount.

6. Plant and Equipment

The following table provides the components of plant and equipment (in thousands):

	Depreciable life or method	March 31, 2010	December 31, 2009
Mine equipment	3 - 10 years	$38,823	$38,395
Buildings and leasehold improvements	3 - 10 years	3,898	3,895
Leach pad	Units of Production	8,395	3,120
Furniture, fixtures, and office equipment	2 - 3 years	641	589
Vehicles	3 - 5 years	1,088	952
Construction in progress		3,226	5,933

		56,071	52,884
Less: accumulated depreciation		(19,158)	(17,517)

		$36,913	$35,367

Construction in progress consists of capital items which are not yet completed and placed in service. Construction in progress at March 31, 2010 primarily consists of expenditures for a leach pad expansion.

Allied Nevada depreciates its assets primarily using a straight-line basis over the useful lives of the assets ranging from two to ten years. The leach pad is depreciated on a units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

7. Mine Development Costs

The following table reflects the changes in mine development costs (in thousands):

	Three months ended March 31,
	2010	2009
Balance, beginning of year	$10,389	$8,827
Additions:
Mine development drilling and assaying	2,058	—
Other	311	—
Amortization	(627)	(243)

Balance, end of period	$12,131	$8,584

Mine development costs are amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves.

8. Asset Retirement Obligation

Changes to the Company’s asset retirement obligation are summarized below (in thousands):

	Three months ended March 31,
	2010	2009
Balance, beginning of year	$6,643	$5,833
Accretion	110	97

Balance, end of period	6,753	5,930
Less: current portion	(476)	(98)

Long-term portion	$6,277	$5,832

Reclamation obligations are secured by surety bonds or irrevocable standby letters of credit in amounts determined by applicable federal and state regulatory agencies. These surety bonds and irrevocable standby letters of credit are in turn secured by cash collateral. See Note 5 to the Condensed Consolidated Financial Statements.

9. Mineral Properties

The following table summarizes the Company’s mineral properties and changes during the periods (in thousands):

	Three months ended March 31,
	2010	2009
Balance, beginning of year	$35,845	$36,583
Amortization - royalty rights	(171)	(96)

Balance, end of period	$35,674	$36,487

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

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

10. Capital Leases

The Company has entered into a total of six capital leases, all of which have 60-month terms. The weighted average implicit interest rate for these capital leases is approximately seven percent.

Assets under capital leases are included in Plant and Equipment (Note 6) and are summarized in the table below (in thousands):

	March 31, 2010	December 31, 2009
Mine equipment	$7,724	$7,724
Exploration equipment	118	118
Less: accumulated depreciation	(1,421)	(1,132)

Net assets under capital leases	$6,421	$6,710

The following is a summary of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 31, 2010 (in thousands):

Fiscal Year	Minimum Lease Payment
2010	$1,240
2011	1,686
2012	1,743
2013	1,211
2014	571
Less: interest	(781)

Net minimum lease payments under capital leases	5,670
Less: current portion	(1,319)

Long-term portion of net minimum lease payments	$4,351

11. The Deferred Phantom Unit Plan

The Deferred Phantom Unit Plan (the “DPU Plan”) was adopted by the Board of Directors in April 2009. Under the DPU Plan, non-executive directors receive a portion of their annual compensation in DPUs quarterly. Each DPU has the same value as one Allied Nevada common share. DPUs must be retained until the director leaves the Board, at which time the value of the DPU will be paid out in cash. In the event dividends are declared and paid, additional DPUs would be credited to reflect dividends paid on Allied Nevada’s common shares.

The following table summarizes the Company’s DPUs and changes during the periods:

	Three months ended March 31,
	2010	2009
Outstanding, beginning of year	131,250	—
Granted	43,750	—

Outstanding, end of period	175,000	—

DPUs are recorded at fair value on the quarterly award date and are adjusted for changes in fair value. The fair value of amounts granted each period, together with the change in fair value, is expensed. DPU expense recognized during the three months ended March 31, 2010 totaled $0.9 million. The aggregate fair value of the 175,000 DPUs outstanding at march 31, 2010 totaled $2.9 million and the related liability is classified as “Other accrued liabilities” in the Consolidated Balance Sheet.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

12. Equity-Linked Financial Instruments

The Company adopted Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”) on January 1, 2009. ASC 815-40 provides that equity-linked financial instruments denominated in a currency other than the issuers’ functional currency are not considered indexed to an entity’s own stock and must be accounted for in accordance with ASC 815, “Derivatives and Hedging”. The Company previously issued 3,785,850 warrants, which were outstanding on March 31, 2009, to purchase the Company’s common stock for an exercise price of CDN$5.75 per share that are subject to the guidance in ASC 815-40. This guidance required recognition of the cumulative effect of a change in accounting principle to the opening balance of our accumulated deficit, additional paid in capital, and liability for equity-linked financial instruments on January 1, 2009, as indicated in the table below (in thousands):

	Balance January 1, 2009		Cumulative effect of change in accounting principle
	As reported	As computed under ASC 815-40
Liability for equity linked financial instruments	$—	$4,332	$4,332
Additional paid-in-capital	195,381	192,485	(2,896)
Accumulated deficit	(101,832)	(103,268)	(1,436)

A binomial pricing model was used to calculate the value of warrants classified as equity-linked financial instruments on January 1, 2009. The change in value of the equity-linked financial instruments was approximately $1.5 million for the three months ended March 31, 2009. All warrants were exercised or forfeited by July 2009, accordingly, there is no change in value of equity-linked financial instruments for the three months ended March 31, 2010.

13. Shareholders’ Equity

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

The table below is a summary of changes to the 2007 Stock Option Plan for the periods indicated:

	Three months ended March 31,
	2010			2009
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	2,358,143	$4.80		3,928,600	$4.76
Granted	—			—
Canceled/expired	—			(321,100)	4.63
Exercised	(57,733)	5.50		—

Outstanding, end of period	2,300,410	4.78	5.8	3,607,500	4.77	6.8

Exercisable, end of period	1,095,566	$4.83	5.7	1,196,487	$4.78	6.9

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

During the three months ended March 31, 2010 and 2009, a total of 35,001 and 36,665 options vested, respectively. During the three months ended March 31, 2010 and 2009, the Company recognized stock-based compensation expense of $0.7 million and $0.6 million, respectively, for options granted pursuant to the 2007 Stock Option Plan. At March 31, 2010 and 2009, there was approximately $0.9 million and $4.0 million, respectively, of unrecognized stock-based compensation cost relating to outstanding unvested options. No options were granted in either of the three months ended March 31, 2010 or 2009.

The outstanding options at March 31, 2010, under the 2007 Stock Option Plan, are five or ten year non-qualified options that vest in equal one-third installments over two to three years, until fully vested on either the second or third anniversary of the grant date.

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

The table below is a summary of changes to the Restricted Share Plan for the periods indicated:

	Three months ended March 31,
	2010		2009
	Number of RSUs	Weighted Average Remaining Restricted Period (years)	Number of RSUs	Weighted Average Remaining Restricted Period (years)
Outstanding on January 1,	827,500		336,000
Granted	190,800		—
Exercised	(12,000)		—
Canceled/expired	(101,533)		—

Outstanding, end of period	904,767	1.6	336,000	0.5

Vested, end of period	314,766	—	112,000	—

Restricted share units vest annually over two to three years, until fully vested on either the second or third anniversary of the grant date. For the three months ended March 31, 2010, 57,200 RSUs were granted that vest in equal one-third installments over three years and 133,600 were granted that also vest over three years, subject to achievement of certain financial and operating thresholds. The RSU values are based upon the fair value of the Company’s stock on the date of grant, less estimated forfeitures. The restricted share units are expensed over the requisite service periods. The total stock-based compensation expense recognized under the RSU Plan during the three month periods ended March 31, 2010 and 2009 was $0.4 million and $0.1 million, respectively. At March 31, 2010 and 2009, there was approximately $6.1 million and $0.6 million, respectively, of unrecognized stock-based compensation cost relating to outstanding restricted share units.

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

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The table below is a summary of changes in the Special Stock Option Plan for the periods indicated:

	Three months ended March 31,
	2010			2009
	Number of Special Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Special Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	60,138	$4.41		290,728	$3.23
Granted	—			—
Canceled/expired				(13,364)	2.38
Exercised	(10,023)	3.75		(20,047)	2.58

Outstanding, end of period	50,115	4.60	1.2	257,317	3.33	1.6

Exercisable, end of period	50,115	$4.60	1.2	257,317	$3.33	1.6

Warrants

The table below is a summary of changes in the Company’s warrants for the periods indicated:

	Three months ended March 31,
	2010	2009
Outstanding warrants on January 1,	—	3,785,850
Exercised	—	—
Canceled/expired	—	—

Outstanding warrants, end of period	—	3,785,850

All warrants originally had a term of two years, an exercise price CAN$5.75, and had an expiration date of July 16, 2009.

Common Stock

The authorized share capital of allied Nevada consists of 100,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2010, there were 73,917,023 shares of common stock issued and outstanding.

Preferred Stock

The authorized share capital of Allied Nevada includes 10 million shares of undesignated preferred stock with a par value of $0.001 per share. As of March 31, 2010, no shares of preferred stock have been issued.

14. Income Taxes

Allied Nevada accounts for interim income taxes in accordance with ASC 740. For the three months ended March 31, 2010, Allied Nevada recorded estimated tax expense of approximately $1.8 million, resulting in an effective rate of 33.3%. Estimated tax expense during the same period of 2009, was $0 for an effective tax rate of 0%. The effective tax rate for 2010 is different than the United States statutory rate of 35% primarily due to permanent differences between income tax and financial reporting treatment of certain transactions and the placement of a valuation allowance on Alternative Minimum Tax (AMT) credits generated during the period. The effective tax rate for 2009 was different than the United States statutory rate of 35% primarily due to a change in the valuation allowance to offset the tax benefit associated with net operating losses generated in the first quarter of 2009.

In the fourth quarter of 2009, the company determined that it was more likely than not that a portion of the deferred tax assets that previously had a full valuation allowances against them would be utilized in the future. The increase in the effective tax rate from the first quarter of 2009 to 2010 was primarily the result of utilization of Allied Nevada’s net operating loss carry forward. It also includes approximately $0.2 million of AMT, which is included in income taxes payable.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

15. Supplemental Balance Sheet Disclosure

The following table summarizes balance sheet items that are not disclosed elsewhere and represent greater than 5% of total current assets or total current liabilities (in thousands):

	March 31, 2010	December 31, 2009
Accrued liabilities and other
Accrued compensation	$600	$672
Employment taxes payable	175	456
Income taxes payable	213	—
Other	210	348

Total accrued liabilities and other	$1,198	$1,476

16. Related Party Transactions

Provision of Legal Services

Cameron Mingay, an Allied Nevada director who was appointed in March 2007, is a partner at Cassels Brock & Blackwell LLP (“Cassels Brock”) of Toronto, Ontario, Canada, which since June 2007 has served as outside counsel to Allied Nevada in connection with Canadian corporate and securities law matters. Allied Nevada has paid Cassels Brock approximately $13,000 and $77,000, respectively, for legal services rendered during the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, accounts payable included approximately $41,000 due to Cassels Brock.

Credit Agreement

In March 2009, the Company entered into the Credit Agreement with Ionic Capital Corp. (“Ionic”), to borrow CDN$8.0 million. Robert Buchan, Chairman of Allied Nevada’s Board of Directors, as disclosed to the Board of Directors, has participated as an investor in the Credit Agreement. Allied Nevada paid loan costs of approximately $87,000 to Ionic for structuring fees and reimbursement of legal fees relating to the Credit Agreement. In September 2009, the Company voluntarily repaid all amounts due to Ionic.

Sierra Partners Consulting Agreement

In January, 2009, Allied Nevada renewed its Investor Relations Services Agreement with Sierra Partners II LLC (“Sierra”) on a month-to-month basis to assist the Company with its investor relations program and to provide consulting and advisory services regarding the North American investor market. Under terms of the amended agreement, Sierra received a monthly retainer of $5,000 and reimbursement of reasonable out of pocket fees and expenses. W. Durand Eppler, who was an Allied Nevada director until June 17, 2009, currently serves as President of, and is a partner of, Sierra and, as a result, benefited from this transaction to the extent of his interest in Sierra. Allied Nevada paid Sierra approximately $17,000 for investor relations and advisory services rendered from January 1 through March 31, 2009.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

17. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three months ended March 31,
	2010	2009
Net income (loss) available to common shareholders	$3,654	$(7,580)
Basic:
Weighted average number of shares outstanding	74,090	57,558
Income (loss) per share	0.05	(0.13)
Diluted:
Weighted average number of shares outstanding	76,224	57,558
Income (loss) per share	0.05	(0.13)

The weighted average number of shares outstanding at March 31, 2010 and 2009 includes 326,766 and 112,000, respectively, for vested restricted share units that were not issued.

At March 31, 2009, there were 3,785,850 warrants, 3,607,500 options granted under the Allied Nevada Stock Option Plan outstanding, 257,317 options granted under the Allied Nevada Special Stock Option plan outstanding, and 224,000 unvested restricted share units outstanding. These were not included in diluted loss per share because inclusion would have been anti-dilutive for the three month period ended March 31, 2009.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

18. Segment Information

Allied Nevada is currently engaged in the operation of the Hycroft Mine and the evaluation, acquisition, exploration, and advancement, of gold exploration and development projects in Nevada. The Company identifies its reportable segments as those consolidated mining operations or functional groups that represent more than 10% of the combined revenue, profit or loss or total assets of all reported operating segments. Consolidated mining operations or functional groups not meeting this threshold are aggregated at the corporate level for segment reporting purposes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. Segment information as of and for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

As of and for the three months ended March 31,	Hycroft Mine	Exploration	Corporate and Other	Total
2010
Sales	$23,459	$—	$—	$23,459
Income (loss) from operations	12,821	(3,851)	(3,746)	5,224
Interest income	9	—	3	12
Interest expense	(95)	—	—	(95)
Gain (loss) on foreign exchange	—	—	71	71
Other expense	—	269	—	269

Net income (loss) before taxes	12,735	(3,582)	(3,672)	5,481
Income tax expense	—	—	(1,827)	(1,827)

Net income (loss) after taxes	12,735	(3,582)	(5,499)	3,654
Total assets	124,537	33,594	99,711	257,842
Capital expenditures	6,267	7	32	6,306
2009
Sales	$3,204	$—	$—	$3,204
Loss from operations	(3,262)	(426)	(2,355)	(6,043)
Interest income	10	—	6	16
Interest expense	(43)	—	—	(43)
Loss due to change in value of equity-linked financial instruments	—	—	(1,468)	(1,468)
Other (expense)	—	—	(42)	(42)

Net loss	(3,295)	(426)	(3,859)	(7,580)
Total assets	68,318	33,670	9,318	111,306
Capital expenditures	156	—	—	156

19. Fair Value Measurements

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

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. As of March 31, 2010 and for the three months ended March 31, 2010, the Company did not have any assets or liabilities measured under a level 1 fair value hierarchy.

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. As of March 31, 2010 and for the three months ended March 31, 2010, the Company did not have any assets or liabilities measured under a level 2 fair value hierarchy.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Level 3 – Pricing inputs include significant inputs that are generally less observable than objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to ASC 820 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs. As of March 31, 2010 and for the three months ended March 31, 2010, the Company did not have any assets or liabilities measured under a level 3 fair value hierarchy. During the three months ended March 31, 2009, the Company did have transactions measured under a level 3 fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and financial liabilities that were accounted for at fair value on a recurring basis. As required by ASC 820, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	Three months ended March 31, 2009
	Level 1	Level 2	Level 3	Total
Liabilities
Equity-linked financial instruments (Note 12):
Balance, beginning of year[1]	$—	$—	$4,332	$4,332
Non-cash loss due to change in value	—	—	1,468	1,468

Balance, end of period	$—	$—	$5,800	$5,800

20. Commitments and Contingencies

The Company is from time to time involved in various legal proceedings related to its business. Management does not believe that adverse decisions are likely in any pending or threatened proceeding, or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition, results of operations, or statement of cash flows.

21. Subsequent Events

In April 2010, Allied Nevada announced a reserve update, which increased proven and probable reserves from 1.1 million to 2.4 million contained gold ounces at its Hycroft Mine. Management is currently evaluating the impact of the increase in proven and probable reserves on its future results of operations, including but not limited to a potential reduction in the Company’s valuation allowance against its deferred tax assets and a potential reduction of depreciation and amortization calculated on a units of production basis as depreciable and amortizable assets will be depreciated over more gold ounces.

[1]	As restated

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated operating results and financial condition of Allied Nevada Gold Corp. (“Allied Nevada”) for the three month period ended March 31, 2010 has been prepared based on information available to us as of May 6, 2010. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of the Company for the year ended December 31, 2009 and the related notes thereto filed with the Company’s annual report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Operations

Key operating statistics for the three months ended March 31, 2010, compared with March 31, 2009, are as follows:

	Three months ended March 31,
	2010	2009
Ore mined (thousands of tonnes)	2,175	1,548
Waste mined (thousands of tonnes)	2,650	4,934

Total material mined (thousands of tonnes)	4,825	6,482

Ore grade - gold (g/t)	0.80	0.63
Ore grade - silver (g/t)	12.31	2.83
Ounces sold - gold	20,439	3,399
Ounces sold - silver	50,937	3,535
Average realized price - gold ($/oz)	$1,108.18	$926.34
Average realized price - silver ($/oz)	$16.81	$12.38
Average spot price - gold ($/oz)	$1,109.19	$904.03
Average spot price - silver ($/oz)	$16.92	$12.61
Cost of sales, net of byproduct credits [1] (thousands)	$7,912	$2,053
Cost of sales per ounce of gold sold[1]	$387	$604

The Hycroft mine produced approximately 22,700 ounces of gold and 53,500 ounces of silver in the first quarter of 2010. Hycroft mined 4.8 million tonnes, including 2.2 million tonnes of ore at average grades of 0.80 g/t gold and 12.31 g/t silver, compared with 6.5 million tonnes mined in the same period of 2009 including 1.5 million tonnes of ore averaging grades of 0.63 g/t gold and 2.83 g/t silver. Tonnes moved in the first quarter of 2010 were slightly lower than planned due to loader availability difficulties requiring unscheduled down time for maintenance. Despite lower than expected tonnes mined, higher grades resulted in ore placed on the leach pad for the three months ended March 31, 2010, being above management’s expectations, and totaled approximately 55,700 contained ounces of gold and 861,200 contained ounces of silver (or recoverable ounces of 31,600 gold and 86,100 silver assuming recovery rates of 56.6% for gold and 10% for silver).

Metals sales for the three months ended March 31, 2010, totaled 20,439 ounces of gold and 50,937 ounces of silver, compared with 3,399 ounces of gold and 3,535 ounces of silver in the same period in 2009. The difference in ounces sold year over year is a result of the mine being in the commissioning stage in the first quarter of 2009 compared to being fully operational in 2010. Cost of sales per gold ounce sold was $387 per ounce. Cost of sales per ounce of gold sold1 is expected to rise through the year as more waste and lower grades are expected to be mined toward the second half of 2010.

Construction has begun on the 2010 Brimstone leach pad expansion which will add 3.5 million square feet of available leach pad space. The expansion is currently on schedule and budget with completion anticipated by the end of the third quarter of 2010.

In the first quarter of 2010, the pumps which move solution from the leach pads to the process plant were upgraded to increase plant capacity. A lean pumping station has been constructed to re-circulate lower grade solution to the leach pad, improving solution grades to the plant.

[1]	The terms “cost of sales per ounce of gold sold” and “cost of sales, net of byproduct credits” are non-GAAP financial measures. Please see the section on “Non-GAAP Measures” in this MD&A.

Exploration

For the three months ended March 31, 2010, 100 holes were drilled totaling 23,700 meters. Exploration activities in the first quarter of 2010 were directed towards infilling the Brimstone Pit, Bay Area and Vortex Zone and resource step out drilling in the Central Pit and Vortex Zone. Core holes drilled during the quarter were sampled to provide material for ongoing metallurgical testing.

Board Approves Oxide Expansion

Allied Nevada’s Board of Directors has approved the Company’s previously announced plans to accelerated mining of oxide mineralization (see the press release dated April 5, 2010) from 25 million tons of material per year to 80 million tons of material.

This accelerated plan assumes an average mining rate of 80 million tons per year will be achieved by 2012, and includes 37 million tons of ore and 43 million tons of waste with approximately 30% of the ore being crushed. It is expected that this accelerated mining rate would be phased in over the next two years, with expected production increasing from approximately 100,000 ounces in 2010 to over 250,000 ounces of gold in 2012 and peaking at over 300,000 ounces in each of 2013 and 2014. Average annual silver production is expected to be in excess of 1 million ounces. The current oxide reserve, announced April 1, 2010, is sufficient to support this mining rate until 2015. However, management believes that ongoing exploration will continue to convert oxide resources, extending mine life.

Cost of sales per ounce of gold sold1, assuming silver revenue as a byproduct credit, is expected to average between $425 and $450 per ounce. The life of mine average strip ratio has declined to 1.15:1 compared with 1.27:1 in the life of mine case presented in the May 2009 technical report. Further optimization opportunities, such as in pit backfilling and a conveying system, may be implemented should a review provide positive results.

The total capital required, over the life of the mine, to implement this accelerated mining plan is expected to be approximately $212 million. This is favorable in comparison with the $221 million in capital required over the current life of the mine, if we were to continue mining the 2.4 million ounces of oxide reserves at our current rate. The initial capital of approximately $180 million, spent over the first three years, is for the inclusion of a larger capacity mining fleet ($130 million), leach pad expansions ($20 million), mobile crushing units ($14 million) and modifications to existing infrastructure such as the process plant and refinery ($12 million). The mobile mining fleet may be purchased with capital lease financing through the equipment manufacturer.

An NI 43-101 compliant technical report dated April 1, 2010 and containing further information regarding the oxide expansion has been filed with SEDAR and can also be accessed on Allied Nevada’s website.

Results of Operations

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Allied Nevada had net income during the three months ended March 31, 2010 of $3.7 million compared to a net loss of $7.6 million during the same period in 2009. The increase in net income of $11.3 million is largely due to an increase of $20.3 million in revenue from the sale of gold and silver, a decrease of $3.4 million in stripping costs, and a decrease in the loss due to change in value of equity-linked financial instruments of $1.5 million compared to the same period of 2009. The above increases were partially offset by an increase of $6.7 million in cost of sales, an increase of $3.4 million in exploration and land holding costs, income tax expense of $1.8 million, an increase in corporate general and administrative costs of $1.5 million, and an increase of $0.8 million in depreciation and amortization expenses compared to the same period of 2009.

Revenue

Revenue increased $19.5 million to $22.6 million compared to $3.1 million in the same period of 2009. The increase was primarily attributable to a 17, 040 ounce increase in gold sales and a $181.14 increase in the average realized price for gold in the 2010 period.

Cost of sales

Cost of sales consists of mining and process costs, together with normal stripping costs that are variable costs of production. Cost of sales increased $6.7 million to $8.8 million compared to $2.1 million in the same period of 2009. The increase was primarily attributable to a 17,040 ounce increase in gold sales offset by a $191 per ounce decrease in the average cost of gold sold in the 2010 period.

[1]	The terms “cost of sales per ounce of gold sold” and “cost of sales, net of byproduct credits” are non-GAAP financial measures. Please see the section on “Non-GAAP Measures” in this MD&A.

Stripping costs

Stripping costs represent costs incurred in excess of those considered to be normal and are expensed as incurred. For the three months ended March 31, 2010 and 2009, stripping costs totaled $0.5 million and $3.9 million, respectively. The decrease in stripping costs is primarily due to a decrease in the ratio of waste to ore tonnes mined in the 2010 period compared to the same period of 2009.

Depreciation and amortization

During the three months ended March 31, 2010, depreciation and amortization expense was $1.3 million compared to $0.5 million in the same period of 2009. The increase was primarily due to production related depreciation costs that have been recognized at higher rates as ounces are processed from the leach pad and sold.

Exploration and land holding costs

Exploration and land holding costs increased to $3.9 million during the three months ended March 31, 2010, as compared with $0.4 million during the same period in 2009. The increase is primarily due to additional activity related to Hycroft development drilling programs compared to the same period of 2009 where the primary focus was on production ramp-up. In the first quarter, the 2010 Hycroft drilling program has consisted of approximately 100 drill holes for approximately 23,700 meters drilled during the first quarter.

Accretion

Allied Nevada recorded accretion expenses of $0.1 million during the three months ended March 31, 2010 which was comparable to the amount recorded in the same period of 2009. Accretion expense in the three months ended March 31, 2010 was based upon a risk-free credit adjusted rate of 6.8%.

Corporate general and administrative costs

Corporate general and administrative costs increased to $3.7 million during the three months ended March 31, 2010, compared to $2.2 million for the same period in 2009. The increase was largely due to higher aggregate compensation and benefit costs for employees associated with increased staffing levels at the corporate office, increased stock-based compensation costs for employees and directors, and increased consulting fees for engineering and metallurgical services.

Interest income

Allied Nevada earned a minimal amount in interest income from both our liquid savings and restricted cash accounts during the three months ended March 31, 2010 and 2009.

Interest expense

Allied Nevada incurred $0.1 million of interest expense during the three months ended March 31, 2010 compared to a minimal amount during the same period in 2009. Interest expense in both periods was primarily attributable to capital lease obligations.

Loss due to change in value of equity-linked financial instruments

There was no change in value of equity-linked financial instruments during the three months ended March 31, 2010, compared to a $1.5 million non-cash loss due to a change in fair value of warrants in the same period of 2009. The decrease in the loss due to change in value of equity-linked financial instruments was attributable to the exercise or forfeiture of all warrants in July 2009.

Net foreign exchange gain (loss)

For the three months ended March 31, 2010, the Company recognized a foreign exchange gain of $0.1 million compared to a nominal foreign exchange loss in the same period of 2009. The net increase is attributable to increased exchange rates between the Canadian and U.S. dollar, which is partially offset by decreased balances in Canadian accounts.

Other income

Other income was $0.3 million for the three months ended March 31, 2010 due to non-cash gains from advance minimum royalties that were recognized after exploration rights were returned to the Company by joint venture partners. There was no comparable income in the same period of 2009.

Income tax expense

For the three months ended March 31, 2010, income tax expense totaled $1.8 million compared to no income tax expense in the same period of 2009. In the 2010 period, $1.6 million of tax expense represents a non-cash charge relating to a reduction of deferred tax assets for Allied Nevada’s net operating loss carryforwards and $0.2 million of tax expense represents an increase in Allied Nevada’s valuation allowance for Alternative Minimum Tax. There was no income tax expense in 2009 period, due to an increase in Allied Nevada’s valuation allowance to offset a tax benefit associated with its loss before income taxes.

Net income

For the reasons described above, we reported net income of $3.7 million for the three months ended compared to a net loss of $7.6 million in the same period of 2009.

Financial Position, Liquidity and Capital Resources

Cash provided by operations

Cash provided by operations was $0.8 million for the three months ended March 31, 2010, compared to $12.0 million cash used in operations during the same period in 2009. The increase of $12.8 million of cash provided by operations was primarily attributable to the following:

•

During the three months ended March 31, 2010, the Company had $3.7 million in net income compared to a $7.6 million loss in the same period of 2009. This amounted to a net increase in cash provided by operations of $11.3 million for reasons described in Results of Operations above.

•

The change in accounts payable balances resulted in a $0.2 million source of cash in the first quarter of 2010 compared to a $2.1 million use of cash in the same period of 2009, resulting in a net $2.4 million increase in cash provided by operations.

•

In the three months ended March 31, 2010, cash used to increase precious metals inventory and supplied inventory increased $2.0 million compared to a $0.2 million reduction during the same period in 2009. This amounted to a net increase in cash used in operations of $2.2 million.

•

In the first quarter of 2009, the Company recognized a $1.5 million non-cash loss attributable to the change in fair value of equity-linked financial instruments (see Note 19 to the Company’s Condensed Consolidated Financial Statements) for which there was no comparable gain or loss in the first quarter of 2010.

•

In the first quarter of 2010, the Company recognized a $1.6 million non-cash reduction to deferred tax assets for which there was no comparable change to deferred tax assets in the first quarter of 2009. The Company also recognized $1.3 million in depreciation and amortization expense during the first quarter of 2010 compared to $0.5 million in the same period of 2009. The above charges amounted to a $2.4 million increase in cash provided by operations.

Cash used in investing activities

Cash used in investing activities was $6.5 million during the three months ended March 31, 2010 compared to $0.1 million during the same period in 2009. The increase of $6.4 million in cash used in investing activities is largely due to the following:

•

In the three months ended March 31, 2010, additions to plant and equipment totaled $3.2 million, largely due to the leach pad expansion, compared to $0.2 million of equipment purchases during the same period in 2009 resulting in an increase in cash used in investing activities of $3.0 million.

•

In the three months ended March 31, 2010, we incurred $2.4 million in mine development costs consisting primarily of ore development drilling and related assaying costs attributable to proven and probable reserves at the Hycroft mine. There were no comparable costs incurred during the same period in 2009, which resulted in an increase in cash used in investing activities of $2.4 million.

•

During 2010, the Company increased its restricted cash accounts by $0.9 million to support an additional surety bond for the benefit of the Bureau of Land Management (BLM), which allowed the Company to expand mining operations at the Hycroft mine. This resulted in an increase in cash used in investing of $0.9 million.

Cash used in financing activities

Cash used in financing activities was approximately $6,000 for the three months ended March 31, 2010 compared to a $6.1 million source of cash during the same period in 2009. The increase in cash used in financing activities is the result of the following factors:

•	In the three months ended March 31, 2010, Allied Nevada did not enter into a term loan compared to borrowing $6.3 million from Ionic in the same period of 2009.

•	During the three months ended March 31, 2010, the Company received $0.3 million in proceeds from the exercise of options compared to $29,000 in proceeds during the same period of 2009.

•

During the first quarter of 2010, the Company paid $0.3 million for repayments of principal on capital lease agreements compared to $0.2 million in the same period of 2009. The increase in principal reductions on capital leases was attributable to an increase in capital leases in the 2010 period compared to the same period of 2009.

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

We estimate our capital expenditures in 2010 will total approximately $45 million largely related to the Brimstone leach pad expansion, acquisition of additional mining vehicles, exploration spending at Hycroft, and other targeted surface exploration and drilling on certain advanced and exploration properties where the Company believes encouraging exploration opportunities exist.

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

At March 31, 2010, our total assets were $257.8 million compared to $252.4 million at December 31, 2009. The increase in total assets is primarily attributable to Allied Nevada’s net income of $3.7 million.

At March 31, 2010, working capital was $127.9 million compared to working capital of $125.1 million at December 31, 2009. The increase in working capital is primarily attributable to the $8.3 million in inventories, including ore placed on leach pads, costs to produce precious metals, and supplies inventory. This was partially offset by a $5.6 million net decrease in cash, primarily related to fixed assets and capitalized mine development costs.

At March 31, 2010, we had cash and cash equivalents totaling $85.9 million. All cash equivalents were invested in high quality short-term money market instruments, including government securities, bankers’ acceptances, bank notes, certificates of deposit, commercial paper and repurchase agreements of domestic and foreign issuers. At March 31, 2010, we had no funds invested in asset-backed commercial paper.

Off-balance sheet arrangements

Allied Nevada has no off-balance sheet arrangements.

Outlook

The Hycroft mine has achieved steady-state operations and plans to accelerate the mining rate are underway. The accelerated rate is expected to begin to impact operations in 2011. In 2010, we expect to mine approximately 19 million tonnes of material, including approximately 11 million tonnes of ore at an average grade of 0.56 g/t gold and 9.7 g/t silver. Based on this operating plan, gold sales are expected to be approximately 100,000 ounces at a cost of sales per ounce of gold sold1 of between $400-$450 in 2010. Projected cost of sales per ounce of gold sold1 for 2010 was determined assuming a gold price of $900/ounce, a fuel price of $90/barrel and takes into account revenue from silver production as a byproduct credit based on a 2:1 production ratio of silver to gold and a $15/ounce silver price. Projected costs for 2010 are expected to be higher than 2009 actual costs due to anticipated lower grades mined through the second half of the year, higher fuel prices (representing approximately $20/ounce) and increased cyanide consumption (representing approximately $19/ounce) in 2010. Based on current life of mine plans, a $10 per barrel movement in the price of West Texas Intermediate (type of crude oil used as a benchmark in oil pricing) will impact the annual operating costs for fuel and lubricants at the Hycroft mine by approximately $1 million (or $10 per ounce).

[1]	The terms “cost of sales per ounce of gold sold” and “cost of sales, net of byproduct credits” are non-GAAP financial measures. Please see the section on “Non-GAAP Measures” in this MD&A.

At Hycroft, construction of the Brimstone leach pad expansion is underway. This phase is expected to increase the available leach pad space by a further 3.5 million square feet and is expected to be completed by the end of the third quarter of 2010. In addition, we announced our intention to begin crushing ore at Hycroft in 2010 with a mobile crushing system capable of crushing four million tonnes of material per year (or approximately 30% of ore tonnes mined). This crusher is expected to be on site and operating by mid-year 2010. With the addition of this system, gold and silver recovery of combined run of mine and crushed ore is expected to increase to 60% and 14%, respectively (from current run of mine performance of 56.5% recovery for gold and 10% recovery for silver). Having received the approval of the Board to move forward with the accelerated mining rate, ordering of long-lead time capital items such as larger capacity 320-ton class haul trucks and a 36-yard shovel will commence in the second quarter of 2010.

A 30,500 meter exploration program at Hycroft has been designed for 2010 with a focus on expanding oxide and sulphide resources, converting oxide resources to the reserve categories and inferred sulphide resources to the measured and indicated categories, aligning the silver resource with the gold resource where no historical drilling and assay data exists, attaining further samples for ongoing metallurgical work and testing the extent of high-grade silver anomalies encountered at the end of the 2009 drill season. Exploration spending at Hycroft is expected to be approximately $16 million in 2010. In addition, the Company intends to conduct targeted surface exploration and drilling on certain of its advanced and exploration properties where the Company believes encouraging exploration opportunities exist.

Metallurgical test work has begun on oxide mineralization to assess the potential benefit of milling oxide material to improve gold and, more significantly, silver grades.

The Company continues to review near and long-term opportunities to improve upon recovery rates for gold and silver, increase production and reduce costs at Hycroft. Some of these initiatives include:

1.	Milling option for oxide material: As mine optimization continues, a review of different treatment options for oxide ore to improve gold and, more significantly, silver recoveries may warrant a change in operating structure. Metallurgical work has commenced to assess the potential benefit of grinding and milling oxide ore. Should the test work result in a positive impact to recoveries, economics and engineering assessment will begin to determine the economic impact of moving from a heap leach to grinding and milling operation.

2.	Sulphide resource development: Preliminary metallurgical testing completed in 2009 indicated that sulphide material is amenable to simple flotation concentration, and that gold and silver recoveries are approximately 79% and 77%, respectively. We are in the initial stages of preparing a feasibility study to determine the economic viability of mining this sulphide mineralization. It is currently expected that this study will be completed by mid-2011.

Non-GAAP Measures

Allied Nevada provides non-GAAP measures of “cost of sales per ounce of gold sold” and “cost of sales, net of byproduct credits” in this document. These measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Management believes that these measures, which are also used internally, provide investors with the ability to better evaluate the Company’s cost of sales per ounce on a comparable basis with other gold producers who routinely calculate their cost of sales per ounce with a credit for non-gold production.

The calculations of these non-GAAP measures are presented in the table below:

	Three months ended March 31,
	2010	2009
Cost of sales (thousands)	$8,767	$2,108
Less: Silver revenues (thousands)	$(855)	$(55)

Cost of sales, net of byproduct credits (thousands)	$7,912	$2,053
Gold ounces sold	20,439	3,399
Cost of sales per ounce of gold sold	$387	$604

Critical Accounting Policies and Estimates

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and follow the same accounting policies and methods of their application as the most recent annual financial statements. See Management’s Discussion and Analysis and the financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of our critical accounting policies and estimates.

Recent Accounting Pronouncements

Fair Value Accounting

In January 2010, the ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity about: i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3. The updated guidance was effective beginning January 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company’s fiscal year beginning January 1, 2011. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

Note Regarding Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included herein and in press releases and public statements by our officers or representatives, that address activities, events or developments that management of Allied Nevada expects or anticipates will or may occur in the future, are forward-looking statements, including but not limited to such things as future business strategy, plans and goals, competitive strengths, expansion expectations (including with respect to Hycroft) and growth of our business, expectations regarding the purchase and installation of equipment for the proposed crushing system and the anticipated benefits of such system, the availability of outside contractors, results of exploration drilling programs at Hycroft, current estimates of gold oxide mineralized material, potential for upgrading and expanding oxide gold and silver mineralized material and extension of life of the oxide project, results of evaluation of underlying sulphide mineralization at Hycroft, future gold and silver prices, production, sales and cost of sales, expectations regarding fuel prices, availability and timing of capital, anticipated cash flows, estimated completion dates, operations, proven or probable reserves, mineralized material, timing and amount of capital and exploration expenditures and capital requirements, expectations regarding timing and results of the anticipated resource and resource update in the second quarter of 2010 and metallurgical testing and feasibility studies, expectations regarding gold recovery, expectations regarding acceleration of mine rate and production improvements, and cash operating costs.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “target”, “budget”, “may”, “schedule” and similar words or expressions identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

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

Although Allied Nevada has no debt outstanding, the Company has six capital lease agreements for mine equipment as described in Note 10 to the Consolidated Financial Statements. Each capital lease has a 60 month term at a fixed lease payment. As of March 31, 2010, we had a balance of cash and cash equivalents of $85.9 million. Additionally, we do not have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

ITEM 4.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Allied Nevada’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or is reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. The Company is not aware of any material current, pending, or threatened litigation.

ITEM 1A.	RISK FACTORS

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk factors, in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in that report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description of Document

2.1(1)	Arrangement and Merger Agreement dated as of September 22, 2006, between Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio

2.2(2)	Amendment to Arrangement and Merger Agreement by and among Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio, dated May 8, 2007

3.1(1)	Certificate of Incorporation of the Registrant, dated September 14, 2006

3.2(1)	By-laws of the Registrant

4.1(3)	Form of Common Stock Purchase Warrant, dated July 16, 2007, issued by Allied Nevada Gold Corp. to each Holder (as defined therein)

4.2(3)	Form of Finder’s Warrant to Purchase Units, dated July 16, 2007, issued by Allied Nevada Gold Corp. to Quest Securities Corporation

10.1(4)	Professional Service Agreement dated January 26, 2007, between Allied Nevada Gold Corp. and Hal Kirby

10.2(5)	Professional Service Agreement dated February 15, 2007, between Allied Nevada Gold Corp. and Carl Pescio

10.3(5)	Non-Competition Agreement dated February 15, 2007, between Allied Nevada Gold Corp. and Carl Pescio

10.4(6)	Investor Relations Services Agreement by and between Allied Nevada Gold Corp. and Sierra Partners II LLC, dated July 2, 2007

10.5(7)	Amendment to Investor Relations Services Agreement by and between Allied Nevada Gold Corp. and Sierra Partners II LLC, dated January 29, 2008

10.6(3)	Form of Subscription Agreement for Units, dated July 16, 2007, as amended, by and between Allied Nevada Gold Corp. and each Subscriber (as defined therein)

10.7(3)	Finder’s Fee Agreement, dated as of July 16, 2007, by and between Allied Nevada Gold Corp. and Global Resource Investments Ltd.

10.8(3)	Indemnity Agreement, dated as of July 16, 2007, by and between Allied Nevada Gold Corp. and Global Resource Investments Ltd.

10.9(5)	Form of Indemnification Agreements entered into between Allied Nevada Gold Corp. and the directors and officers parties thereto

10.10(5)	Allied Nevada Gold Corp. Special Stock Option Plan

10.11(8)	Allied Nevada Gold Corp. 2007 Stock Option Plan, as amended effective July 27, 2007

10.12(8)	Allied Nevada Gold Corp. Restricted Share Plan

10.13(9)	Form of Restricted Share Right Grant Letter under the Allied Nevada Gold Corp. Restricted Share Plan

10.14(10)	Employment Agreement, dated as of January 11, 2008, between Allied Nevada Gold Corp. and Scott A. Caldwell

10.15(11)	Addendum No. 1 to Employment Agreement between Allied Nevada Gold Corp. and Scott A. Caldwell, dated December 29, 2008

10.16(10)	Employment Agreement, dated as of January 11, 2008, between Allied Nevada Gold Corp. and Hal D. Kirby

10.17(11)	Addendum No. 1 to Employment Agreement between Allied Nevada Gold Corp. and Hal D. Kirby, dated December 29, 2008

10.18(10)	Employment Agreement, dated as of January 11, 2008, between Allied Nevada Gold Corp. and Mike Doyle

10.19(11)	Addendum No. 1 to Employment Agreement between Allied Nevada Gold Corp. and Mike Doyle, dated December 29, 2008

10.20(12)	Letter Agreement between the Company and James M. Doyle effective as of March 31, 2010

10.21	Employment Agreement, dated as of October 9, 2008, between Allied Nevada Gold Corp. and David Flint

10.22	Employment Agreement, dated as of January 1, 2009, between Allied Nevada Gold Corp. and Steven Gill

10.23	Employment Agreement, dated as of March 16, 2009, between Allied Nevada Gold Corp. and Warren Woods

10.25(13)	Credit Agreement, dated March 17, 2008 between Ionic Capital Corp., Hycroft Resources & Development, Inc., Allied Nevada Gold Corp., Hycroft Lewis Mine, Inc., Victory Exploration Inc., Victory Gold Inc., Allied VGH Inc., Allied Nevada Gold Holdings LLC and Allied VNC Inc.

10.26(14)	Credit Agreement, dated March 30, 2009, between Ionic Capital Corp., Allied Nevada Gold Corp. and Hycroft Resources & Development, Inc.

10.27(15)	Equipment Purchase Agreement and Bill of Sale, dated March 19, 2008 among Komatsu Financial Limited Partnership, Hycroft Resources & Development, Inc., Lisbon Valley Mining Co., LLC and Constellation Copper Corporation

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10, filed January 12, 2007.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 16, 2007.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 20, 2007.
(4)	Incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form 10, filed April 23, 2007.
(5)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, filed February 20, 2007.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 3, 2007.
(7)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1, filed March 7, 2008.
(8)	Incorporated by reference to the Registrant’s Proxy Statement filed on April 29, 2008.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 27, 2007.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 15, 2008.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 31, 2008.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 5, 2010.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 26, 2008.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 3, 2009.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 25, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED NEVADA GOLD CORP. (Registrant)

Date: May 7, 2010	By:	/S/ SCOTT A. CALDWELL
Scott A. Caldwell President and Chief Executive Officer

Date: May 7, 2010	By:	/S/ HAL D. KIRBY
Hal D. Kirby Executive Vice President and Chief Financial Officer