Form 10-Q
period 2010-06-30
Allied Nevada Gold Corp.
filed 2010-08-06
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

88,576,415 shares of Common Stock, $0.001 par value, outstanding at August 3, 2010

ALLIED NEVADA GOLD CORP.

FORM 10-Q

For the Quarter Ended June 30, 2010

INDEX

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except shares)

	(Unaudited)
	June 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$345,997	$91,581
Inventories - Note 3	9,356	6,773
Ore on leach pads - Note 4	45,489	34,179
Prepaids and other	6,628	3,911
Deferred tax asset, current portion	5,531	4,344

Current assets	413,001	140,788

Restricted cash - Note 5	14,994	14,066
Plant and equipment, net - Note 6	42,432	35,367
Mine development costs - Note 7	13,256	10,389
Reclamation premium and asset retirement cost asset	2,235	2,431
Mineral properties - Note 9	35,585	35,845
Deferred tax asset, non-current portion	17,669	13,539

Total assets	$539,172	$252,425

Liabilities:
Accounts payable	$13,028	$12,414
Amounts due to related parties - Note 15	207	28
Accrued liabilities and other - Note 14	2,179	1,476
Capital lease obligations, current portion - Note 10	1,341	1,298
Asset retirement obligation, current portion - Note 8	476	476

Current liabilities	17,231	15,692

Deferred royalty income	477	686
Capital lease obligations, long-term portion - Note 10	3,997	4,700
Asset retirement obligation, long-term portion - Note 8	6,153	6,167
Other accrued liabilities - Note 11	3,889	2,000

Total liabilities	31,747	29,245

Commitments and Contingencies - Note 20

Shareholders’ Equity:

Common stock - Note 12 ($0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: 88,131,700 at June 30, 2010 and 73,837,267 at December 31, 2009)	88	74
Additional paid-in-capital	577,710	317,923
Accumulated deficit	(70,373)	(94,817)

Total shareholders’ equity	507,425	223,180

Total liabilities and shareholders’ equity	$539,172	$252,425

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

(US dollars in thousands, except shares and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue:
Gold sales	$35,936	$3,719	$58,540	$6,868
Silver sales	1,176	95	2,031	150

	37,112	3,814	60,571	7,018

Operating expenses:
Cost of sales (excludes depreciation, amortization, and accretion)	13,235	1,640	22,002	3,748

	23,877	2,174	38,569	3,270

Stripping costs	209	28	726	3,905
Depreciation and amortization	1,727	322	3,005	844
Exploration and land holding costs	4,978	854	8,829	1,280
Accretion	112	98	222	195
Corporate general and administrative	4,541	3,151	8,253	5,368

Income (loss) from operations	12,310	(2,279)	17,534	(8,322)

Interest income	34	12	46	28
Interest expense	(93)	(260)	(188)	(303)
Loss due to change in value of equity-linked financial instruments - Note 18	—	(3,726)	—	(5,194)
Net foreign exchange gain (loss)	2,099	(617)	2,170	(659)
Other income	3	—	272	—

Income (loss) before income taxes	14,353	(6,870)	19,834	(14,450)

Income tax benefit - Note 13	6,437	—	4,610	—

Net income (loss)	$20,790	$(6,870)	$24,444	$(14,450)

Earnings (loss) per share:
Basic:
Weighted average number of shares outstanding	78,730,590	58,464,045	76,423,287	58,013,299
Income (loss) per share - Note 16	$0.26	$(0.12)	$0.32	$(0.25)

Diluted:
Weighted average number of shares outstanding	80,595,450	58,464,045	78,317,044	58,013,299
Income (loss) per share - Note 16	$0.26	$(0.12)	$0.31	$(0.25)

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(US dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cash flows from operating activities:

Net income (loss)	$20,790	$(6,870)	$24,444	$(14,450)

Adjustments to reconcile net income (loss) for the period to net cash provided by (used in) operating activities:
Depreciation and amortization	1,727	322	3,005	844
Amortization of deferred loan costs	—	14	—	14
Accretion	112	98	222	195
Stock-based compensation	1,187	1,193	2,217	1,881
Unrealized foreign currency loss	—	534	—	534
Loss due to change in fair value of equity-linked financial instruments	—	3,726	—	5,194
Deferred royalty income	—	—	(269)	—
Reclamation expenditures	(236)	—	(236)	—
Increase in deferred tax asset	(6,930)	—	(5,316)	—

Change in operating assets and liabilities:
Inventories	(429)	(2,650)	(2,428)	(2,459)
Ore on leach pads	(4,805)	(10,976)	(9,864)	(16,599)
Prepaids and other	(2,308)	(209)	(2,717)	(14)
Accounts payable and amounts due to related parties	554	3,590	793	1,479
Accrued liabilities and other	1,938	271	2,591	459

Net cash provided by (used in) operating activities	11,600	(10,957)	12,442	(22,922)

Cash flows from investing activities:
Additions to plant and equipment	(7,006)	(873)	(10,193)	(1,029)
Additions to mine development costs	(1,522)	(310)	(3,891)	(310)
Increase in restricted cash	(10)	(12)	(928)	(22)
Proceeds from advance minimum royalties	55	—	60	81

Net cash used in investing activities	(8,483)	(1,195)	(14,952)	(1,280)

Cash flows provided by financing activities:
Proceeds on issuance of common stock	275,096	14,621	275,418	14,650
Share issuance costs	(17,833)	—	(17,833)	—
Proceeds from term loan	—	—	—	6,348
Payment of loan costs	—	—	—	(87)
Repayments of principal on capital lease agreements	(331)	(213)	(659)	(375)

Net cash provided by financing activities	256,932	14,408	256,926	20,536

Net increase (decrease) in cash and cash equivalents	260,049	2,256	254,416	(3,666)

Cash and cash equivalents, beginning of period	85,948	10,589	91,581	16,511

Cash and cash equivalents, end of period	$345,997	$12,845	$345,997	$12,845

Supplemental cash flow disclosures:
Cash paid for interest	$93	$301	$188	$344
Cash paid for income taxes	300	—	300	—
Non-cash financing and investing activities:
Shares issued in satisfaction of liability for equity-linked financial instruments	—	6,000	—	6,000
Mining equipment acquired by capital lease	—	2,835	—	2,835

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(US dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2009	57,433,144	$57	$195,381	$(101,832)	$93,606
Shares issued under warrant exercises	2,503,650	3	18,933	—	18,936
Warrant shares subscribed	—	—	1,220	—	1,220
Cumulative effect related to the adoption of ASC 815-40 - Note 19	—	—	(2,896)	(1,436)	(4,332)
Shares issued under stock option plans	164,419	—	497	—	497
Stock-based compensation and RSU plan share issuances	12,000	—	1,881	—	1,881
Net loss	—	—	—	(14,450)	(14,450)

Balance, June 30, 2009	60,113,213	$60	$215,016	$(117,718)	$97,358

Balance, January 1, 2010	73,837,267	$74	$317,923	$(94,817)	$223,180
Shares issued in public offering	13,500,000	13	272,174	—	272,187
Share issuance costs	—	—	(17,833)	—	(17,833)
Shares issued under stock option plans	667,667	1	3,229	—	3,230
Stock-based compensation and RSU plan share issuances	126,766	—	2,217	—	2,217
Net income	—	—	—	24,444	24,444

Balance, June 30, 2010	88,131,700	$88	$577,710	$(70,373)	$507,425

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

3. Inventories

The following table provides the components of inventories (in thousands):

	June 30, 2010	December 31, 2009
In-process inventory	$5,630	$5,039
Precious metals inventory	474	21
Materials and supplies inventory	3,252	1,713

	$9,356	$6,773

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

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

4. Ore on leach pads

The following table summarizes ore on leach pads and estimated recoverable gold ounces:

	June 30, 2010	December 31, 2009
Ore on leach pads (in thousands)	$45,489	$34,179
Estimated recoverable gold ounces	96,384	72,140

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

5. Restricted Cash

Allied Nevada is required to collateralize obligations related to reclamation liabilities. Accordingly, the restricted cash balances and changes during the periods are summarized below (in thousands):

	Six months ended June 30,
	2010	2009
Balance, beginning of year	$14,066	$12,637
Additions	909	—
Interest	19	22

Balance, end of period	$14,994	$12,659

In February 2010, we received a notification from the Bureau of Land Management (“BLM”) of a revised total reclamation cost estimate to mine the expanded Brimstone and South-Central Pits, increase the exploration region, and add infrastructure to begin crushing ore. This notification resulted in the Company increasing its surety bond for the benefit of the BLM by $0.9 million, which is collateralized by restricted cash in the same amount.

6. Plant and Equipment

The following table provides the components of plant and equipment (in thousands):

	Depreciable life or method	June 30, 2010	December 31, 2009
Mine equipment	3 - 10 years	$40,712	$38,395
Buildings and leasehold improvements	3 - 10 years	3,898	3,895
Leach pads	Units of Production	10,192	3,120
Furniture, fixtures, and office equipment	2 - 3 years	844	589
Vehicles	3 - 5 years	1,294	952
Construction in progress and other		6,137	5,933

		63,077	52,884
Less: accumulated depreciation		(20,645)	(17,517)

		$42,432	$35,367

Construction in progress consists of capital items which are not yet completed and placed in service, and consists primarily of $4.0 million in expenditures for a leach pad expansion.

The leach pads are depreciated on a units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves. All other assets are depreciated using a straight-line basis over the useful lives of the assets ranging from two to ten years.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

7. Mine Development Costs

The following table reflects the changes in mine development costs (in thousands):

	Six months ended June 30,
	2010	2009
Balance, beginning of year	$10,389	$8,827
Additions:
Mine development drilling and assaying	3,396	310
Other	495	—
Amortization	(1,024)	(827)

Balance, end of period	$13,256	$8,310

Mine development costs are amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves.

8. Asset Retirement Obligation

Changes to the Company’s asset retirement obligation are summarized below (in thousands):

	Six months ended June 30,
	2010	2009
Balance, beginning of year	$6,643	$5,833
Accretion	222	195
Reclamation expenditures	(236)	—

Balance, end of period	6,629	6,028
Less: current portion	(476)	(98)

Long-term portion	$6,153	$5,930

Reclamation obligations are secured by surety bonds or irrevocable standby letters of credit in amounts determined by applicable federal and state regulatory agencies. These surety bonds and irrevocable standby letters of credit are in turn secured by cash collateral. See Note 5 to the Condensed Consolidated Financial Statements.

9. Mineral Properties

The following table summarizes the Company’s mineral properties and changes during the periods (in thousands):

	Six months ended June 30,
	2010	2009
Balance, beginning of year	$35,845	$36,583
Amortization - royalty rights	(260)	(326)

Balance, end of period	$35,585	$36,257

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

Assets under capital leases are included in Plant and Equipment (Note 6) and are summarized in the table below (in thousands):

	June 30, 2010	December 31, 2009
Mine equipment	$7,724	$7,724
Exploration equipment	118	118
Less: accumulated depreciation	(1,713)	(1,132)

Net assets under capital leases	$6,129	$6,710

The following is a summary of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of June 30, 2010 (in thousands):

Fiscal Year	Minimum Lease Payment
2010	$816
2011	1,686
2012	1,743
2013	1,211
2014	571
Less: interest	(689)

Net minimum lease payments under capital leases	5,338
Less: current portion	(1,341)

Long-term portion of net minimum lease payments	$3,997

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

The following table summarizes the number of the Company’s DPUs and changes during the periods:

	Six months ended June 30,
	2010	2009
Outstanding, beginning of year	131,250	—
Granted	64,750	43,750

Outstanding, end of period	196,000	43,750

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

DPUs are recorded at fair value on the quarterly award date and are adjusted for changes in fair value. The fair value of amounts granted each period, together with the change in fair value, is expensed. DPU expense recognized during the three and six month periods ended June 30, 2010 totaled $1.0 million and $1.9 million, respectively. DPU expense recognized in the three and six month periods ended June 30, 2009 both totaled $0.4 million as there were no DPUs outstanding in the first quarter of 2009. The aggregate fair value of the 196,000 DPUs outstanding at June 30, 2010 totaled $3.9 million and the related liability is classified as “Other accrued liabilities” in the Consolidated Balance Sheet.

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

The table below is a summary of changes to the 2007 Stock Option Plan for the periods indicated:

	Six months ended June 30,
	2010			2009
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	2,358,143	$4.80		3,928,600	$4.76
Granted	—			—
Canceled/expired	—			(321,100)	4.63
Exercised	(642,303)	4.99		(72,666)	4.67

Outstanding, end of period	1,715,840	4.73	5.9	3,534,834	4.77	6.6

Exercisable, end of period	793,499	$5.14	4.9	1,418,324	$5.03	5.8

During the six months ended June 30, 2010 and 2009, a total of 329,504 and 331,168 options vested, respectively. During the six months ended June 30, 2010 and 2009, the Company recognized stock-based compensation expense of $1.3 million and $1.5 million, respectively, for options granted pursuant to the 2007 Stock Option Plan. At June 30, 2010 and 2009, there was approximately $0.3 million and $3.1 million, respectively, of unrecognized stock-based compensation cost relating to outstanding unvested options. No options were granted in either of the six months ended June 30, 2010 or 2009.

The outstanding options at June 30, 2010, under the 2007 Stock Option Plan, are five or ten year non-qualified options that vest in equal one-third installments over three years, until fully vested on the third anniversary of the grant date.

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

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The table below is a summary of changes to the Restricted Share Plan for the periods indicated:

	Six months ended June 30,
	2010		2009
	Number of RSUs	Weighted Average Remaining Restricted Period (years)	Number of RSUs	Weighted Average Remaining Restricted Period (years)
Outstanding on January 1,	827,500		336,000
Granted	216,400		475,500
Vested/issued	(126,766)		—
Canceled/expired	(93,733)		(6,000)

Outstanding, end of period	823,401	1.4	805,500	1.8

Vested, end of period	200,000	—	112,000	—

Restricted share units vest annually over three years, until fully vested on the third anniversary of the grant date. For the six months ended June 30, 2010, 82,800 RSUs were granted that vest in equal one-third installments over three years and 133,600 were granted that also vest over three years, subject to achievement of certain financial and operating thresholds. The RSU values are based upon the fair value of the Company’s stock on the date of grant, less estimated forfeitures. The restricted share units are expensed over the requisite service periods. The total stock-based compensation expense recognized under the RSU Plan during the six month periods ended June 30, 2010 and 2009 was $1.0 million and $0.4 million, respectively. At June 30, 2010 and 2009, there was approximately $6.1 million and $4.2 million, respectively, of unrecognized stock-based compensation cost relating to outstanding restricted share units.

Description of Special Stock Option Plan

The Special Stock Option Plan (the “Special Plan”), also adopted by the Board of Directors in February 2007, governs the grant of stock options (the “Special Options”) to purchase shares of Allied Nevada common stock (the “Shares”), pursuant to the Arrangement. The Special Options were granted to holders of options to purchase common shares of Vista (the “Vista Options”) under Vista’s Stock Option Plan as of the closing of the Arrangement.

The table below is a summary of changes in the Special Stock Option Plan for the periods indicated:

	Six months ended June 30,
	2010			2009
	Number of Special Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Special Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	60,138	$4.41		290,728	$3.23
Granted	—			—
Canceled/expired				(13,364)	2.38
Exercised	(13,364)	3.20		(78,388)	2.01

Outstanding, end of period	46,774	4.73	1.1	198,976	3.79	1.7

Exercisable, end of period	46,774	$4.73	1.1	198,976	$3.79	1.7

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Warrants

The table below is a summary of changes in the Company’s warrants for the periods indicated:

	Six months ended June 30,
	2010	2009
Outstanding warrants on January 1,	—	3,785,850
Exercised	—	(2,740,250)
Canceled/expired	—	—

Outstanding warrants, end of period	—	1,045,600

All warrants originally had a term of two years, an exercise price CAN$5.75, and had an expiration date of July 16, 2009.

Common Stock

The authorized share capital of Allied Nevada consists of 100,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2010, there were 88,131,700 shares of common stock issued and outstanding.

Preferred Stock

The authorized share capital of Allied Nevada includes 10 million shares of undesignated preferred stock with a par value of $0.001 per share. As of June 30, 2010, no shares of preferred stock have been issued.

13. Income Taxes

Allied Nevada accounts for interim income taxes in accordance with ASC 740. For the six months ended June 30, 2010, Allied Nevada recorded an estimated tax benefit of approximately $4.6 million, which included estimated tax expense of $6.9 million, based on an effective rate of 34.2% and a benefit of $11.5 million due to the release of the valuation allowance as discussed below. Estimated tax expense during the same period of 2009 was $0 for an effective tax rate of 0%. The effective tax rate for 2010 is different than the United States statutory rate of 35% primarily due to permanent differences between income tax and financial reporting treatment of certain transactions and an increase in the valuation allowance on Alternative Minimum Tax (AMT) credits generated during the period. The effective tax rate for 2009 was different than the United States statutory rate of 35% primarily due to a change in the valuation allowance to offset the tax benefit associated with net operating losses generated in the first half of 2009.

Based upon the issuance of a reserve update in April 2010, which increased proven and probable reserves from 1.1 million to 2.4 million contained gold ounces, Allied Nevada released $11.5 million of its valuation allowance as of June 30, 2010, primarily based on its estimated future taxable income and ability to utilize its net operating loss carry forwards. The Company will continue to evaluate whether the remaining valuation allowance is needed in future reporting periods. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

In the fourth quarter of 2009, the Company determined that it was more likely than not that a portion of the deferred tax assets that previously had a full valuation allowance against them would be utilized in the future. The increase in the effective tax rate from the first half of 2009 to 2010 was primarily the result of utilization of Allied Nevada’s net operating loss carry forward. It also includes approximately $0.7 million of AMT, of which approximately $0.4 million is included in accrued liabilities and other.

14. Supplemental Balance Sheet Disclosure

The following table summarizes balance sheet items that are not disclosed elsewhere and represent greater than 5% of total current liabilities (in thousands):

	June 30, 2010	December 31, 2009
Accrued liabilities and other
Accrued compensation	$1,077	$672
Employment taxes payable	476	456
Income taxes payable	406	—
Other	220	348

Total accrued liabilities and other	$2,179	$1,476

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

15. Related Party Transactions

Provision of Legal Services

Cameron Mingay, an Allied Nevada director who was appointed in March 2007, is a partner at Cassels Brock & Blackwell LLP (“Cassels Brock”) of Toronto, Ontario, Canada, which since June 2007 has served as outside counsel to Allied Nevada in connection with Canadian corporate and securities law matters. Allied Nevada paid Cassels Brock approximately $74,000 and $96,000, respectively, for legal services rendered during the six months ended June, 2010 and 2009, respectively. At June 30, 2010, accounts payable included approximately $207,000 due to Cassels Brock.

Credit Agreement

In March 2009, the Company entered into the Credit Agreement with Ionic Capital Corp. (“Ionic”), to borrow CDN $8.0 million. Robert Buchan, Chairman of Allied Nevada’s Board of Directors, as disclosed to the Board of Directors, has participated as an investor in the Credit Agreement. Allied Nevada paid loan costs of approximately $87,000 to Ionic for structuring fees and reimbursement of legal fees relating to the Credit Agreement. In September 2009, the Company voluntarily repaid all amounts due to Ionic.

Sierra Partners Consulting Agreement

In January, 2009, Allied Nevada renewed its Investor Relations Services Agreement with Sierra Partners II LLC (“Sierra”) on a month-to-month basis to assist the Company with its investor relations program and to provide consulting and advisory services regarding the North American investor market. Under terms of the amended agreement, Sierra received a monthly retainer of $5,000 and reimbursement of reasonable out of pocket fees and expenses. W. Durand Eppler, who was an Allied Nevada director until June 17, 2009, currently serves as President of, and is a partner of, Sierra and, as a result, benefited from this transaction to the extent of his interest in Sierra. Allied Nevada paid Sierra approximately $42,000 for investor relations and advisory services rendered during the six months ended June 30, 2009.

16. Income (Loss) Per Share

The weighted average number of shares outstanding at June 30, 2010 and 2009 includes 200,000 and 112,000, respectively, for vested restricted share units that were not issued.

At June 30, 2010, there were 1,715,840 options granted under the Allied Nevada Stock Option Plan outstanding, 46,774 options granted under the Allied Nevada Special Stock Option plan outstanding, and 623,401 unvested restricted share units outstanding that were included in the diluted income per share for the three and six month periods ended June 30, 2010.

At June 30, 2009, there were 1,045,600 warrants, 3,534,834 options granted under the Allied Nevada Stock Option Plan outstanding, 198,976 options granted under the Allied Nevada Special Stock Option plan outstanding, and 693,500 unvested restricted share units outstanding. These were not included in the diluted loss per share for the three and six month periods ended June 30, 2009 because inclusion would have been anti-dilutive.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

17. Segment Information

Allied Nevada is currently engaged in the operation of the Hycroft Mine and the evaluation, acquisition, exploration, and advancement of gold exploration and development projects in Nevada. The Company identifies its reportable segments as those consolidated mining operations or functional groups that represent more than 10% of the combined revenue, profit or loss or total assets of all reported operating segments. Consolidated mining operations or functional groups not meeting this threshold are aggregated at the corporate level for segment reporting purposes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. Segment information as of and for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

As of and for the three months ended June 30,	Hycroft Mine	Exploration	Corporate and Other	Total
2010
Sales	$37,112	$—	$—	$37,112
Income (loss) from operations	21,868	(4,978)	(4,580)	12,310
Interest income	10	—	24	34
Interest expense	(93)	—	—	(93)
Gain on foreign exchange	—	—	2,099	2,099
Other expense	—	—	3	3

Income (loss) before taxes	21,785	(4,978)	(2,454)	14,353
Income tax benefit	—	—	6,437	6,437

Net income (loss)	21,785	(4,978)	3,983	20,790
Total assets	145,259	33,313	360,600	539,172
Capital expenditures	6,790	88	129	7,007
2009
Sales	$3,814	$—	$—	$3,814
Income (loss) from operations	1,844	(854)	(3,269)	(2,279)
Interest income	—	—	12	12
Interest expense	—	—	(260)	(260)
Loss due to change in value of equity-linked financial instruments	—	—	(3,726)	(3,726)
Other expense	—	—	(617)	(617)

Net income (loss)	1,844	(854)	(7,860)	(6,870)
Total assets	85,232	33,430	12,424	131,086
Capital expenditures	4,009	—	9	4,018

As of and for the six months ended June 30,	Hycroft Mine	Exploration	Corporate and Other	Total
2010
Sales	$60,571	$—	$—	$60,571
Income (loss) from operations	34,689	(8,829)	(8,326)	17,534
Interest income	19	—	27	46
Interest expense	(188)	—	—	(188)
Gain on foreign exchange	—	—	2,170	2,170
Other expense	—	269	3	272

Income (loss) before taxes	34,520	(8,560)	(6,126)	19,834
Income tax benefit	—	—	4,610	4,610

Net income (loss)	34,520	(8,560)	(1,516)	24,444
Total assets	145,259	33,313	360,600	539,172
Capital expenditures	13,057	95	161	13,313
2009
Sales	$7,018	$—	$—	$7,018
Loss from operations	(1,418)	(1,280)	(5,624)	(8,322)
Interest income	—	—	28	28
Interest expense	—	—	(303)	(303)
Loss due to change in value of equity-linked financial instruments	—	—	(5,194)	(5,194)
Other expense	—	—	(659)	(659)

Net loss	(1,418)	(1,280)	(11,752)	(14,450)
Total assets	85,232	33,430	12,424	131,086
Capital expenditures	4,165	—	9	4,174

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

18. Fair Value Measurements

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

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. As of June 30, 2010 and for the six months ended June 30, 2010, the Company did not have any assets or liabilities measured under a level 1 fair value hierarchy.

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. As of June 30, 2010 and for the six months ended June 30, 2010, the Company did not have any assets or liabilities measured under a level 2 fair value hierarchy.

Level 3 – Pricing inputs include significant inputs that are generally less observable than objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to ASC 820 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs. As of June 30, 2010 and for the six months ended June 30, 2010, the Company did not have any assets or liabilities measured under a level 3 fair value hierarchy. During the six months ended June 30, 2009, the Company did have transactions measured under a level 3 fair value hierarchy.

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

	Three months ended June 30, 2009				Six months ended June 30, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Equity-linked financial instruments (Note 19):
Balance, beginning of period	$—	$—	$5,800	$5,800	$—	$—	$4,332	$4,332
Non-cash (gain) loss due to change in value	—	—	3,726	3,726	—	—	5,194	5,194
Warrants exercised	—	—	(6,000)	(6,000)	—	—	(6,000)	(6,000)

Balance, end of period	$—	$—	$3,526	$3,526	$—	$—	$3,526	$3,526	[1]

[1]	As restated

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

19. Equity-Linked Financial Instruments

The Company adopted Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”) on January 1, 2009. ASC 815-40 provides that equity-linked financial instruments denominated in a currency other than the issuers’ functional currency are not considered indexed to an entity’s own stock and must be accounted for in accordance with ASC 815, “Derivatives and Hedging”. The Company previously issued 3,785,850 warrants, of which 1,045,600 were outstanding on June 30, 2009, to purchase the Company’s common stock for an exercise price of CDN $5.75 per share that are subject to the guidance in ASC 815-40. This guidance required recognition of the cumulative effect of a change in accounting principle to the opening balance of our accumulated deficit, additional paid in capital, and liability for equity-linked financial instruments on January 1, 2009, as indicated in the table below (in thousands):

	Balance January 1, 2009		Cumulative effect of change in accounting principle
	As reported	As computed under ASC 815-40
Liability for equity linked financial instruments	$—	$4,332	$4,332
Additional paid-in-capital	195,381	192,485	(2,896)
Accumulated deficit	(101,832)	(103,268)	(1,436)

A binomial pricing model was used to calculate the value of warrants classified as equity-linked financial instruments on January 1, 2009. The change in value of the equity-linked financial instruments for the three and six month periods ended June 30, 2009 was approximately $3.7 million and $5.2 million, respectively. All warrants were exercised or forfeited by July 2009, and accordingly, there are no changes in value of equity-linked financial instruments for the three and six month periods ended June 30, 2010.

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

The following management’s discussion and analysis of the consolidated operating results and financial condition of Allied Nevada Gold Corp. (“Allied Nevada”) for the three and six month periods ended June 30, 2010 has been prepared based on information available to us as of August 5, 2010. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of the Company for the year ended December 31, 2009 and the related notes thereto filed with the Company’s annual report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Operations

Key operating statistics for the three and six months ended June 30, 2010, compared with the same periods in 2009, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Ore mined (thousands of tonnes)	2,993	2,810	5,168	4,358
Waste mined (thousands of tonnes)	3,430	3,160	6,080	8,094

Total material mined (thousands of tonnes)	6,423	5,970	11,248	12,452

Ore grade - gold (g/t)	0.84	0.83	0.82	0.76
Ore grade - silver (g/t)	10.02	10.10	10.98	7.47

Ounces sold - gold	29,560	3,944	49,999	7,343
Ounces sold - silver	63,859	6,628	114,796	11,003

Average realized price - gold ($/oz)	$1,216	$943	$1,171	$935
Average realized price - silver ($/oz)	$18	$14	$18	$14

Average spot price - gold ($/oz)	$1,197	$922	$1,152	$915
Average spot price - silver ($/oz)	$18	$14	$18	$13

Cost of sales, net of byproduct credits[1] (thousands)	$12,059	$1,545	$19,971	$3,598
Cost of sales per ounce of gold sold[1]	$408	$392	$399	$490	[1]

Hycroft achieved record production levels of 31,400 ounces of gold and 62,000 ounces of silver in the second quarter of 2010 compared with production of 14,500 ounces of gold and 15,400 ounces of silver in 2009. Year-to-date production for 2010 was 54,100 ounces of gold and 115,500 ounces of silver compared with production of 18,200 ounces of gold and 25,500 ounces of silver in 2009. The difference in ounces produced year-over-year is a result of the mine being in the commissioning stage in the first quarter of 2009 where it is now fully operational in 2010.

Hycroft mined 6.4 million tonnes of material, including 3.0 million tons of ore in the second quarter at grades of 0.84 g/t Au and 10.02 g/t Ag. In the first half of 2010, the mine placed 136,100 contained ounces of gold and approximately 1.8 million contained ounces of silver on the pad (or 77,000 ounces of recoverable gold and 182,500 ounces of recoverable silver).

Record metals sales were also achieved in the second quarter with 29,560 ounces of gold and 63,859 ounces of silver sold at an average cost of sales of $408 per ounce of gold sold. Year-to-date, 49,999 ounces of gold and 114,796 ounces of silver have been sold at an average cost of sales of $399 per ounce of gold sold. Cost of sales in 2010 was negatively impacted by Net Proceeds Tax of $0.7 million ($24/ounce) for the second quarter and $1.0 million ($20/ounce) year-to-date primarily as a result of higher gold prices.

For budgeting purposes in 2010, we assumed a 2:1 ratio of silver ounces to gold ounces sold and a silver sales price of $14 per ounce. In addition to lower fuel prices and fewer tonnes mined in the first quarter, higher than anticipated silver grades, which resulted in a higher than anticipated ratio of silver ounces sold to gold ounces sold of 2.3:1, and a realized silver price of $18 for the first half of 2010, all contributed to the lower than anticipated cost of sales per ounce of gold sold. Cost of sales per ounce of gold sold is expected to rise during the balance of the year as more waste and lower grades are expected to be mined in the second half of 2010. The Company reiterates its guidance of 100,000 ounces of gold sales at a cost of sales per ounce of gold sold of between $400-$450 for 2010.

The 3.5 million square foot Brimstone leach pad expansion continues as scheduled and is expected to be completed by the end of the third quarter of 2010. The first crusher has arrived on site and is going through assembly and commissioning. It is expected to be fully operational. Equipment for the accelerated oxide mining plan has been ordered and the equipment will be integrated into the mining fleet as soon as they arrive.

[1]	The terms “cost of sales per ounce of gold sold” and “cost of sales, net of byproduct credits” are non-GAAP financial measures. Please see the section on “Non-GAAP Measures” in this MD&A.

The mine has had no lost time accident or reportable incidents in the first half of 2010.

Exploration

Hycroft:

Year-to-date, 250 holes have been drilled at Hycroft totaling 43,300 meters. Exploration activities in the first half of 2010 were directed towards infilling the Brimstone Pit, Bay Area and Vortex Zone and resource step out drilling in the Central Pit and Vortex Zone. Core holes drilled during the period were sampled to provide material for ongoing metallurgical testing. A significant portion of the drilling in the first half of 2010 will be included in a resource update expected to be released in August 2010. In July, the mine increased the number of explorations drills on site to eight and is on track to meet the program goals.

Advanced Exploration Properties:

The Company began an initial three core hole program at its Hasbrouck Mountain project located near Tonopah, Nevada to confirm historical drilling and explore the depth of mineralization. Significant intercepts from this program include:

•	120 meters grading 2.22 g/t gold equivalent (“AuEq”) (1.57 g/t gold (“Au”), 36.71 g/t silver (“Ag”));

•	123 meters grading 1.15 g/t AuEq (0.81 g/t Au and 19.25 g/t Ag); and

•	108 meters grading 1.2 g/t AuEq (0.85 g/t Au and 20.14 g/t Ag).

Grades encountered in this initial three core hole program are higher than average resource grades of 0.79 g/t gold and 10.97 g/t silver. These samples will also be used for metallurgical testing.

The Company is utilizing one rig to complete all drilling outside of Hycroft and intends to drill two other properties in Nevada, Contact and Wildcat, before returning to Hasbrouck for a second round of drilling in September.

Results of Operations

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Allied Nevada had net income during the three months ended June 30, 2010 of $20.8 million compared to a net loss of $6.9 million during the same period in 2009. The increase in net income of $27.7 million is largely due to an increase of $33.3 million in revenue from the sale of gold and silver, an income tax benefit of $6.4 million for which there was no comparable transaction in the 2009 period, a decrease in the loss due to change in value of equity-linked financial instruments of $3.7 million, and an increase in foreign exchange gains of $2.7 million. The above increases were partially offset by an increase of $11.6 million in cost of sales, an increase of $4.1 million in exploration and land holding costs, an increase in corporate general and administrative costs of $1.4 million, and an increase of $1.4 million in depreciation and amortization expenses compared to the same period of 2009.

Revenue

Revenue increased $33.3 million to $37.1 million compared to $3.8 million in the same period of 2009. The increase was primarily attributable to a 25,616 ounce increase in gold sales to 29,560 ounces compared to 3,944 ounces in the same period of 2009, and a $273 increase in the average realized price for gold to $1,216 per ounce compared to $943 per ounce in the same period of 2009.

Cost of sales

Cost of sales consists of mining and process costs, together with normal stripping costs that are variable costs of production. Cost of sales increased $11.6 million to $13.2 million compared to $1.6 million in the same period of 2009. The increase was primarily attributable to the 25,616 ounce increase in gold sales and a $32 per ounce increase in the average cost of gold sold to $448 compared to $416 in the same period of 2009.

Stripping costs

Stripping costs represent costs incurred in excess of those considered to be normal and are expensed as incurred. For the three months ended June 30, 2010 and 2009, stripping costs totaled $209,000 and $28,000, respectively. The increase in stripping costs is primarily due to a decreased life-of-mine strip ratio based upon the April 2010 reserve update compared to the strip ratio in same period of 2009.

Depreciation and amortization

During the three months ended June 30, 2010, depreciation and amortization expense was $1.7 million compared to $0.3 million in the same period of 2009. The increase was primarily due to the increase in the number of ounces of gold sold in the 2010 period compared to the same period of 2009.

Exploration and land holding costs

Exploration and land holding costs increased to $5.0 million during the three months ended June 30, 2010, as compared with $0.9 million during the same period in 2009. The increase is primarily due to 2010 activity related to Hycroft exploration drilling programs compared to the same period of 2009 where the primary focus was on production ramp-up. In the second quarter, the 2010 Hycroft drilling program has consisted of approximately 150 drill holes for approximately 19,600 meters drilled.

Accretion

Allied Nevada recorded accretion expenses of $0.1 million during the three months ended June 30, 2010 which was comparable to the amount recorded in the same period of 2009. Accretion expense in the three months ended June 30, 2010 was based upon a risk-free credit adjusted rate of 6.8%.

Corporate general and administrative costs

Corporate general and administrative costs increased to $4.5 million during the three months ended June 30, 2010, compared to $3.2 million for the same period in 2009. The increase was largely due to higher aggregate compensation and benefit costs for employees associated with increased staffing levels at the corporate office, increased stock-based compensation costs for employees and directors, and increased consulting fees for engineering and metallurgical services.

Interest income

Allied Nevada earned a minimal amount in interest income from both our liquid savings and restricted cash accounts during the three months ended June 30, 2010 and 2009.

Interest expense

Allied Nevada incurred $0.1 million of interest expense during the three months ended June 30, 2010 compared to $0.3 million during the same period in 2009. The decrease is primarily attributable to a repayment of the Ionic loan in September 2009. Interest expense in the three months ended June 30, 2010 was primarily attributable to capital lease obligations.

Loss due to change in value of equity-linked financial instruments

There was no change in value of equity-linked financial instruments during the three months ended June 30, 2010, compared to a $3.7 million non-cash loss due to a change in fair value of warrants in the same period of 2009. The decrease in the loss due to change in value of equity-linked financial instruments was attributable to the exercise or forfeiture of all warrants prior to July 17, 2009.

Net foreign exchange gain (loss)

For the three months ended June 30, 2010, the Company recognized a foreign exchange gain of $2.1 million compared to a $0.6 million foreign exchange loss in the same period of 2009. The net change of $2.7 million is primarily attributable to foreign currency translation gains on converting net proceeds received from the June 2010 offering of approximately CDN $265.6 million to U.S. dollars. As of June 30, 2010, Allied Nevada held approximately CDN $33.1 million of cash in its Canadian bank accounts.

Income tax benefit

For the three months ended June 30, 2010, the Company recorded a provision for income taxes of approximately $5.0 million, which was offset by a reduction to the Company’s valuation allowance for its deferred tax asset of approximately $11.4 million. The reduction in the valuation allowance was based upon revised estimates of future taxable income resulting from the April 2010 reserve update. There was no income tax expense in the 2009 period due to an increase in Allied Nevada’s valuation allowance to offset a tax benefit associated with its loss before income taxes.

Net income (loss)

For the reasons described above, we reported net income of $20.8 million for the three months ended June 30, 2010 compared to a net loss of $6.9 million in the same period of 2009.

Six months Ended June 30, 2010 Compared with Six months Ended June 30, 2009

Allied Nevada had net income during the six months ended June 30, 2010 of $24.4 million compared to a net loss of $14.5 million during the same period in 2009. The increase in net income of $38.9 million is largely due to an increase of $53.6 million in revenue from the sale of gold and silver, a decrease in the loss due to change in value of equity-linked financial instruments of $5.2 million, an income tax benefit of $4.6 million for which there was no comparable transaction in the 2009 period, a decrease of $3.2 million in stripping costs, and an increase in foreign exchange gains of $2.8 million. The above increases were partially offset by an increase of $18.3 million in cost of sales, an increase of $7.5 million in exploration and land holding costs, an increase in corporate general and administrative costs of $2.9 million, and an increase of $2.2 million in depreciation and amortization expenses compared to the same period of 2009.

Revenue

Revenue increased $53.6 million to $60.6 million compared to $7.0 million in the same period of 2009. The increase was primarily attributable to a 42,656 ounce increase in gold sales to 49,999 ounces compared to 7,343 ounces in the same period of 2009, and a $236 increase in the average realized price for gold to $1,171 per ounce compared to $935 per ounce in the same period of 2009.

Cost of sales

Cost of sales consists of mining and process costs, together with normal stripping costs that are variable costs of production. Cost of sales increased $18.3 million to $22.0 million compared to $3.7 million in the same period of 2009. The increase was primarily attributable to the 42,656 ounce increase in gold sales offset by a $70 per ounce decrease in the average cost of gold sold to $440 compared to $510 in the same period of 2009.

Stripping costs

Stripping costs represent costs incurred in excess of those considered to be normal and are expensed as incurred. For the six months ended June 30, 2010 and 2009, stripping costs totaled $0.7 million and $3.9 million, respectively. The decrease in stripping costs is primarily attributable to a decrease in the ratio of waste tonnes to ore tonnes mined in the first half of 2010 compared to the same period of 2009, as the mine was ramping up production in early 2009.

Depreciation and amortization

During the six months ended June 30, 2010, depreciation and amortization expense was $3.0 million compared to $0.8 million in the same period of 2009. The increase was primarily due to the increase in the number of ounces of gold sold in the 2010 period compared to the same period of 2009.

Exploration and land holding costs

Exploration and land holding costs increased to $8.8 million during the six months ended June 30, 2010, as compared with $1.3 million during the same period in 2009. The increase is primarily due to 2010 activity related to Hycroft exploration drilling programs compared to the same period of 2009 where the primary focus was on production ramp-up. In the first half, the 2010 Hycroft drilling program has consisted of approximately 250 drill holes for approximately 43,300 meters drilled.

Accretion

Allied Nevada recorded accretion expenses of $0.2 million during the six months ended June 30, 2010 which was comparable to the amount recorded in the same period of 2009. Accretion expense in the six months ended June 30, 2010 was based upon a risk-free credit adjusted rate of 6.8%.

Corporate general and administrative costs

Corporate general and administrative costs increased to $8.3 million during the six months ended June 30, 2010, compared to $5.4 million for the same period in 2009. The increase was largely due to higher aggregate compensation and benefit costs for employees associated with increased staffing levels at the corporate office, increased stock-based compensation costs for employees and directors, and increased consulting fees for engineering and metallurgical services.

Interest income

Allied Nevada earned a minimal amount in interest income from both our liquid savings and restricted cash accounts during the six months ended June 30, 2010 and 2009.

Interest expense

Allied Nevada incurred $0.2 million of interest expense during the six months ended June 30, 2010 compared to $0.3 million during the same period in 2009. The decrease is primarily attributable to a repayment of the Ionic loan in September 2009. Interest expense during the six months ended June 30, 2010 was primarily attributable to capital lease obligations.

Loss due to change in value of equity-linked financial instruments

There was no change in value of equity-linked financial instruments during the six months ended June 30, 2010, compared to a $5.2 million non-cash loss due to a change in fair value of warrants in the same period of 2009. The decrease in the loss due to change in value of equity-linked financial instruments was attributable to the exercise or forfeiture of all warrants prior to July 17, 2009.

Net foreign exchange gain (loss)

For the six months ended June 30, 2010, the Company recognized a foreign exchange gain of $2.2 million compared to a $0.7 million foreign exchange loss in the same period of 2009. The net change of $2.9 million is primarily attributable to foreign currency translation gains on converting net proceeds received from the June 2010 offering of approximately CDN $265.6 million to U.S. dollars. As of June 30, 2010, Allied Nevada held approximately CDN $33.1 million of cash in its Canadian bank accounts.

Other income

Other income was $0.3 million for the six months ended June 30, 2010 due to recognition of income from advance minimum royalties that were recognized after exploration rights were returned to the Company by joint venture partners, which were previously recorded as deferred royalty income. There was no comparable income in the same period of 2009.

Income tax benefit

For the six months ended June 30, 2010, the Company recorded a provision for income taxes of approximately $6.8 million, which was offset by a reduction to the Company’s valuation allowance of approximately $11.4 million. The reduction in the valuation allowance was based upon revised estimates of future taxable income resulting from the April 2010 reserve update. There was no income tax expense in the 2009 period due to an increase in Allied Nevada’s valuation allowance to offset a tax benefit associated with its loss before income taxes.

Net income (loss)

For the reasons described above, we reported net income of $24.4 million for the six months ended June 30, 2010 compared to a net loss of $14.5 million in the same period of 2009.

Financial Position, Liquidity and Capital Resources

Cash provided by operating activities

Cash provided by operating activities was $12.4 million for the six months ended June 30, 2010, compared to $22.9 million cash used in operating activities during the same period in 2009. The net increase of $35.4 million of cash provided by operating activities was primarily attributable to the following:

•

During the six months ended June 30, 2010, the Company had $24.4 million in net income compared to a $14.5 million loss in the same period of 2009. This amounted to a net increase in cash provided by operating activities of $38.9 million for reasons described in Results of Operations above.

•

In the six months ended June 30, 2010, cash used to place ore on leach pads decreased to $9.9 million compared to a $16.6 million use of cash during the same period in 2009, resulting in a decrease of cash used in operating activities of $6.7 million.

•

In the first half of 2009, the Company recognized a $5.2 million non-cash loss attributable to the change in fair value of equity-linked financial instruments (see Note 18 to the Company’s Condensed Consolidated Financial Statements) for which there was no comparable gain or loss in the first half of 2010.

•	In the first half of 2010, the Company recognized a net $5.3 million non-cash increase to deferred tax assets for which there was no comparable change to deferred tax assets in the first half of 2009.

•

The Company recognized $3.0 million in depreciation and amortization expense during the first half of 2010 compared to $0.8 million in the same period of 2009, which amounted to a $2.2 million increase in non-cash operating expenses.

•

The change in prepaids and other resulted in a $2.7 million use of cash in the first half of 2010 compared to a nominal use of cash in the same period of 2009, resulting in a $2.7 million increase in cash used in operating activities.

•

The change in accrued liabilities and other resulted in a $2.6 million source of cash during the six months ended June 30, 2010 compared to a $0.5 million source of cash in the same period of 2009. This resulted in a $2.1 million increase in cash provided by operating activities.

Cash used in investing activities

Cash used in investing activities was $15.0 million during the six months ended June 30, 2010 compared to $1.3 million during the same period in 2009. The increase of $13.7 million in cash used in investing activities is largely due to the following:

•

In the six months ended June 30, 2010, additions to plant and equipment totaled $10.2 million, largely due to the leach pad expansion, compared to $1.0 million of equipment purchases during the same period in 2009 resulting in an increase in cash used in investing activities of $9.2 million.

•

In the six months ended June 30, 2010, we incurred $3.9 million in mine development costs consisting primarily of ore development drilling and related assaying costs attributable to proven and probable reserves at the Hycroft mine compared to $0.3 million of such costs incurred during the same period of 2009, which resulted in an increase in cash used in investing activities of $3.6 million.

Cash provided by financing activities

Cash provided by financing activities was $256.9 million for the six months ended June 30, 2010 compared to $20.5 million during the same period in 2009. The increase in cash provided by financing activities is the result of the following factors:

•

In June 2010, Allied Nevada issued 13,500,000 shares of its common stock in a public offering pursuant to a shelf registration statement on Form S-3 (No. 333-166766) effective May 12, 2010. Pursuant thereto, we received gross proceeds of approximately $272.2 million. We incurred approximately $17.8 million of costs in connection with the offering, resulting in net proceeds of $254.4 million. There was no comparable public offering in the same period of 2009.

•	In the six months ended June 30, 2010, Allied Nevada did not borrow any funds using debt financing compared to borrowing $6.3 million from Ionic in the same period of 2009.

•

During the six months ended June 30, 2010, the Company received $3.2 million in proceeds from the exercise of options compared to $14.6 million in proceeds from the exercise of warrants and options during the same period of 2009.

Liquidity and capital resources

Based upon our current operational assumptions and mine plans, we believe our cash on hand and anticipated operating cash flow from the Hycroft Mine will be adequate to meet our liquidity needs and fund the planned capital expenditures for the next year.

We estimate our capital and mine development expenditures in 2010 will total approximately $50 million largely related to the Brimstone leach pad expansion, acquisition of additional mining vehicles, exploration spending at Hycroft, and other targeted surface exploration and drilling on certain advanced and exploration properties where the Company believes encouraging exploration opportunities exist.

At June 30, 2010, our total assets were $539.2 million compared to $252.4 million at December 31, 2009. The increase in total assets is primarily attributable to $254.4 million raised in the June 2010 public offering.

At June 30, 2010, working capital was $395.8 million compared to working capital of $125.1 million at December 31, 2009. The increase in working capital is primarily attributable to the $254.4 million raised in the June 2010 public offering and an increase of $11.3 million of ore on leach pads.

At June 30, 2010, we had cash and cash equivalents totaling $346.0 million. All cash equivalents were invested in high quality short-term money market instruments, including government securities, bankers’ acceptances, bank notes, certificates of deposit, commercial paper and repurchase agreements of domestic and foreign issuers. At June 30, 2010, we had no funds invested in asset-backed commercial paper.

Off-balance sheet arrangements

Allied Nevada has no off-balance sheet arrangements.

Outlook

The Hycroft mine has achieved steady-state operations and is working toward implementing the previously announced oxide accelerated mining rate. The accelerated rate is expected to begin to impact operations in 2011. In 2010, we expect to mine approximately 19 million tonnes of material, including approximately 11 million tonnes of ore at an average grade of 0.56 g/t gold and 9.7 g/t silver. Based on this operating plan, gold sales are expected to be approximately 100,000 ounces at a cost of sales per ounce of gold sold of between $400-$450 in 2010. Projected cost of sales per ounce of gold sold for 2010 was determined assuming a gold price of $900/ounce, a fuel price of $90/barrel and takes into account revenue from silver production as a byproduct credit based on a

2:1 production ratio of silver to gold and a $15/ounce silver price. Projected costs for 2010 are expected to be higher than 2009 actual costs due to anticipated lower grades mined through the second half of the year, higher budgeted fuel prices compared with actual prices paid in 2009 (representing an increase of approximately $20/ounce) and increased cyanide consumption compared with actual consumption in 2009 (representing an increase of approximately $19/ounce) compared with actual prices paid in 2009. Based on current life of mine plans, a $10 per barrel movement in the price of West Texas Intermediate (type of crude oil used as a benchmark in oil pricing) will impact the annual operating costs for fuel and lubricants at the Hycroft mine by approximately $1 million (or $10 per ounce).

Capital and mine development expenditures at Hycroft are expected to be $50 million for 2010. Major capital items include the Brimstone leach pad expansion, mobile crushing unit, larger capacity mining equipment in connection with the oxide accelerated mining plan and exploration. At Hycroft, construction of the Brimstone leach pad expansion is underway. This phase is expected to increase the available leach pad space by a further 3.5 million square feet and is expected to be completed by the end of the third quarter of 2010. The initial crushing unit capable of crushing four million tonnes of material per year (or approximately 30% of ore tonnes mined) is expected to replace the contract crushing unit in the third quarter of 2010. With the addition of this system, gold and silver recovery of combined run of mine and crushed ore is expected to increase to 60% and 14%, respectively (from current run of mine performance of 56.5% recovery for gold and 10% recovery for silver). Ordering of long-lead time capital items such as larger capacity 320-ton class haul trucks and a 36-yard shovel has begun and are expected to be delivered over the next six to nine months.

A 100,000 meter exploration program at Hycroft has been designed for 2010 with a focus on expanding oxide and sulphide resources, converting oxide resources to the reserve categories and inferred sulphide resources to the measured and indicated categories, aligning the silver resource with the gold resource where no historical drilling and assay data exists, attaining further samples for ongoing metallurgical work and testing the extent of high-grade silver anomalies encountered at the end of the 2009 drill season. Exploration spending at Hycroft is expected to be approximately $16 million in 2010. In addition, the Company intends to conduct targeted surface exploration and drilling on certain of its advanced and exploration properties where the Company believes encouraging exploration opportunities exist.

Metallurgical test work has begun on oxide mineralization to assess the potential benefit of milling oxide material to improve gold and, more importantly, silver recoveries.

The Company continues to review near and long-term opportunities to improve upon recovery rates for gold and silver, increase production and reduce costs at Hycroft. Some of these initiatives include:

1.	Milling option for oxide material: As mine optimization continues, a review of different treatment options for oxide ore to improve gold and, more significantly, silver recoveries may warrant a change in operating structure. Metallurgical work has commenced to assess the potential benefit of grinding and milling oxide ore. Should the test work result in a positive impact to recoveries, economic and engineering assessments will begin to determine the economic impact of moving from a heap leach to grinding and milling operation.

2.	Sulphide resource development: Preliminary metallurgical testing completed in 2009 indicated that sulphide material is amenable to simple flotation concentration, and that gold and silver recoveries with cyanidation of the combined tailing indicates overall recoveries averaging approximately 85% for gold and 86% for silver. We are in the initial stages of preparing a feasibility study to determine the economic viability of mining this sulphide mineralization. It is currently expected that this study will be completed by mid-2011.

Non-GAAP Measures

Allied Nevada provided the non-GAAP measures of “cost of sales per ounce of gold sold” and “cost of sales, net of byproduct credits” in this document. The Company believes that, in addition to conventional measures prepared in accordance with United States generally accepted accounting principles (U.S. “GAAP”), stakeholders use these non-GAAP measures to evaluate the Company’s performance and its ability to generate cash flow. The above non-GAAP measures do not have any standardized meaning prescribed by GAAP and, therefore, may not be comparable to similar measures presented by other companies. Accordingly, the above measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The calculations of these non-GAAP measures are presented in the table below:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cost of sales (thousands)	$13,235	$1,640	$22,002	$3,748
Less: Silver revenues (thousands)	$(1,176)	$(95)	$(2,031)	$(150)

Cost of sales, net of byproduct credits (thousands)	$12,059	$1,545	$19,971	$3,598
Gold ounces sold	29,560	3,944	49,999	7,343
Cost of sales per ounce of gold sold	$408	$392	$399	$490

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

Note Regarding Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included herein or incorporated by reference, that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements, including but not limited to such things as:

•	our future business strategy, plans and goals;

•	our expansion expectations, including with respect to the accelerated mining plan at the Hycroft mine, and our expectations regarding the growth of our business;

•	the availability of outside contractors;

•	our estimates of reserves and resources and mineralized material;

•	the economic potential of the sulfide mineralization at the Hycroft property;

•	the anticipated results of exploration drilling programs at our properties;

•	future gold and silver prices;

•	our production estimates;

•	our expectations regarding gold recovery;

•	our estimated future sales and cost of sales;

•	our anticipated cash flows and cash operating costs; and

•	the availability of additional capital.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “target”, “budget”, “may”, “schedule” and similar words or expressions identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	our limited operating history;

•	risks related to the heap leaching process at the Hycroft Mine, including but not limited to gold recovery rates, gold extraction rates, and the grades of ore placed on our leach pads;

•	uncertainties concerning estimates of mineral reserves, mineral resources and grading;

•	cost of compliance with current and future government regulations;

•	uncertainties relating to obtaining or retaining approvals and permits from governmental regulatory authorities;

•	our ability to achieve production and operating cost estimates;

•	the commercial success of our exploration and development activities;

•	increases in cost and timing of new projects;

•	fluctuations in the price of gold;

•	our current intention not to use forward sale arrangements;

•	the inherently hazardous nature of mining activities;

•	our ability to raise additional capital on favorable terms or at all;

•	intense competition within the mining industry;

•	potential effects on our operations of U.S. federal and state environmental regulation;

•	the impact of changes to U.S. federal legislation on the mining industry;

•	the state of the global economy, including the adverse developments in the credit market impacting the cost and availability of financing;

•	costs of complying with pending legislation in response to climate change;

•	availability of equipment or supplies;

•	our ability to attract and retain personnel;

•	our ability to manage our growth;

•	potential challenges to title in our mineral properties;

•	risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval; and

•	risks related to some of our directors’ involvement with other natural resources companies.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements, please see those factors discussed in Part II, Item 1A of this Form 10-Q and in our other filings with the SEC. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that our forward-looking statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable laws.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risks discussed in Item 7A of Allied Nevada’s Form 10-K for the fiscal year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Allied Nevada’s internal control over financial reporting during the six months ended June 30, 2010 that have materially affected, or is reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. The Company is not aware of any material current, pending, or threatened litigation.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this Form 10-Q before deciding to invest or to continue holding your investment in our common stock. The risks described below are not the only ones facing us or otherwise associated with an investment in our common stock. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our business. We have attempted to identify the major factors that could cause differences between actual and planned or expected results, and we have included these material risk factors. If any of the following risks actually happen, our business, financial condition and operating results could be materially adversely affected. In this case, the trading price of our common stock could decline, and you could lose part or all of your investment. See “Note Regarding Forward-Looking Statements” above.

We are at an early stage of production and have minimal operating history as an independent company. Our future revenues and profits are uncertain.

We are a production-stage venture with minimal operating history as an independent company. We were incorporated in September 2006 and commenced operations in May 2007. Our principal asset, the Hycroft Mine, did not commence commercial production until the end of 2009 and has only recently achieved full production capacity. There is no certainty that we will consistently produce revenue or consistently operate profitably or provide a return on investment in the future. If we are unable to consistently generate revenues or profits, investors might not be able to realize returns on their investment in our common stock or keep from losing their investment.

The estimation of the ultimate recovery of gold and silver contained within the Hycroft heap leach pad inventory (and that of any future mines) is subjective. Actual recoveries can be expected to vary from estimations.

The Hycroft Mine utilizes the heap leach process to extract gold and silver from ore. The heap leach process is a process of extracting gold and silver by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained gold and silver, which are then recovered in metallurgical processes. We use several integrated steps in the process of extracting gold and silver to estimate the metal content of ore placed on the leach pad. We have limited experience with this process. Although we refine our estimates as appropriate at each step in the process, the final amounts are not determined until a third-party smelter converts the doré and determines final ounces of gold and silver available for sale. We then review this end result and reconcile it to the estimates we developed and used throughout the production process. Based on this review, we adjust our estimation procedures when appropriate. Due to the complexity of the estimation process and the number of steps involved, among other things, actual recoveries can vary from estimates, and the amount of the variation could be significant and could have a material adverse impact on our financial condition and results of operations.

Each of these factors also applies to any future development of properties not yet in production. In the case of mines that we may develop in the future, we will not have the benefit of actual experience in our estimates with respect to those mines, and there is a greater likelihood that actual results will vary from the estimates.

Reserve and resource calculations are estimates only, and are subject to uncertainty due to factors including metal prices, inherent variability of the ore and recoverability of metal in the mining process.

The calculation of mineral reserves, mineral resources and grading are merely estimates and depend upon geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable. There is a degree of uncertainty attributable to the calculation of reserves, resources and corresponding grades. Until reserves and resources are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and resources and ore may vary depending on metal prices. Any material change in the quantity of reserves, resources, mineralization, grade or stripping ratio may affect the economic viability of our properties. In addition, there can be no assurance that gold recoveries or other metal recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

Compliance with current and future government regulations may cause us to incur significant costs.

Our operations are subject to extensive federal and state legislation governing matters such as mine safety, occupational health, labor standards, prospecting, exploration, production, exports, toxic substances, explosives, management of natural resources, price controls, land use, water use, air emissions, waste disposal, environmental review and taxes. Compliance with this and other legislation could require us to make significant capital outlays. The enactment of new legislation or more stringent enforcement of current legislation may increase costs, which could have a negative effect on our financial position. We cannot make assurances that we will be able to adapt to these regulatory developments on a timely or cost-effective basis. Violations of these laws, regulations and other regulatory requirements could lead to substantial fines, penalties or other sanctions, including possible shut-downs of the Hycroft Mine or future operations, as applicable.

Our operations are subject to numerous governmental permits that are difficult to obtain and we may not be able to obtain or renew all of the permits we require, or such permits may not be timely obtained or renewed.

In the ordinary course of business we are required to obtain and renew governmental permits for our operations, including in connection with our proposed accelerated mining plan at the Hycroft Mine. Obtaining or renewing the necessary governmental permits is a complex and time-consuming process involving costly undertakings by us. The duration and success of our efforts to obtain and renew permits are contingent upon many variables not within our control, including the interpretation of applicable requirements implemented by the permitting authority and intervention by third parties in any required environmental review. We may not be able to obtain or renew permits that are necessary to our operations on a timely basis or at all, and the cost to obtain or renew permits may exceed our estimates. Failure to comply with the terms of our permits may result in injunctions, fines, suspension or revocation of permits and other penalties. There can be no assurance that we have been or will at all times be in full compliance with all of the terms of our permits or that we have all required permits. The costs and delays associated with compliance with these permits and with the permitting process could stop us from proceeding with the operation or development of a property or increase the costs of development or production and may materially adversely affect our business, results of operations or financial condition.

We may not achieve our production estimates and our operating costs may be higher than our estimates.

We prepare estimates of future production and operating costs for our operations. We develop our estimates based on, among other things, mining experience, reserve and resource estimates, assumptions regarding ground conditions and physical characteristics of ores (such as hardness and presence or absence of certain metallurgical characteristics) and estimated rates and costs of mining and processing. All of our estimates are subject to numerous uncertainties, many of which are beyond our control. For example, during the commissioning phase of the Hycroft Mine, we encountered certain short-term challenges stemming from a delay in operating the newly constructed areas of the leach pad expansion as well as much higher cyanide consumption during the fourth quarter of 2009. Our actual production may be lower than our production estimates and our actual operating costs may be higher than our operating cost estimates.

We cannot be certain that our future exploration and development activities will be commercially successful.

Substantial expenditures are required to further explore our properties, to establish reserves and resources through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties or the expansion of existing projects (including the implementation of the accelerated mining plan at the Hycroft Mine), to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot provide assurance that any reserves or resources discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis. A number of factors, including costs, actual mineralization, consistency and reliability of ore grades and commodity prices, affect successful project development. The reactivation and efficient operation of processing facilities, the existence of competent operational management and prudent financial administration, as well as the availability and reliability of appropriately skilled and experienced consultants also can affect successful project development. There can be no assurance that our exploration and development programs will result in economically viable mining operations or yield new mineral reserves and resources.

Cost estimates and timing of new projects are uncertain.

The capital expenditures and time required to develop our accelerated oxide mining plan at the Hycroft Mine or our other projects are considerable and changes in costs, construction schedules or both, can affect project economics. There are a number of factors that can affect costs and construction schedules, including, among others:

•	availability of labor, power, transportation and infrastructure;

•	changes in input commodity prices and labor costs;

•	fluctuations in currency exchange rates;

•	availability and terms of financing;

•	changes in anticipated tonnage, grade and metallurgical characteristics of the ore to be mined and processed;

•	unexpected recovery rates of gold and other metals from the ore;

•	difficulty of estimating construction costs over a period of years;

•	delays in completing any environmental review or in obtaining environmental or other government permits;

•	weather and severe climate impacts; and

•	potential delays related to social and community issues.

The scoping study announced by us on April 5, 2010 relates to the economic potential of the sulfide mineralization at the Hycroft property and is not part of, and should be distinguished from, the current oxide mining operation. The sulfide scoping study is based solely on the measured and indicated sulfide resources defined on the property. Mineral resources that are not mineral reserves do not have demonstrated economic viability. Investors should be cautioned that the scoping study is very preliminary in nature and, accordingly, is subject to a high degree of uncertainty. A preliminary and/or a definitive feasibility study will be required to further evaluate project economics.

The price of gold is subject to fluctuations, which could adversely affect the realizable value of our assets and our future results of operations and cash flows.

Our principal assets are gold reserves and resources and we intend to attempt to identify through further exploration additional reserves and resources at the Hycroft property and to acquire additional properties containing gold reserves and resources. The price that we pay to acquire these properties will be, in large part, influenced by the price of gold at the time of the acquisition. Our potential future revenues are expected to be, in large part, derived from the mining and sale of gold from our properties or from the outright sale or joint venture of some of our properties. The value of our gold reserves and resources, and the value of any potential gold production therefrom, will vary in proportion to variations in gold prices. The price of gold has fluctuated widely, and is affected by numerous factors beyond our control, including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns, world supply of gold and speculative activities. The effect of these factors on the price of gold, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the price of gold would adversely affect our asset values, cash flows, potential revenues and profits.

We do not currently intend to use forward sale arrangements to protect against low commodity prices and, as a result, our operating results are exposed to the impact of any significant drop in commodity prices.

We do not currently intend to enter into forward sales arrangements to reduce the risk of exposure to volatility in commodity prices. Accordingly, our future operations are exposed to the impact of any significant decrease in commodity prices. If such prices decrease significantly, we will realize reduced revenues. While it is not our current intention to enter into forward sales arrangements, we are not restricted from entering into forward sales arrangements at a future date.

The risks and hazards associated with mining and processing pose operational and environmental risks that may not be covered by insurance and may increase our costs.

Mining and processing operations involve many risks and hazards, including, among others: metallurgical and other processing problems; unusual and unexpected rock formations; ground or slope failures or underground cave-ins; environmental contamination; industrial accidents; fires; flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of nature; organized labor disputes or work slow-downs; mechanical equipment failure and facility performance problems; and the availability of critical materials, equipment and skilled labor. These risks could result in damage to, or destruction of, our properties or production facilities, personal injury or death, environmental damage, delays in mining or processing, increased production costs, asset write downs, monetary losses and legal liability.

We cannot be certain that our insurance will cover all of the risks associated with mining and processing or that we will be able to maintain insurance to cover these risks at economically feasible premiums. We could also become subject to liability for hazards against which we cannot insure or against which we may elect not to insure because of high premium costs or commercial impracticality. Such events could result in a prolonged interruption in operations that would have a negative effect on our ability to generate revenues, profits and cash flow. Losses from such events may increase costs and decrease profitability.

We may be unable to raise additional capital on favorable terms.

The exploration and development of our properties, including the Hycroft accelerated mine plan and any development of the resource located beneath the oxide resource at the Hycroft Mine, will require significant capital investment. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration activity, development or production on any of our properties. There can be no assurance that additional financing will be available at all or on terms we consider acceptable.

We face intense competition in the mining industry.

The mining industry is intensely competitive. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. This, in turn, may adversely affect our financial condition and our results of operations. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully attract and retain qualified employees, our exploration and development programs may be slowed down or suspended.

Our exploration and development operations are subject to extensive environmental regulations, which could result in the incurrence of additional costs and operational delays.

All phases of our operations are subject to extensive environmental regulation. This legislation requires that we obtain various operating approvals and licenses and also imposes standards and controls relating to exploration, development and production activities. Environmental legislation is evolving in some jurisdictions in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. New environmental legislation or changes in existing environmental legislation could have a negative effect on production levels and methods of production. There is no assurance that future changes in environmental regulation will not adversely affect our projects. We are subject to environmental regulations with respect to our properties in Nevada, under applicable federal and state laws and regulations. Production at our Hycroft Mine involves the use of sodium cyanide, which is a toxic material. Should sodium cyanide leak or otherwise be discharged from the containment system, we may become subject to liability for cleanup work that may not be insured.

Our properties in Nevada occupy private and public lands. The public lands include unpatented mining claims on lands administered by the BLM Nevada State Office. These claims are governed by the laws and regulations of the U.S. federal government and the State of Nevada.

U.S. Federal Laws

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Our mining operations may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or result in additional capital expenditures in order to comply with the rules.

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA), imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those who could be found liable include, among others, current owners and operators of facilities that release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to our properties.

The National Environmental Policy Act (NEPA) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities such as Hycroft Mine, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (EIS). The U.S. Environmental Protection Agency, other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

Nevada Laws

At the state level, mining operations in Nevada are also regulated by the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection. Nevada state law requires the Hycroft Mine to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, we are required to hold Nevada Reclamation Permits required under NRS 519A.010 through 519A.170. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. We have set up a provision for our reclamation bond at the Hycroft Mine but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

Legislation has been proposed that would significantly affect the mining industry.

Members of the U.S. Congress have repeatedly introduced bills which would supplant or alter the provisions of the Mining Law of 1872. If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Although we cannot predict what legislated royalties might be, the enactment of these proposed bills could adversely affect the potential for development of unpatented mining claims and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our financial performance.

Recent market events and general economic conditions may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.

Recent events in the United States and global financial markets, the financial services industry and economic conditions generally have had a significant impact on the global economy. Many industries, including the gold mining industry, are impacted by these market conditions. Notwithstanding various actions by the United States and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions could adversely affect the broader credit markets and stock markets. In addition, general economic indicators, including consumer sentiment, unemployment and economic growth and uncertainty about corporate earnings, could have a material adverse impact on the availability of capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. A deterioration of the financial markets or other economic conditions, including but not limited to adverse developments in the sovereign debt markets, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates and tax rates may adversely affect our growth and profitability. Specifically, adverse developments in the credit markets could impact the cost and availability of financing and our overall liquidity; the volatility of gold prices may impact our revenues, profits and cash flow; volatile energy prices, commodity and consumables prices may impact potential production costs; and the devaluation and volatility of global stock markets could impact the valuation of our equity securities. These factors could have a material adverse effect on our financial condition and results of operations.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

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

Our development in the future will be highly dependent on the efforts of key management employees, namely, Robert Buchan, our Executive Chairman, Scott Caldwell, our President and Chief Executive Officer, Hal Kirby, our Executive Vice President and Chief Financial Officer, and other key employees that we may hire in the future. Although we have entered into employment agreements with key employees, we do not have and currently have no plans to obtain key man insurance with respect to any of our key employees. As well, we will need to recruit and retain other qualified managerial and technical employees to build and maintain our operations. If we are unable to successfully recruit and retain such persons, our development and growth could be significantly curtailed.

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

Our mineral properties consist of private mineral rights, leases covering state and private lands, leases of patented mining claims and unpatented mining claims. Many of our mining properties in the United States are unpatented mining claims to which we have only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry.

The present status of our unpatented mining claims located on public lands allows us the exclusive right to mine and remove valuable minerals, such as precious and base metals. We also are allowed to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the United States. We remain at risk that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements. If we do not obtain fee title to our unpatented mining claims, there can be no assurance that we will be able to obtain compensation in connection with the forfeiture of such claims.

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

Carl and Janet Pescio own approximately 10.0% of our issued and outstanding shares of common stock. In addition to being a major stockholder, Mr. Pescio is a director of Allied Nevada. Because of the Pescios’ major shareholding and Mr. Pescio’s position on our board of directors, the Pescios could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us or entrenching our management or the board of directors, which could conflict with the interests of our other stockholders and, consequently, could adversely affect the market price of our common stock.

Some of our directors may have conflicts of interest as a result of their involvement with other natural resource companies.

Some of our directors are directors or officers of other natural resource or mining-related companies, or may be involved in related pursuits that could present conflicts of interest with their roles at Allied Nevada. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict at a meeting of the directors of the Company and to abstain from voting for or against approval of any matter in which such director may have a conflict. In appropriate cases, we will establish a special committee of independent directors to review a matter in which directors, or management, may have a conflict.

Our common stock has a limited trading history and the market price of our shares may fluctuate widely.

Our common stock began trading in May 2007 and there can be no assurance that an active trading market for our common stock will be sustained in the future. We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control including, but not limited to:

fluctuations in the price of gold; announcements by us or competitors of significant acquisitions or dispositions; changes in earnings estimates or recommendations by research analysts who track our common stock or the shares of other companies in the resource sector; changes in general economic and/or political conditions; the arrival or departure of key personnel; and overall market fluctuations and general economic conditions. Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Future sales of our common stock in the public or private markets could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.

Future sales of substantial amounts of our common stock or equity-related securities in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. As of August 3, 2010, 88,576,415 shares of our common stock were outstanding. We cannot predict the effect, if any, that future sales of our common stock, or the perception that such sales could occur, will have on the trading price of our common stock.

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

Our certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of our board of directors to designate the terms of and issue new series of preferred stock and the ability of our board of directors to amend the bylaws without stockholder approval. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless certain specific requirements are met as set forth in Section 203. Collectively, these provisions could make a third party acquisition of the Company difficult or could discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

None.

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

ALLIED NEVADA GOLD CORP. (Registrant)

Date: August 6, 2010	By:	/S/ SCOTT A. CALDWELL
Scott A. Caldwell President and Chief Executive Officer

Date: August 6, 2010	By:	/S/ HAL D. KIRBY
Hal D. Kirby Executive Vice President and Chief Financial Officer