Form 10-Q
period 2010-09-30
Allied Nevada Gold Corp.
filed 2010-11-05
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

88,940,656 shares of Common Stock, $0.001 par value, outstanding at November 3, 2010

ALLIED NEVADA GOLD CORP.

FORM 10-Q

For the Quarter Ended September 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except shares)

	(Unaudited)
	September 30, 2010	December 31, 2009

Assets:
Cash and cash equivalents	$347,779	$91,581
Inventories - Note 3	10,011	6,773
Ore on leachpads - Note 4	43,947	34,179
Prepaids and other	7,175	3,911
Deferred tax asset, current portion	5,215	4,344

Current assets	414,127	140,788

Restricted cash - Note 5	15,009	14,066
Plant and equipment, net - Note 6	53,750	35,367
Mine development costs - Note 7	14,773	10,389
Reclamation premium and asset retirement cost asset	2,188	2,431
Mineral properties - Note 9	35,552	35,845
Deferred tax asset, non-current portion	16,673	13,539

Total assets	$552,072	$252,425

Liabilities:
Accounts payable	$13,810	$12,414
Amounts due to related parties - Note 15	211	28
Accrued liabilities and other - Note 14	3,495	1,476
Capital lease obligations, current portion - Note 10	1,606	1,298
Asset retirement obligation, current portion - Note 8	476	476

Current liabilities	19,598	15,692

Deferred royalty income	477	686
Capital lease obligations, long-term portion - Note 10	4,748	4,700
Asset retirement obligation, long-term portion - Note 8	6,236	6,167
Other accrued liabilities - Note 11	5,782	2,000

Total liabilities	36,841	29,245

Commitments and Contingencies - Note 20

Shareholders’ Equity:
Common stock - Note 12 ($0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: 88,884,656 at September 30, 2010 and 73,837,267 at December 31, 2009)	89	74
Additional paid-in-capital	582,456	317,923
Accumulated deficit	(67,314)	(94,817)

Total shareholders’ equity	515,231	223,180

Total liabilities and shareholders’ equity	$552,072	$252,425

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

(US dollars in thousands, except shares and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenue:
Gold sales	$37,538	$19,698	$96,078	$26,566
Silver sales	1,334	299	3,365	449

	38,872	19,997	99,443	27,015

Operating expenses:
Cost of sales (excludes depreciation, amortization, and accretion)	14,046	7,804	36,048	11,552

	24,826	12,193	63,395	15,463

Stripping costs	5,021	1,231	5,747	5,136
Depreciation and amortization	2,228	1,196	5,233	2,040
Exploration and land holding costs	8,065	2,130	16,894	3,410
Accretion	109	100	331	295
Corporate general and administrative	5,702	2,896	13,955	8,264

Income (loss) from operations	3,701	4,640	21,235	(3,682)

Interest income	66	9	112	37
Interest expense	(94)	(621)	(282)	(924)
Gain (loss) due to change in value of equity-linked financial instruments - Note 18	—	42	—	(5,152)
Net foreign exchange gain	849	1,144	3,020	485
Other income (expense)	—	(80)	271	(80)

Income (loss) before income taxes	4,522	5,134	24,356	(9,316)

Income tax benefit (expense) - Note 13	(1,463)	—	3,147	—

Net income (loss)	$3,059	$5,134	$27,503	$(9,316)

Earnings (loss) per share:
Basic:
Weighted average number of shares outstanding	88,891,786	65,365,768	80,621,549	60,489,032
Income (loss) per share - Note 16	$0.03	$0.08	$0.34	$(0.15)
Diluted:
Weighted average number of shares outstanding	90,326,557	67,195,604	82,131,841	60,489,032
Income (loss) per share - Note 16	$0.03	$0.08	$0.33	$(0.15)

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(US dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Cash flows from operating activities:

Net income (loss)	$3,059	$5,134	$27,503	$(9,316)

Adjustments to reconcile net income (loss) for the period to net cash provided by (used in) operating activities:
Depreciation and amortization	2,228	1,196	5,233	2,040
Amortization of deferred loan costs	—	73	—	87
Accretion	109	100	331	295
Stock-based compensation	987	1,033	3,204	2,914
Unrealized foreign currency loss	—	484	—	1,018
Loss on disposal of assets	—	80	—	80
(Gain) loss due to change in fair value of equity-linked financial instruments	—	(42)	—	5,152
Deferred royalty income	—	—	(269)	—
Reclamation expenditures	(28)	(164)	(264)	(164)
(Increase) decrease in deferred tax asset	1,311	—	(4,005)	—

Change in operating assets and liabilities:
Inventories	(583)	1,289	(3,011)	(2,526)
Ore on leach pads	932	(8,365)	(8,932)	(23,608)
Prepaids and other	(546)	(1,752)	(3,263)	(1,766)
Accounts payable and amounts due to related parties	786	614	1,579	2,093
Accrued liabilities and other	3,210	2,311	5,801	2,770

Net cash provided by (used in) operating activities	11,465	1,991	23,907	(20,931)

Cash flows from investing activities:
Additions to plant and equipment	(11,408)	(3,262)	(21,601)	(4,291)
Additions to mine development costs	(1,662)	(250)	(5,553)	(560)
Increase in restricted cash	(14)	(1,298)	(942)	(1,320)
Proceeds from advance minimum royalties	—	49	60	130

Net cash used in investing activities	(13,084)	(4,761)	(28,036)	(6,041)

Cash flows provided by financing activities:
Proceeds on issuance of common stock	3,813	101,151	279,231	115,801
Share issuance costs	(54)	(5,139)	(17,887)	(5,139)
Proceeds from term loan	—	—	—	6,348
Repayment of term loan	—	(7,366)	—	(7,366)
Payment of loan costs	—	—	—	(87)
Repayments of principal on capital lease agreements	(358)	(408)	(1,017)	(783)

Net cash provided by financing activities	3,401	88,238	260,327	108,774

Net increase in cash and cash equivalents	1,782	85,468	256,198	81,802

Cash and cash equivalents, beginning of period	345,997	12,845	91,581	16,511

Cash and cash equivalents, end of period	$347,779	$98,313	$347,779	$98,313

Supplemental cash flow disclosures:
Cash paid for interest	$94	$557	$282	$943
Cash paid for income taxes	150	—	450	—
Non-cash financing and investing activities:
Shares issued in satisfaction of liability for equity-linked financial instruments	—	3,484	—	9,484
Mining equipment acquired by capital lease	1,372	1,140	1,372	3,975

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(US dollars in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2009	57,433,144	$57	$195,381	$(101,832)	$93,606
Shares issued under warrant exercises	3,780,850	4	28,835	—	28,839
Cumulative effect related to the adoption of ASC 815-40 - Note 19	—	—	(2,896)	(1,436)	(4,332)
Shares issued under stock option plans	973,746	1	4,149	—	4,150
Shares issued in public offering	11,150,000	11	91,499	—	91,510
Share issuance costs	—	—	(5,138)	—	(5,138)
Stock-based compensation and RSU plan share issuances	12,000	—	2,914	—	2,914
Stock option plan shares subscribed	—	—	784	—	784
Net loss	—	—	—	(9,316)	(9,316)

Balance, September 30, 2009	73,349,740	$73	$315,528	$(112,584)	$203,017

Balance, January 1, 2010	73,837,267	$74	$317,923	$(94,817)	$223,180
Shares issued in public offering	13,500,000	14	272,174	—	272,188
Share issuance costs	—	—	(17,887)	—	(17,887)
Shares issued under stock option plans	1,415,623	1	7,042	—	7,043
Stock-based compensation and RSU plan share issuances	131,766	—	3,204	—	3,204
Net income	—	—	—	27,503	27,503

Balance, September 30, 2010	88,884,656	$89	$582,456	$(67,314)	$515,231

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

3. Inventories

The following table provides the components of inventories (in thousands):

	September 30, 2010	December 31, 2009
In-process inventory	$5,971	$5,039
Precious metals inventory	993	21
Materials and supplies inventory	3,047	1,713

	$10,011	$6,773

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

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

4. Ore on leach pads

The following table summarizes ore on leach pads and estimated recoverable gold ounces:

	September 30, 2010	December 31, 2009
Ore on leach pads (in thousands)	$43,947	$34,179
Estimated recoverable gold ounces	80,845	72,140

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

5. Restricted Cash

Allied Nevada is required to collateralize obligations related to reclamation liabilities. Accordingly, the restricted cash balances and changes during the periods are summarized below (in thousands):

	Nine months ended September 30,
	2010	2009
Balance, beginning of year	$14,066	$12,637
Additions	909	1,290
Interest	34	31

Balance, end of period	$15,009	$13,958

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

6. Plant and Equipment

The following table provides the components of plant and equipment (in thousands):

	Depreciable life or method	September 30, 2010	December 31, 2009
Mine equipment	3 - 10 years	$43,343	$38,395
Buildings and leasehold improvements	3 - 10 years	3,899	3,895
Leach pads	Units of Production	16,711	3,120
Furniture, fixtures, and office equipment	2 - 3 years	951	589
Vehicles	3 - 5 years	1,379	952
Construction in progress and other		9,553	5,933

		75,836	52,884
Less: accumulated depreciation		(22,086)	(17,517)

		$53,750	$35,367

Construction in progress consists of capital items which are not yet completed and placed in service, which consists primarily of $6.4 million in expenditures for a crusher and two haul trucks and $1.2 million in expenditures for a power generator.

The leach pads are depreciated on a units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves. All other assets are depreciated using a straight-line basis over the useful lives of the assets ranging from two to ten years.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

7. Mine Development Costs

The following table reflects the changes in mine development costs (in thousands):

	Nine months ended September 30,
	2010	2009
Balance, beginning of year	$10,389	$8,827
Additions:
Mine development drilling and assaying	4,034	454
Capitalized interest	—	106
EIS study and engineering costs	1,519	—

Amortization	(1,169)	(1,297)

Balance, end of period	$14,773	$8,090

Mine development costs are amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves.

8. Asset Retirement Obligation

Changes to the Company’s asset retirement obligation are summarized below (in thousands):

	Nine months ended September 30,
	2010	2009
Balance, beginning of year	$6,643	$5,833
Accretion	331	295
Reclamation expenditures	(262)	(164)

Balance, end of period	6,712	5,964
Less: current portion	(476)	(98)

Long-term portion	$6,236	$5,866

Reclamation obligations are secured by surety bonds or irrevocable standby letters of credit in amounts determined by applicable federal and state regulatory agencies. These surety bonds and irrevocable standby letters of credit are in turn secured by cash collateral. See Note 5 to the Condensed Consolidated Financial Statements.

9. Mineral Properties

The following table summarizes the Company’s mineral properties and changes during the periods (in thousands):

	Nine months ended September 30,
	2010	2009
Balance, beginning of year	$35,845	$36,583
Amortization - royalty rights	(293)	(511)
Sales and other	—	(80)

Balance, end of period	$35,552	$35,992

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

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

10. Capital Leases

In 2010 the Company entered into one capital lease for the purchase of mining equipment and now has a total of seven capital leases, most of which have 60-month terms. The weighted average implicit interest rate for these capital leases is approximately seven percent.

Assets under capital leases are included in Plant and Equipment (Note 6) and are summarized in the table below (in thousands):

	September 30, 2010	December 31, 2009
Mine equipment	$9,297	$7,842
Less: accumulated depreciation	(2,032)	(1,132)

Net assets under capital leases	$7,265	$6,710

The following is a summary of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 2010 (in thousands):

Fiscal Year	Minimum Lease Payment
2010	$429
2011	2,007
2012	1,954
2013	1,682
2014	892
2015	214
Less: interest	(824)

Net minimum lease payments under capital leases	6,354
Less: current portion	(1,606)

Long-term portion of net minimum lease payments	$4,748

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

The following table summarizes the number of the Company’s DPUs and changes during the periods:

	Nine months ended September 30,
	2010	2009
Outstanding, beginning of year	131,250	—
Granted	85,750	87,500

Outstanding, end of period	217,000	87,500

DPUs are recorded at fair value on the quarterly award date and are adjusted for changes in fair value. The fair value of amounts granted each period, together with the change in fair value, is expensed. DPU expense recognized during the three and nine month periods ended September 30, 2010 totaled $1.9 million and $3.8 million, respectively. DPU expense recognized in the three and nine month periods ended September 30, 2009 both totaled $0.5 million and $0.9 million, respectively. The aggregate fair value of the 217,000 DPUs outstanding at September 30, 2010 totaled $5.8 million and the related liability is classified as “Other accrued liabilities” in the condensed Consolidated Balance Sheet.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

12. Shareholders’ Equity

Allied Nevada 2007 Stock Option Plan and Valuation of Stock Options

The Company’s 2007 Stock Option Plan and the Company’s Restricted Share Plan (the “RSU Plan”) (collectively, the “Plans”) permit 5,700,000 shares of common stock under the 2007 Stock Option Plan and 1,200,000 shares of common stock under the RSU Plan to be made available for grant or award under either the 2007 Stock Option Plan or the RSU Plan. A total of 6,900,000 shares of common stock are available under both Plans. This number is reduced by (i) the number of shares of common stock subject to restricted share rights granted and outstanding under the RSU Plan, (ii) the number of shares of common stock subject to options granted and outstanding under the Company’s 2007 Stock Option Plan, (iii) the number of shares of common stock issued upon the exercise of restricted share rights under the RSU Plan, and (iv) the number of shares of common stock issued from time to time under the 2007 Stock Option Plan.

The table below is a summary of changes to the 2007 Stock Option Plan for the periods indicated:

	Nine months ended September 30,
	2010			2009
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	2,358,143	$4.80		3,928,600	$4.76
Granted	—			—
Canceled/expired	—			(321,100)	4.63
Exercised	(1,426,213)	4.86		(1,001,692)	4.67

Outstanding, end of period	931,930	4.71	5.5	2,605,808	4.82	6.3

Exercisable, end of period	860,929	$4.71	6.2	1,340,629	$4.86	6.3

During the nine months ended September 30, 2010 and 2009, a total of 864,340 and 1,182,4688 options vested, respectively. During the nine months ended September 30, 2010 and 2009, the Company recognized stock-based compensation expense of $1.5 million and $2.1 million, respectively, for options granted pursuant to the 2007 Stock Option Plan. At September 30, 2010 and 2009, there was approximately $0.1 million and $2.2 million, respectively, of unrecognized stock-based compensation cost relating to outstanding unvested options. No options were granted in either of the nine months ended September 30, 2010 or 2009.

The outstanding options at September 30, 2010, under the 2007 Stock Option Plan, are five or ten year non-qualified options that vest in equal one-third installments over three years, until fully vested on the third anniversary of the grant date.

Description of Restricted Share Plan

See “Allied Nevada 2007 Stock Option Plan and Valuation of Stock Options” for the number of shares of common stock that are reserved for issuance under the RSU Plan. A RSU is granted subject to a restricted period (“Restricted Period”) as determined by the Compensation Committee upon grant. An RSU is exercised automatically and a share of Allied Nevada common stock is issued for no additional consideration on the later of the end of a Restricted Period and in the case of Canadian residents, a date determined by the eligible participant that is after the Restricted Period and before a participant’s retirement date or termination date (a “Deferred Payment Date”).

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The table below is a summary of changes to the Restricted Share Plan for the periods indicated:

	Nine months ended September 30,
	2010		2009
	Number of RSUs	Weighted Average Remaining Restricted Period (years)	Number of RSUs	Weighted Average Remaining Restricted Period (years)
Outstanding on January 1,	827,500		336,000
Granted	383,400		490,500
Vested/issued	(131,766)		(12,000)
Canceled/expired	(93,733)		(6,000)

Outstanding, end of period	985,401	2.2	808,500	1.9

Vested, end of period	300,000	—	200,000	—

Restricted share units vest annually over three years, until fully vested on the third anniversary of the grant date. For the nine months ended September 30, 2010, 230,200 RSUs were granted that vest in equal one-third installments over three years and 153,200 were granted that also vest over three years, subject to achievement of certain financial and operating thresholds. The RSU values are based upon the fair value of the Company’s stock on the date of grant, less estimated forfeitures. The restricted share units are expensed over the requisite service periods. The total stock-based compensation expense recognized under the RSU Plan during the nine month periods ended September 30, 2010 and 2009 was $1.7 million and $0.8 million, respectively. At September 30, 2010 and 2009, there was approximately $7.7 million and $3.9 million, respectively, of unrecognized stock-based compensation cost relating to outstanding restricted share units.

Description of Special Stock Option Plan

The Special Stock Option Plan (the “Special Plan”), was adopted by the Board of Directors in February 2007, governs the grant of stock options (the “Special Options”) to purchase shares of Allied Nevada common stock (the “Shares”), pursuant to the Arrangement. The Special Options were granted to holders of options to purchase common shares of Vista (the “Vista Options”) under Vista’s Stock Option Plan as of the closing of the Arrangement.

The table below is a summary of changes in the Special Stock Option Plan for the periods indicated:

	Nine months ended September 30,
	2010			2009
	Number of Special Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Special Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	60,138	$4.41		290,728	$3.23
Granted	—			—
Canceled/expired	—			(13,364)	2.38
Exercised	(33,410)	3.86		(133,696)	2.06

Outstanding, end of period	26,728	5.16	0.8	143,668	4.50	1.8

Exercisable, end of period	26,728	$5.16	0.8	143,668	$4.50	1.8

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Warrants

The table below is a summary of changes in the Company’s warrants for the periods indicated:

	Nine months ended September 30,
	2010	2009
Outstanding warrants on January 1,	—	3,785,850
Exercised	—	(3,780,850)
Canceled/expired	—	(5,000)

Outstanding warrants, end of period	—	—

All warrants originally had a term of two years, an exercise price CDN$5.75, and had an expiration date of July 16, 2009.

Common Stock

The authorized share capital of Allied Nevada consists of 100,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2010, there were 88,884,656 shares of common stock issued and outstanding.

Preferred Stock

The authorized share capital of Allied Nevada includes 10 million shares of undesignated preferred stock with a par value of $0.001 per share. As of September 30, 2010, no shares of preferred stock have been issued.

13. Income Taxes

Allied Nevada accounts for interim income taxes in accordance with ASC 740. For the nine months ended September 30, 2010, Allied Nevada recorded an estimated tax benefit of approximately $3.1 million, which included estimated tax expense of $8.4 million, based on an effective rate of 34.2% and a benefit of $11.5 million due to the release of the valuation allowance as discussed below. Estimated tax expense during the same period of 2009 was $0 for an effective tax rate of 0%. The effective tax rate for 2010 is different than the United States statutory rate of 35% primarily due to permanent differences between income tax and financial reporting treatment of certain transactions and an increase in the valuation allowance on Alternative Minimum Tax (AMT) credits generated during the period. The effective tax rate for 2009 was different than the United States statutory rate of 35% primarily due to a change in the valuation allowance to offset the tax benefit associated with net operating losses generated in the first nine months of 2009.

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

14. Supplemental Balance Sheet Disclosure

The following table summarizes balance sheet items that are not disclosed elsewhere and represent greater than 5% of total current liabilities (in thousands):

	September 30, 2010	December 31, 2009
Accrued liabilities and other
Accrued compensation	$924	$672
Employment taxes payable	513	456
Income taxes payable	408	—
Due to employees under stock based compensation programs	1,121	105
Other	529	243

Total accrued liabilities and other	$3,495	$1,476

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

15. Related Party Transactions

Provision of Legal Services

Cameron Mingay, an Allied Nevada director who was appointed in March 2007, is a partner at Cassels Brock & Blackwell LLP (“Cassels Brock”) of Toronto, Ontario, Canada, which since June 2007 has served as outside counsel to Allied Nevada in connection with Canadian corporate and securities law matters. Allied Nevada paid Cassels Brock approximately $87,000 and $181,000 for legal services rendered during the nine months ended September, 2010 and 2009, respectively. At September 30, 2010, accounts payable included approximately $211,000 due to Cassels Brock.

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

Sierra Partners Consulting Agreement

In January, 2009, Allied Nevada renewed its Investor Relations Services Agreement with Sierra Partners II LLC (“Sierra”) on a month-to-month basis to assist the Company with its investor relations program and to provide consulting and advisory services regarding the North American investor market. Under terms of the amended agreement, Sierra received a monthly retainer of $5,000 and reimbursement of reasonable out of pocket fees and expenses. W. Durand Eppler, who was an Allied Nevada director until June 17, 2009, currently serves as President of, and is a partner of, Sierra and, as a result, benefited from this transaction to the extent of his interest in Sierra. Allied Nevada paid Sierra approximately $42,000 for investor relations and advisory services rendered January 1 through June 17, 2009.

16. Income (Loss) Per Share

The weighted average number of shares outstanding for the three and nine month periods ended September 30, 2010 includes 298,478 vested restricted share units that were not issued. The weighted average number of shares outstanding for the same periods in 2009 includes 200,000 vested restricted share units that were not issued.

At September 30, 2010, there were 931,930 options granted under the Allied Nevada Stock Option Plan outstanding, 26,728 options granted under the Allied Nevada Special Stock Option plan outstanding, and 685,401 unvested restricted share units outstanding that were included in the diluted income per share for the three and nine month periods ended September 30, 2010.

At September 30, 2009, there were 1,152,424 options granted under the Allied Nevada Stock Option Plan outstanding, 608,500 options granted under the Allied Nevada Special Stock Option plan outstanding, and 608,500 unvested restricted share units outstanding. The above were not included in dilutive loss per share because inclusion would have been anti-dilutive for the nine months ended September 30, 2009.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

17. Segment Information

Allied Nevada is currently engaged in the operation of the Hycroft Mine and the evaluation, acquisition, exploration, and advancement of gold exploration and development projects in Nevada. The Company identifies its reportable segments as those consolidated mining operations or functional groups that represent more than 10% of the combined revenue, profit or loss or total assets of all reported operating segments. Consolidated mining operations or functional groups not meeting this threshold are aggregated at the corporate level for segment reporting purposes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. Segment information as of and for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

As of and for the three months ended September 30,	Hycroft Mine	Exploration	Corporate and Other	Total

2010
Sales	$38,872	$—	$—	$38,872
Income (loss) from operations	17,511	(8,064)	(5,746)	3,701
Interest income	15	—	51	66
Interest expense	(94)	—	—	(94)
Gain on foreign exchange	—	—	849	849

Income (loss) before taxes	17,432	(8,064)	(4,846)	4,522
Total assets	157,632	34,191	360,249	552,072
Capital expenditures	12,912	91	67	13,070
2009
Sales	$19,997	$—	$—	$19,997
Income (loss) from operations	8,012	(338)	(3,034)	4,640
Interest income	8	—	1	9
Interest expense	(620)	—	(1)	(621)
Gain due to change in value of equity-linked financial instruments	—	—	42	42
Gain (loss) on foreign exchange	(484)	—	1,628	1,144
Other expense	—	(80)	—	(80)

Income (loss) before taxes	6,916	(418)	(1,364)	5,134
Total assets	99,057	34,135	96,808	230,000
Capital expenditures	3,440	—	72	3,512

As of and for the nine months ended September 30,	Hycroft Mine	Exploration	Corporate and Other	Total

2010
Sales	$99,443	$—	$—	$99,443
Income (loss) from operations	52,200	(16,893)	(14,072)	21,235
Interest income	34	—	78	112
Interest expense	(282)	—	—	(282)
Gain on foreign exchange	—	—	3,020	3,020
Other income	—	269	2	271

Income (loss) before taxes	51,952	(16,624)	(10,972)	24,356
Total assets	157,632	34,191	360,249	552,072
Capital expenditures	26,743	186	228	27,157
2009
Sales	$27,015	$—	$—	$27,015
Income (loss) from operations	5,888	(912)	(8,658)	(3,682)
Interest income	30	—	7	37
Interest expense	(923)	—	(1)	(924)
Loss due to change in value of equity-linked financial instruments	—	—	(5,152)	(5,152)
Gain (loss) on foreign exchange	(1,018)		1,503	485
Other expense	—	(80)	—	(80)

Income (loss) before taxes	3,977	(992)	(12,301)	(9,316)
Total assets	99,057	34,135	96,808	230,000
Capital expenditures	4,770	—	81	4,851

18. Fair Value Measurements

The Company’s financial instruments, including cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. As of September 30, 2010 and for the nine months ended September 30, 2010, the Company did not have any assets or liabilities measured under a level 1 fair value hierarchy.

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. As of September 30, 2010 and for the nine months ended September 30, 2010, the Company did not have any assets or liabilities measured under a level 2 fair value hierarchy.

Level 3 – Pricing inputs include significant inputs that are generally less observable than objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the Company performs an analysis of all instruments subject to ASC 820 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs. As of September 30, 2010 and for the nine months ended September 30, 2010, the Company did not have any assets or liabilities measured under a level 3 fair value hierarchy. During the nine months ended September 30, 2009, the Company did have transactions measured under a level 3 fair value hierarchy.

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

	Three months ended September 30, 2009				Nine months ended September 30, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Equity-linked financial instruments (Note 19):
Balance, beginning of period	$—	$—	$3,526	$3,526	$—	$—	$4,332	$4,332
Non-cash (gain) loss due to change in value	—	—	(27)	(27)	—	—	5,167	5,167
Warrants exercised	—	—	(3,484)	(3,484)	—	—	(9,484)	(9,484)
Gain due to cancellation of warrants	—	—	(15)	(15)	—	—	(15)	(15)

Balance, end of period	$—	$—	$—	$—	$—	$—	$—	$—

[1]	As restated

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

19. Equity-Linked Financial Instruments

The Company adopted Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”) on January 1, 2009. ASC 815-40 provides that equity-linked financial instruments denominated in a currency other than the issuers’ functional currency are not considered indexed to an entity’s own stock and must be accounted for in accordance with ASC 815, “Derivatives and Hedging”. The Company issued 3,785,850 warrants to purchase the Company’s common stock for an exercise price of CDN $5.75 per share that are subject to the guidance in ASC 815-40, all of which were exercised by or expired on July 16, 2009. This guidance required recognition of the cumulative effect of a change in accounting principle to the opening balance of our accumulated deficit, additional paid in capital, and liability for equity-linked financial instruments on January 1, 2009, as indicated in the table below (in thousands):

	Balance January 1, 2009		Cumulative effect of change in accounting principle
	As reported	As computed under ASC 815-40
Liability for equity linked financial instruments	$—	$4,332	$4,332
Additional paid-in-capital	195,381	192,485	(2,896)
Accumulated deficit	(101,832)	(103,268)	(1,436)

A binomial pricing model was used to calculate the value of warrants classified as equity-linked financial instruments on January 1, 2009. The change in value of the equity-linked financial instruments for the three and nine month periods ended September 30, 2009 was approximately $0.1 million and $5.2 million, respectively. All warrants were exercised or forfeited by July 2009, and accordingly, there are no changes in value of equity-linked financial instruments for the three and nine month periods ended September 30, 2010.

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

The following management’s discussion and analysis of the consolidated operating results and financial condition of Allied Nevada Gold Corp. (“Allied Nevada”) for the three and nine month periods ended September 30, 2010 has been prepared based on information available to us as of November 4, 2010. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of the Company for the year ended December 31, 2009 and the related notes thereto filed with the Company’s annual report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Operations

Key operating statistics for the three and nine months ended September 30, 2010, compared with the same periods in 2009, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Ore mined (thousands of tonnes)	1,645	2,920	6,813	7,278
Waste mined (thousands of tonnes)	4,375	3,717	10,455	11,811

Total material mined (thousands of tonnes)	6,020	6,637	17,268	19,089

Ore grade - gold (g/t)	0.55	0.67	0.76	0.72
Ore grade - silver (g/t)	7.04	7.68	10.03	7.54

Ounces produced - gold	29,563	19,000	83,686	34,400
Ounces produced - silver	75,552	20,100	191,051	44,100

Ounces sold - gold	30,585	20,620	80,584	27,963
Ounces sold - silver	69,365	21,233	184,161	32,427

Average realized price - gold ($/oz)	$1,227	$955	$1,192	$950
Average realized price - silver ($/oz)	$19	$14	$18	$14

Average spot price - gold ($/oz)	$1,227	$960	$1,178	$915
Average spot price - silver ($/oz)	$19	$15	$18	$13

Cost of sales, net of byproduct credits[1] (thousands)	$12,712	$7,505	$32,683	$11,103
Cost of sales per ounce of gold sold[1]	$416	$364	$406	$397

Record metals sales were achieved in the third quarter with 30,585 ounces of gold and 69,365 ounces of silver sold at an average cost of sales of $416 per ounce of gold sold1. Year-to-date, 80,584 ounces of gold and 184,161 ounces of silver have been sold at an average cost of sales of $406 per ounce of gold sold1.

Hycroft mined 6.0 million tonnes of material, including 1.6 million tonnes of ore in the third quarter of 2010 at grades of 0.55 g/t Au and 7.04 g/t Ag. Hycroft produced 29,563 ounces of gold and 75,552 ounces of silver in the third quarter of 2010 compared with production of 19,000 ounces of gold and 20,100 ounces of silver in the same period in 2009. Year-to-date production for 2010 was 83,686 ounces of gold and 191,051 ounces of silver compared with production of 34,400 ounces of gold and 44,100 ounces of silver in the first nine months of 2009. The difference in ounces produced year-over-year is a result of the mine being fully operational in the first nine months of 2010 whereas it was in the commissioning stage in the same period of 2009. Year to date, the mine placed 165,405 contained ounces of gold and approximately 2.2 million contained ounces of silver on the pad (or 93,619 ounces of recoverable gold and 219,700 ounces of recoverable silver).The mine had no reportable environmental incidents in the third quarter of 2010 and has achieved the one year milestone without a lost time accident.

The 3.5 million square foot Brimstone leach pad expansion is nearing completion on schedule and on budget. The first crusher became operational in the third quarter and is currently working as planned. The first two 320-ton haul trucks in connection with the planned oxide expansion have arrived on site and are being assembled and a third truck is expected to be delivered shortly. It is expected that these trucks will be operational in the fourth quarter of 2010.

[1]	The terms “cost of sales per ounce of gold sold” and “cost of sales, net of byproduct credits” are non-GAAP financial measures. Please see the section on “Non-GAAP Measures” in this MD&A.

Exploration

Year-to-date, 307 holes have been drilled at Hycroft totaling 75,500 meters. Exploration activities in the first nine months were directed towards infilling the Brimstone Pit, Bay Area and Vortex Zone and resource step out drilling in the Central Pit and Vortex Zone. Significant intercepts continue to show good oxide mineralization at North Brimstone and along the east wall of the Central Pit. Vortex drilling results continue to demonstrate long intercepts of significant mineralization. Core holes drilled during the period were sampled to provide material for ongoing metallurgical testing. Year to date the mine has successfully fulfilled the goals of the exploration program and is on track to be completed on schedule by year end.

In August, the Company announced the successful results of its infill drill program in an interim resource update. After replacement of production deletion, proven and probable oxide gold reserves remain at 2.4 million ounces while silver oxide reserves increased 21% to 38.9 million ounces (174.0 million tons grading 0.014 opt Au and 0.22 opt Ag) from 32.2 million silver ounces as released in April 2010. Gold grades were consistent with the previously announced resource estimate across all categories while total silver measured and indicated grades improved 25% to average 0.45 opt compared with the previous resource estimate average of 0.36 opt. The strip ratio for the oxide proven and probable reserve decreased to 1.04:1 from 1.14:1.

Results of Operations

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Allied Nevada had net income during the three months ended September 30, 2010 of $3.1 million compared to $5.1 million during the same period in 2009. The decrease in net income of $2.0 million is largely due to an increase of $6.2 million in cost of sales, an increase of $5.9 million in exploration and land holding costs, an increase of $3.8 million in stripping costs, an increase in corporate general and administrative costs of $2.8 million, an increase of $1.0 million in depreciation and amortization expenses, and an increase of $1.5 million in income tax expense compared to the same period of 2009, which was offset by an increase of $18.9 million in revenue from the sale of gold and silver compared to the same period in 2009.

Revenue

Revenue increased $18.9 million to $38.9 million compared to $20.0 million in the same period of 2009. The increase was primarily attributable to a 9,965 ounce increase in gold sales to 30,585 ounces compared to 20,620 ounces in the same period of 2009, and a $272 increase in the average realized price for gold to $1,227 per ounce compared to $955 per ounce in the same period of 2009.

Cost of sales

Cost of sales consists of mining and process costs, together with normal stripping costs that are variable costs of production. Cost of sales increased $6.2 million to $14.0 million compared to $7.8 million in the same period of 2009. The increase was primarily attributable to the 9,965 ounce increase in gold sales and an $81 per ounce increase in the average cost of sales per ounce sold to $459 compared to $378 in the same period of 2009.

Stripping costs

Stripping costs represent costs incurred in excess of those considered to be normal and are expensed as incurred. For the three months ended September 30, 2010 and 2009, stripping costs totaled $5.0 million and $1.2 million, respectively. The increase in stripping costs is primarily due to a higher ratio of waste tonnes to ore tonnes for the three months ended September 30, 2010 compared to the same period of 2009.

Depreciation and amortization

During the three months ended September 30, 2010, depreciation and amortization expense was $2.2 million compared to $1.2 million in the same period of 2009. The increase was primarily due to an increase in plant and equipment in operation and an increase in the number of ounces of gold sold in the 2010 period compared to the same period of 2009. For the three months ended September 30, 2010, there was a $13.6 million increase in leach pads being depreciated on a units of production method and a $5.1 million increase in mine equipment being depreciated using the straight-line method over the useful life compared to the same period of 2009.

Exploration and land holding costs

Exploration and land holding costs increased to $8.1 million during the three months ended September 30, 2010, compared to $2.1 million during the same period in 2009. The increase is primarily due to 2010 activity related to Hycroft exploration drilling programs. For the three months ended September 30, 2010, the Hycroft drilling programs consisted of approximately 164 drill holes and 37,200 meters drilled compared to approximately 29 drill holes and 7,700 meters drilled for the same period in 2009.

Accretion

Allied Nevada recorded accretion expenses of $0.1 million during the three months ended September 30, 2010 which was comparable to the amount recorded in the same period of 2009. Accretion expense in the three months ended September 30, 2010 was based upon a risk-free credit adjusted rate of 6.8%.

Corporate general and administrative costs

Corporate general and administrative costs increased to $5.7 million during the three months ended September 30, 2010, compared to $2.9 million for the same period in 2009. The increase was largely due to higher aggregate compensation and benefit costs for employees associated with increased staffing levels at the corporate office, increased stock-based compensation costs for employees and directors, and increased consulting fees for engineering and metallurgical services.

Interest income

Allied Nevada earned a minimal amount in interest income from both our liquid savings and restricted cash accounts during the three months ended September 30, 2010 and 2009 due to low interest rate environments in both periods.

Interest expense

Allied Nevada incurred $0.1 million of interest expense during the three months ended September 30, 2010 compared to $0.6 million during the same period in 2009. The decrease is primarily attributable to a repayment of the Ionic loan in September 2009. Interest expense in the three months ended September 30, 2010 was primarily attributable to capital lease obligations.

Gain due to change in value of equity-linked financial instruments

There was no change in value of equity-linked financial instruments during the three months ended September 30, 2010, compared to a $42,000 non-cash gain due to a change in fair value of warrants in the same period of 2009. The gain due to change in value of equity-linked financial instruments in the 2009 period was primarily attributable to the exercise or forfeiture of all warrants in 2009.

Net foreign exchange gain

For the three months ended September 30, 2010, the Company recognized a foreign exchange gain of $0.8 million compared to $1.1 million for the same period in 2009. The difference between the 2010 and 2009 periods is attributable to the following factors. During the three months ended September 30, 2010 the Company recognized a foreign exchange gain of $0.8 million on converting the remaining net proceeds from the June 2010 offering from Canadian to U.S dollars. During the three months ended September 30, 2009 the Company recognized a foreign exchange gain of $1.1 million consisting of a $1.3 million foreign exchange gain on converting nearly all of the net proceeds from an August 2009 offering from Canadian to U.S. dollars, a foreign exchange gain of $0.4 million based upon the change in exchange rates between the Canadian and U.S. dollar and the Company’s average net Canadian dollar asset position, and a loss of $0.5 million on the repayment of the Ionic term loan, which was denominated in Canadian dollars.

Income tax expense

For the three months ended September 30, 2010, income tax expense totaled $1.5 million compared to no income tax expense in the same period of 2009. In the 2010 period, $1.3 million of tax expense represents a non-cash charge relating to a reduction of deferred tax assets for Allied Nevada’s net operating loss carryforwards and $0.2 million of tax expense represents an increase in Allied Nevada’s valuation allowance for Alternative Minimum Tax. There was no income tax expense in 2009 period, due to a decrease in Allied Nevada’s valuation allowance to offset a tax provision associated with its income before income taxes.

Net income

For the reasons described above, we reported net income of $3.1 million for the three months ended September 30, 2010 compared to $5.1 million for the same period of 2009.

Nine months Ended September 30, 2010 Compared with Nine months Ended September 30, 2009

Allied Nevada had net income during the nine months ended September 30, 2010 of $27.5 million compared to a net loss of $9.3 million during the same period in 2009. The increase in net income of $36.8 million is largely due to an increase of $72.4 million in revenue from the sale of gold and silver, a decrease in the loss due to change in value of equity-linked financial instruments of $5.2 million, an income tax benefit of $3.1 million, and an increase in foreign exchange gains of $2.5 million. The above increases were partially offset by an increase of $24.5 million in cost of sales, an increase of $13.5 million in exploration and land holding costs, an increase in corporate general and administrative costs of $5.7 million, and an increase of $3.2 million in depreciation and amortization expenses compared to the same period of 2009.

Revenue

Revenue increased $72.4 million to $99.4 million compared to $27.0 million in the same period of 2009. The increase was primarily attributable to a 52,621 ounce increase in gold sales to 80,584 ounces compared to 27,963 ounces in the same period of 2009, and a $242 increase in the average realized price for gold to $1,192 per ounce compared to $950 per ounce in the same period of 2009.

Cost of sales

Cost of sales consists of mining and process costs, together with normal stripping costs that are variable costs of production. Cost of sales increased $24.6 million to $36.0 million compared to $11.6 million in the same period of 2009. The increase was primarily attributable to the 52,621 ounce increase in gold sales and by a $34 per ounce increase in the average cost of sales per ounce sold to $447 compared to $413 in the same period of 2009.

Stripping costs

Stripping costs represent costs incurred in excess of those considered to be normal and are expensed as incurred. For the nine months ended September 30, 2010 and 2009, stripping costs totaled $5.7 million and $5.1 million, respectively. Although the ratio of waste tonnes to ore tonnes for the nine months ended September 30, 2010 is lower than the same period of 2009, a significant portion of the 2010 waste tonnes were mined in the third quarter resulting in approximately $5.0 million of stripping costs being expensed.

Depreciation and amortization

During the nine months ended September 30, 2010, depreciation and amortization expense was $5.2 million compared to $2.0 million in the same period of 2009. The increase was primarily due to an increase in plant and equipment in operation and an increase in the number of ounces of gold sold in the 2010 period compared to the same period of 2009. For the nine months ended September 30, 2010, there was a $13.6 million increase in leach pads being depreciated on a units of production method and a $5.1 million increase in mine equipment being depreciated using the straight-line method over the useful life compared to the same period of 2009.

Exploration and land holding costs

Exploration and land holding costs increased to $16.9 million during the nine months ended September 30, 2010, compared to $3.4 million during the same period in 2009. The increase is primarily due to 2010 activity related to Hycroft exploration drilling programs compared to the same period of 2009. For the nine months ended September 30, 2010, the Hycroft drilling programs consisted of approximately 324 drill holes and 80,506 meters drilled compared to approximately 29 drill holes and 7,700 meters drilled for the same period in 2009.

Accretion

Allied Nevada recorded accretion expenses of $0.3 million during the nine months ended September 30, 2010 which was comparable to the amount recorded in the same period of 2009. Accretion expense in the nine months ended September 30, 2010 was based upon a risk-free credit adjusted rate of 6.8%.

Corporate general and administrative costs

Corporate general and administrative costs increased to $14.0 million during the nine months ended September 30, 2010, compared to $8.3 million for the same period in 2009. The increase was largely due to higher aggregate compensation and benefit costs for employees associated with increased staffing levels at the corporate office, increased stock-based compensation costs for employees and directors, and increased consulting fees for engineering and metallurgical services.

Interest income

Allied Nevada earned a minimal amount in interest income from both our liquid savings and restricted cash accounts during the nine months ended September 30, 2010 and 2009 due to low interest rate environments in both periods.

Interest expense

Allied Nevada incurred $0.3 million of interest expense during the nine months ended September 30, 2010 compared to $0.9 million during the same period in 2009. The decrease is primarily attributable to a repayment of the Ionic loan in September 2009. Interest expense during the nine months ended September 30, 2010 was primarily attributable to capital lease obligations.

Loss due to change in value of equity-linked financial instruments

There was no change in value of equity-linked financial instruments during the nine months ended September 30, 2010, compared to a $5.2 million non-cash loss due to a change in fair value of warrants in the same period of 2009. The loss due to change in value of equity-linked financial instruments in the prior 2009 period was attributable to the exercise or forfeiture of all warrants prior to July 2009.

Net foreign exchange gain

For the nine months ended September 30, 2010, the Company recognized a foreign exchange gain of $3.0 million compared to $0.5 million for the same period of 2009. The difference between the 2010 and 2009 periods is attributable to the following factors. During the nine months ended September 30, 2010 the Company recognized a foreign exchange gain of $3.0 million consisting of a $2.9 million foreign exchange gain on converting nearly all of the net proceeds from the June 2010 offering from Canadian to U.S dollars and a foreign exchange gain of $0.1 million based upon the change in exchange rates between the Canadian and U.S. dollar and the Company’s average net Canadian dollar asset position. During the nine months ended September 30, 2009 the Company recognized a foreign exchange gain of $0.5 consisting of a $1.2 million foreign exchange gain on converting nearly all of the net proceeds from an August 2009 offering from Canadian to U.S. dollars, a foreign exchange gain of $0.3 million based upon the change in exchange rates between the Canadian and U.S. dollar and the Company’s average net Canadian dollar asset position, and a loss of $1.0 million on the repayment of the Ionic term loan, which was denominated in Canadian dollars.

Other income (expense)

Other income was $0.3 million for the nine months ended September 30, 2010 due to recognition of income from advance minimum royalties that were recognized after exploration rights were returned to the Company by joint venture partners, which were previously recorded as deferred royalty income. Other expense was $0.1 million in the same period of 2009.

Income tax benefit

For the nine months ended September 30, 2010, the Company recorded an estimated tax benefit of $3.1 million, which included a provision for income taxes of approximately $8.4 million, which was offset by a reduction to the Company’s valuation allowance of approximately $11.5 million. The reduction in the valuation allowance was based upon revised estimates of future taxable income resulting from the April 2010 reserve update. There was no income tax expense in the 2009 period due to an increase in Allied Nevada’s valuation allowance to offset a tax benefit associated with its loss before income taxes.

Net income (loss)

For the reasons described above, we reported net income of $27.5 million for the nine months ended September 30, 2010 compared to a net loss of $9.3 million in the same period of 2009.

Financial Position, Liquidity and Capital Resources

Cash provided by (used in) operating activities

Cash provided by operating activities was $23.9 million for the nine months ended September 30, 2010, compared to $20.9 million of cash used in operating activities during the same period in 2009. The net increase of $44.8 million of cash provided by operating activities was primarily attributable to the following:

•

During the nine months ended September 30, 2010, the Company had $27.5 million in net income compared to a $9.3 million loss in the same period of 2009. This amounted to a net increase in cash provided by operating activities of $36.8 million for reasons described in Results of Operations above.

•

In the nine months ended September 30, 2010, the change in ore on leach pads resulted in an $8.9 million use of cash for the nine months ended September 30, 2010 compared to $23.6 million in the same period of 2009, resulting in a decrease in cash used in operating activities of $14.7 million.

•

The Company recognized $5.2 million in depreciation and amortization expense during the nine months ended September 30, 2010 compared to $2.0 million in the same period of 2009, which amounted to a $3.2 million increase in cash provided by operating activities.

•

In the first nine months of 2009, the Company recognized a $5.2 million non-cash loss attributable to the change in fair value of equity-linked financial instruments (see Note 19 to the Company’s Condensed Consolidated Financial Statements) resulting in a source of cash during the 2009 period compared to no gain or loss in the same period of 2010, resulting in a $5.2 million increase in cash used in operating activities.

•	In the first nine months of 2010, the Company recorded a $4.0 million increase to deferred tax assets compared to no change to deferred tax assets in the same period of 2009.

•

The change in prepaids and other resulted in a $3.3 million use of cash for the nine months ended September 30, 2010 compared to $1.8 million in the same period of 2009, resulting in a $1.5 million increase in cash used in operating activities.

•

The change in accrued liabilities and other resulted in a $5.8 million source of cash during the nine months ended September 30, 2010 compared to a $2.8 million source of cash in the same period of 2009. This resulted in a $3.0 million increase in cash provided by operating activities.

Cash used in investing activities

Cash used in investing activities was $28.0 million during the nine months ended September 30, 2010 compared to $6.0 million during the same period in 2009. The net increase of $22.0 million of cash used in investing activities is largely due to the following:

•

In the nine months ended September 30, 2010, additions to plant and equipment totaled $21.6 million compared to $4.3 million of equipment purchases during the same period in 2009 resulting in an increase in cash used in investing activities of $17.3 million. In the nine months ended September 30, 2010 the Company had cash purchases of $9.2 million for mobile mine equipment, $8.9 million for leach pads, $1.2 million for a power generator, and $2.3 million of other plant and equipment additions.

•

In the nine months ended September 30, 2010, we incurred $5.6 million in mine development costs consisting primarily of ore development drilling and related assaying costs attributable to proven and probable reserves at the Hycroft mine compared to $0.6 million of such costs incurred during the same period of 2009, which resulted in an increase in cash used in investing activities of $5.0 million.

Cash provided by financing activities

Cash provided by financing activities was $260.3 million for the nine months ended September 30, 2010 compared to $108.8 million during the same period in 2009. The net increase of $151.6 million of cash provided by financing activities is the result of the following factors:

•

In June 2010, Allied Nevada issued 13,500,000 shares of its common stock in a public offering. Pursuant thereto, we received gross proceeds of approximately $272.2 million. We incurred approximately $17.9 million of costs in connection with the offering, resulting in net proceeds of $254.3 million for the nine months ended September 30, 2010 compared to net proceeds of $86.4 million from an August 2009 offering.

•

During the nine months ended September 30, 2010, the Company received $7.0 million in proceeds from the exercise of options compared to $24.3 million in proceeds from the exercise of warrants and options during the same period of 2009.

•	In the nine months ended September 30, 2010, Allied Nevada did not borrow any funds using debt financing compared to borrowing $6.3 million from Ionic in the same period of 2009.

•	In the nine months ended September 30, 2010, the Company did not repay any funds borrowed using debt financing compared to repaying $7.4 million in the same period of 2009.

Liquidity and capital resources

Based upon our current operational assumptions and mine plans, we believe our cash on hand and anticipated operating cash flow from the Hycroft Mine will be adequate to meet our liquidity needs and fund the planned capital expenditures for the next year.

We estimate our capital expenditures in 2010 will total approximately $51 million largely related to the Brimstone leach pad expansion, acquisition of additional mining vehicles for the oxide accelerated mining program, exploration spending at Hycroft, and other targeted surface exploration and drilling on certain advanced and exploration properties where the Company believes encouraging exploration opportunities exist.

At September 30, 2010, our total assets were $552.1 million compared to $252.4 million at December 31, 2009. The increase in total assets is primarily attributable to $254.3 million raised in the June 2010 public offering and $7.0 million of proceeds from the exercise of stock options.

At September 30, 2010, working capital was $394.5 million compared to working capital of $125.1 million at December 31, 2009. The increase in working capital is primarily attributable to the $254.3 million raised in the June 2010 public offering and $7.0 million received from the exercise of options.

At September 30, 2010, we had cash and cash equivalents totaling $347.8 million. All cash equivalents were invested in high quality short-term money market instruments, including government securities, bankers’ acceptances, bank notes, certificates of deposit, commercial paper and repurchase agreements of domestic and foreign issuers. At September 30, 2010, we had no funds invested in asset-backed commercial paper.

Off-balance sheet arrangements

Allied Nevada has no off-balance sheet arrangements.

Outlook

The Hycroft mine is implementing the previously announced oxide accelerated mining rate. The accelerated rate is expected to begin to impact operations in 2011. In 2010, we expect to mine approximately 25.6 million tonnes of material, including approximately 9.2 million tonnes of ore at an average grade of 0.65 g/t gold and 9.7 g/t silver. Based on this operating plan, gold sales are expected to exceed previously announced guidance of 100,000 ounces. Cost of sales per ounce of gold sold1 is expected to be between $400-$450 in 2010.

Projected cost of sales per ounce of gold sold1 for 2010 was determined assuming a fuel price of $90/barrel and takes into account revenue from silver production as a byproduct credit based on a 2:1 production ratio of silver to gold and a $15/ounce silver price. Projected costs for 2010 are expected to be higher than 2009 actual costs due to a planned waste stripping campaign and anticipated lower grades mined in the latter half of the year, higher budgeted fuel prices compared with actual prices paid in 2009 (representing an increase of approximately $20/ounce) and increased cyanide consumption compared with actual consumption in 2009 (representing an increase of approximately $19/ounce) and the effect of Net Proceeds Tax which we are required to pay in 2010, but did not incur in 2009 as the mine was in a loss position. Based on current life of mine plans, a $10 per barrel movement in the price of West Texas Intermediate (type of crude oil used as a benchmark in oil pricing) will impact the annual operating costs for fuel and lubricants at the Hycroft mine by approximately $1 million (or $10 per ounce).

Capital and mine development expenditures at Hycroft are expected to be $51 million for 2010. Major capital items include the Brimstone leach pad expansion, mobile crushing unit, larger capacity mining equipment in connection with the oxide accelerated mining plan and exploration. At Hycroft, construction of the Brimstone leach pad expansion is progressing well. This phase is expected to increase the available leach pad space by a further 3.5 million square feet and is expected to be completed by the end of 2010. The initial crushing unit is now fully operational and is currently crushing overliner for the newly constructed areas of the leach pad expansion. The first two 320-haul trucks have arrived on site and are being introduced into the mining fleet. A third haul truck is expected to arrive on site shortly and be operational in the fourth quarter.

A 100,000 meter exploration program at Hycroft has been designed for 2010, of which 67,300 meters of drilling has been completed to the end of the third quarter. The focus of the 2010 drill program is:

•	expanding oxide and sulfide resources;

•	converting oxide resources to the reserve categories and inferred sulfide resources to the measured and indicated categories;

•	aligning the silver resource with the gold resource where no historical drilling and assay data exists;

•	attaining further samples for ongoing metallurgical work; and

•	testing the extent of high-grade silver anomalies encountered at the end of the 2009 drill season.

Exploration spending at Hycroft is expected to be approximately $20 million in 2010. In addition, the Company intends to conduct targeted surface exploration and drilling on certain of its advanced and exploration properties where the Company believes encouraging exploration opportunities exist.

Metallurgical test work on oxide mineralization continues to assess the benefit of milling oxide material to improve gold and, more importantly, silver recoveries.

The Company continues to review near and long-term opportunities for Hycroft including options for improving gold and silver recoveries for current oxide mining and the long term development potential of the large sulfide mineralization at Hycroft. The Company has released a scoping study which envisions achieving both of these goals with the introduction of a milling scenario to process a portion of the oxide mineralization and the sulfide mineralization. The initial positive outcome of the study is encouraging, however, management believes that optimization of the flow sheet and ongoing metallurgical testing may continue to improve the final design and output. We have begun preparing a feasibility study to determine the economic viability of mining this sulfide mineralization. It is currently expected that this study will be completed by mid-2011.

[1]	The terms “cost of sales per ounce of gold sold” is a non-GAAP financial measure. Please see the section on “Non-GAAP Measures” in this MD&A.

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

The calculations of these non-GAAP measures are presented in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Cost of sales (thousands)	$14,046	$7,804	$36,048	$11,552
Less: Silver revenues (thousands)	$(1,334)	$(299)	$(3,365)	$(449)

Cost of sales, net of byproduct credits (thousands)	$12,712	$7,505	$32,683	$11,103
Gold ounces sold	30,585	20,620	80,584	27,963
Cost of sales per ounce of gold sold	$416	$364	$406	$397

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

•	the economic potential of the sulfide mineralization at the Hycroft property;

•	the anticipated results of exploration drilling programs at our properties;

•	future gold and silver prices;

•	our production estimates;

•	our expectations regarding gold recovery;

•	our estimated future sales and cost of sales;

•	the availability of outside contractors;

•	our anticipated cash flows and cash operating costs; and

•	the availability of additional capital.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “target”, “budget”, “may”, “schedule” and similar words or expressions identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	risks related to the heap leaching process at the Hycroft Mine, including but not limited to gold recovery rates, gold extraction rates, and the grades of ore placed on our leach pads;

•	uncertainties concerning estimates of mineral reserves, mineral resources and grading;

•	our limited operating history;

•	cost of compliance with current and future government regulations;

•	uncertainties relating to obtaining or retaining approvals and permits from governmental regulatory authorities;

•	our ability to achieve production and operating cost estimates;

•	the commercial success of our exploration and development activities; fluctuations in the price of gold;

•	increases in cost and timing of new projects;

•	our current intention not to use forward sale arrangements;

•	the inherently hazardous nature of mining activities;

•	our ability to raise additional capital on favorable terms or at all;

•	intense competition within the mining industry;

•	potential effects on our operations of U.S. federal and state environmental regulation;

•	the impact of changes to U.S. federal legislation on the mining industry;

•	the state of the global economy, including the adverse developments in the credit market impacting the cost and availability of financing;

•	costs of complying with pending legislation in response to climate change;

•	availability of equipment or supplies;

•	our ability to attract and retain personnel;

•	our ability to manage our growth;

•	potential challenges to title in our mineral properties;

•	risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval; and

•	risks related to some of our directors’ involvement with other natural resources companies.

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

The principal executive officer and principal financial officer have evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Allied Nevada’s internal control over financial reporting during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.

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

Carl and Janet Pescio own approximately 6.0% of our issued and outstanding shares of common stock. In addition to being a major stockholder, Mr. Pescio is a director of Allied Nevada. Because of the Pescios’ major shareholding and Mr. Pescio’s position on our board of directors, the Pescios could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us or entrenching our management or the board of directors, which could conflict with the interests of our other stockholders and, consequently, could adversely affect the market price of our common stock.

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

Future sales of substantial amounts of our common stock or equity-related securities in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. As of November 3, 2010, 88,940,656 shares of our common stock were outstanding. We cannot predict the effect, if any, that future sales of our common stock, or the perception that such sales could occur, will have on the trading price of our common stock.

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

ALLIED NEVADA GOLD CORP. (Registrant)

Date: November 4, 2010	By:	/S/ SCOTT A. CALDWELL
Scott A. Caldwell President and Chief Executive Officer

Date: November 4, 2010	By:	/S/ HAL D. KIRBY
Hal D. Kirby Executive Vice President and Chief Financial Officer