Form 10-K/A
period 2010-12-31
Allied Nevada Gold Corp.
filed 2011-04-29
CIK 1376610

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

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

Number of shares outstanding of the registrant’s Common Stock as of April 27, 2011: 89,076,376

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 to our annual report on Form 10-K of Allied Nevada Gold Corp. (“Allied Nevada”, “we”, “our”, “us”, or the “Company”) for the year ended December 31, 2010, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2011 is being filed solely to include responses to the items required by Part III.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth each director’s name and age, principal occupation, business or employment, the reasons for the person’s selection as a director of our Company and the term of his directorship.

Name, Age	Principal Occupation, Business or Employment and Reasons for Selection as a Director	Director of Allied Nevada Since
Robert M. Buchan Age: 63	Businessman; Chief Executive Officer of Kinross Gold Corporation from January 1993 to April 2005; Chairman of BC Metals from May 2001 to October 2006; Director of Rockwater Capital from June 2004 to March 2007; Chairman of Kantanga Mining Limited from 2005 to 2007; Chairman of the Board of Allied Nevada from June 2007 to present (Chairman from April 2007 to June 2007); Chairman of Extract Resources from January 2008 to December 2009; Director of Quest Capital Corp. from April 2005 to December 2008 (Executive Chairman from April 2005 to January 2007); Director of Polyus Gold from June 2008 to May 2009; Chairman, President and Chief Executive Officer of Elgin Mining (formerly Phoenix Coal) from June 2009 to April of 2010 and Chairman and Chief Executive Officer from May 2010 to present; Director of Forsys Metals Corp. from November 2009 to May 2010; Director of Claude Resources Inc. from October 2009 to December 2010; Director of Angus Mining (Namibia) Inc. from June 2010 to present (Chairman from September 2010 to present); and Director of Foxpoint Capital Corp from April 2010 to present. Through his experience as the Chief Executive Officer of Kinross Gold Corporation, as well as senior executive and Board positions at other public companies in the resource industry, Mr. Buchan brings to the Board leadership experience, industry knowledge, operations experience, risk management experience, financial/accounting experience, government/regulatory experience, strategic planning experience, talent management experience, international experience, public company board experience and a wealth of contacts in North American capital markets.	March 1, 2007

Scott A. Caldwell Age: 54

President and Chief Executive Officer of Allied Nevada from September 2006 to present (Chief Financial Officer of Allied Nevada from September 2006 to April 2007), consultant to Vista Gold Corp. (“Vista”); formerly with Kinross Gold Corporation as Executive Vice President and Chief Operating Officer from March 2003 to August 2006.

Director of Kinross Gold Corporation from 2003 to 2006. Mr. Caldwell brings to the Board leadership experience, industry knowledge, operations experience, legal experience, risk management experience, financial/accounting experience, government/regulatory experience, strategic planning experience,

September 22, 2006

Name, Age	Principal Occupation, Business or Employment and Reasons for Selection as a Director	Director of Allied Nevada Since
talent management experience, international experience, and public company board service through his various executive and Board positions, including Executive Vice President and Chief Operating Officer of Kinross Gold Corporation and senior executive and Board positions at Echo Bay Mines Ltd.
John W. Ivany(1)(2)(3)(5) Age: 66

Retired executive; Advisor to Canaccord Genuity Corp. from February 2007 to present; Executive Vice President of Kinross Gold Corporation from June 1995 to May 2006. Director of Viceroy Exploration Ltd. From June 2006 until November 2006; Director of B2 Gold Corp. from November 2007 to present; Director of Breakwater Resources Ltd. from June 2007 to present; Director of Eurogas International Ltd. from August 2008 to present; and Director of Aura Minerals Inc. from September 2009 to present.

Through Mr. Ivany’s experience as a senior executive and Board member of public companies in the resource industry, as well as his experience in the financial services industry, Mr. Ivany brings to the Board leadership experience, industry knowledge, legal experience, risk management experience, financial/accounting experience, government/regulatory experience, strategic planning experience, talent management experience, international experience and public company board experience.

June 27, 2007

Cameron A. Mingay(2)(5) Age: 59

Lawyer; Partner, Cassels Brock & Blackwell LLP from July 1999 to present.

Director of Silver Bear Resources Inc. from March 2007 to present; Director of European Goldfields from May 2008 to January 2010; Director of Angus Mining (Namibia) Ltd. from June 2010 to present.

As outside Canadian counsel to the Company and a number of other public and private companies in the resource industry, and through his position as a member of the Board of a number of companies, Mr. Mingay provides industry knowledge, legal experience, risk management experience, government/regulatory experience, and public company board experience.

March 22, 2007

Terry M. Palmer(4) Age: 66	Accountant; Principal, Marrs, Sevier & Company LLC from January 2003 to present; Ernst & Young as a Partner and Certified Public Accountant from September 1979 to October 2002. Director of Golden Minerals Company (successor to Apex Silver Mines Limited) from October 2004 to present; Director of Energy West Incorporated from November 2002 to November 2006. Mr. Palmer’s experience as a CPA, as well as his experience as the Chairman of the Audit Committee of several public companies, allows Mr. Palmer to bring to the Board industry knowledge, financial/accounting experience, strategic planning experience, talent management experience, public company board experience, and international experience.	September 22, 2006

Carl Pescio(5) Age: 59

Self-employed mining prospector since 1991. Director of Angus Mining (Namibia) Inc. from September 2010 to present; Director of Tornado Gold International from April 2004 to November 2008.

Mr. Pescio, through his extensive experience as an independent mining prospector and his service as a director of other resource companies, brings to the Board industry experience, public company board experience, and government/regulatory experience.

March 1, 2007

Name, Age	Principal Occupation, Business or Employment and Reasons for Selection as a Director	Director of Allied Nevada Since
D. Bruce Sinclair(1)(4) Age: 59

Retired executive; Chief Executive Officer and director of WaveRider Communications Inc. from June 1998 to June 2005 (director until March 2006).

Director of Virsare Inc. from January 2006 to March 2010; Director of Wave Wireless Corp. from March 2006 to June 2006; Director of Harris Steel Group from July 2006 and March 2007. Through his experience as a senior executive and Board member of public companies, Mr. Sinclair brings to the Board leadership experience, operations experience, risk management experience, financial/accounting experience, strategic planning experience, talent management experience, international experience, and public company board service.

June 27, 2007

Robert G. Wardell(1)(2)(3)(4) Age: 66

Accountant; Chairman of the Board of Nuinsco Resources Limited from March 2009 to present; Vice President, Finance and Chief Financial Officer of Victory Nickel Inc. from February 2007 to January 2009; self-employed accounting and finance consultant from June 2006 to February 2007; Senior Partner, Deloitte & Touche LLP, from 1986 to May 2006.

Director of Katanga Mining Limited from July 2006 to present; Director of Elgin Mining Inc. (formerly Phoenix Coal, Inc.) from June 2008 to present; Director of Nuinsco Resources Limited from March 2009 to present; Director of Centric Health Corp. from June 2009 to present.

Through his experience as a Chartered Accountant, as well as his experience as a senior executive and Chief Financial Officer at Victory Nickel Inc., Mr. Wardell brings to the Board leadership experience, industry knowledge, financial/accounting experience, strategic planning experience, talent management experience, public company board experience, and international experience.

June 27, 2007

(1)	Denotes member of Compensation Committee. Mr. Sinclair is the Chair of the Compensation Committee.
(2)	Denotes member of Corporate Governance Committee. Mr. Mingay is the Chair of the Corporate Governance Committee.
(3)	Denotes member of the Nominating Committee. Mr. Ivany is the Chair of the Nominating Committee
(4)	Denotes member of Audit Committee. Mr. Palmer is the Chair of the Audit Committee.
(5)	Denotes member of Health, Safety and Environmental Committee. Mr. Pescio is the Chair of the Health, Safety and Environmental Committee.

There are no family relationships among any of the above directors or executive officers of Allied Nevada. The following directors of Allied Nevada are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act): Robert Buchan is Chairman of Extract Resources Limited and of Phoenix Coal. Terry M. Palmer is a director of Apex Silver Mines Limited. John Ivany is a director of Breakwater Resources Ltd., Eurogas International Ltd., and of B2Gold. Cameron Mingay is a director of Silver Bear Resources Inc., BlackRock Metals, and of European Goldfields. Robert G. Wardell is a director of Phoenix Coal and Katanga Mining Limited.

None of the above directors have entered into any arrangement or understanding with any other person pursuant to which they were, or are to be, elected as a director of Allied Nevada or a nominee of any other person. The following table provides information regarding our current executive officers. Each officer is appointed to serve until his successor is chosen and qualifies.

Name, Age	Principal Occupation, Business or Employment(1)

Scott A. Caldwell Age: 54	President and Chief Executive Officer of Allied Nevada from September 2006 to present (Chief Financial Officer of Allied Nevada from September 2006 to April 2007), consultant to Vista Gold Corp. (“Vista”); formerly with Kinross Gold Corporation as Executive Vice President and Chief Operating Officer from March 2003 to August 2006.

Hal D. Kirby Age: 43	Executive Vice President and Chief Financial Officer of Allied Nevada from April 2007 to present; financial and accounting consultant to Allied Nevada from January 2007 to April 2007; not employed from August 2006 to January 2007; formerly with Kinross Gold Corporation as Vice President and Controller from June 2005 to August 2006.

Warren Woods Age: 53	Vice President and Hycroft General Manager at Allied Nevada from January 2008 to present; General Manager – Nome Operations at Nova Gold Resources (Alaska Gold) from September 2005 to January 2008.

David C. Flint Age: 54	Vice President of Exploration of Allied Nevada from August 2007 to present; General Manager of Kennecott Utah Copper from July 2005 to July 2007.

Steven Gill Age: 51	Vice President and Controller of Allied Nevada from January 2008 to present; Director of Financial Reporting at Meridian Gold Company from March 2007 to December 2007; Assistant Corporate Controller of United Components from March 2006 to February 2007; Consultant with Protiviti and Relevante from October 2004 to March 2006. In April 2010, the Company appointed Steven Gill an officer of the Company.

Scott Anderson Age: 52	Vice President, Technical Services of Allied Nevada from October 2009 to present. Mining Consultant based in Moscow, Russia from April 2007 to October 2009; and Manager of Mining for Barrick Russia at Barrick Gold Corporation from February 2005 to March 2007.

Theresa “Tracey” Thom Age: 37	Vice President, Investor Relations of Allied Nevada from April 2009 to present; Vice President, Investor Relations of Andina Minerals from November 2007 to April 2009; Director of Investor Relations and Corporate Communications of Kinross Gold Corp. from May 2003 to November 2007. In April 2010, the Company appointed Tracey Thom an officer of the Company.

David Hill Age: 56	Vice President, Metallurgy of Allied Nevada Gold from November 2009 to present; Superintendent of Strategic Planning of Barrick Goldstrike from November 2002 to October 2009.

Deborah Lassiter Age: 47	Vice President, Environmental Affairs of Allied Nevada from November 2010 to present; Director, Environmental Affairs of Allied Nevada from August 2009 to November 2010; Project Manager of JBR Environmental from September 2007 to August 2009; Twin Creeks Environmental Manager of Newmont Mining Corp. from May 2004 to September 2007.

Michael Moran Age: 68	Vice President, Project Development of Allied Nevada from February 2011 to present; Director of Projects of Starfield Resources Inc. from May 2007 to January 2011; Project Director of Magnesium International Limited from August 2005 to May 2007.

None of the above executive officers have entered into any arrangement or understanding with any other person pursuant to which they were, or are to be, elected as an executive officer of Allied Nevada.

Involvement in Certain Legal Proceedings

Mr. Ivany was the subject of enforcement proceedings by the Alberta Securities Commission (In Re Cartaway Resources Corp.). In its order dated February 22, 2001, the Alberta Securities Commission found that Mr. Ivany, as Chief Executive Officer of Cartaway, had allowed the issuance of a press release that contained a material factual error in violation of the securities laws of the province of Alberta. As a result, Mr. Ivany was prohibited from acting as a director or officer of any “junior issuer” (as defined in National Instrument 41-501) for a period of five years and ordered to pay costs in the amount of CDN$20,000.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers, directors, and persons who beneficially own more than ten percent of a registered class of equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of these reports.

Based solely on a review of the reports received by the SEC, furnished to the Company, or written representations from reporting persons that all reportable transactions were reported, the Company believes that, during the fiscal year ended December 31, 2010, the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a), except that two reports, covering a total of four transactions were filed late. Messrs. Flint and Caldwell each filed one late report, with each report consisting of two transactions relating to an exempt option exercise and related sale.

CORPORATE GOVERNANCE

Code of Ethics

The Company has adopted a Code of Ethics that applies to all directors, officers and employees of the Company, including our CEO, CFO, principal accounting officer and persons performing similar functions. The Code of Ethics reaffirms the Company’s high standards of business conduct. The Code of Ethics is part of the Company’s continuing effort to ensure that it complies with all applicable laws, has an effective program to prevent and detect violations of law, and conducts its business with fairness, honesty and integrity. In the unlikely event of a waiver, any such waivers of this code for directors or officers will be approved by the Audit Committee and such waiver will be promptly disclosed to stockholders as required by law. The Code Ethics is located on the Company’s internet website at http://www.alliednevada.com. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this report.

Board of Directors; Mandate of the Board of Directors

The Board of Directors met nine times during the fiscal year ended December 31, 2010, and took certain other actions by unanimous consent. All directors attended at least 75% of the meetings of the Board of Directors and of the committees of which they were members. It is our policy to encourage all directors to attend the Annual Meeting of Stockholders, and all of our directors attended our 2010 Annual Meeting of Stockholders in person. The Board of Directors shall meet at least quarterly to review the business operations, corporate governance, environmental and health and safety compliance and financial results of the Company. Meetings of the Board of Directors shall also include regular meetings of the independent members of the Board of Directors without management being present.

Our Board of Directors has adopted a Mandate of the Board of Directors (“Mandate”) formally setting down the purpose and responsibilities of the Board of Directors. The Mandate is provided on our website at http://www.alliednevada.com. The Mandate directs that the Board of Directors is responsible for the oversight and supervision of the management of the Company’s business and for acting in the best interests of the Company and its stockholders with the objective of enhancing stockholder value. The Board of Directors will discharge its responsibilities directly and through its committees, currently consisting of the Audit Committee, Compensation Committee, Corporate Governance Committee, Health, Safety and Environment Committee and Nominating Committee. A brief description of the composition and functions of each committee follows.

Audit Committee

Allied Nevada’s separately-designated, standing Audit Committee was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is chaired by Terry M. Palmer, and its other members are Robert G. Wardell and D. Bruce Sinclair. Each member of our Audit Committee is “independent” within the meaning of the NYSE Amex listing standards, as defined in Rule 10A-3(b)(1) under the Exchange Act and in National Instrument 52-110 “Audit Committees” (“NI 52-110”). Additionally, the Board of Directors has determined that Mr. Palmer qualifies as Allied Nevada’s “Audit Committee Financial Expert” as defined in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 and that each member of the Audit Committee is “financially literate” in accordance with NI 52-110. The written charter of the Audit Committee is available on our website at http://www.alliednevada.com. The Audit Committee met a total of six times during the fiscal year ended December 31, 2010.

The Audit Committee, in accordance with the Audit Committee Charter as approved by our Board of Directors, assists the Board of Directors in overseeing (1) our accounting and financial reporting processes, (2) the integrity of our financial statements, (3) our compliance with legal and regulatory requirements and (4) business practices and ethical standards of Allied Nevada. The Audit Committee is also responsible for the appointment of our independent auditor and for the compensation, retention and oversight of the work of our independent auditor.

Compensation Committee

The primary responsibilities of the Compensation Committee are to:

•	Conduct an annual review of all compensation elements for our executive officers and make recommendations to the Board of Directors (for its subsequent ratification) regarding executive compensation.

•

Annually review and approve performance measures and targets for executive officers participating in the annual bonus incentive plan and in our equity-based awards program and determine achievement of performance goals after the annual measurement period to permit bonus payouts under the plan and vesting of equity-based awards.

•	Make recommendations to the Board of Directors regarding compensation of non-executive officer directors.

The Compensation Committee has the authority to retain any advisors, counsel and consultants as the members deem necessary in order to carry out these functions. In accordance with the terms of the Compensation Committee’s Charter, our President and Chief Executive Officer is not present during meetings of the Compensation Committee at which his compensation is being discussed. The Compensation Committee has authority to delegate any or all of its responsibilities to a subcommittee of the Compensation Committee, as permitted by the laws and regulations that govern its actions. For more information related to the policies and practices of the Compensation Committee, including the role of compensation consultants and our Chief Executive Officer in recommending the amount of director and executive pay, see the “Compensation Discussion and Analysis” section of this report.

Allied Nevada’s Compensation Committee is chaired by D. Bruce Sinclair. Its other members are Robert G. Wardell and John W. Ivany. Each member of our Compensation Committee is “independent” within the listing standards of the NYSE Amex and Canadian standards as per Canadian National Instrument 58-101, “Corporate Governance” (“NI 58-101”). The Compensation Committee met five times during the fiscal year ended December 31, 2010. The written charter of the Compensation Committee is available on our website at http://www.alliednevada.com.

Health, Safety and Environmental Committee

Allied Nevada’s Health, Safety and Environmental Committee is chaired by Carl Pescio. Its other members are John Ivany and Cameron Mingay. The Committee has the general mandate of overseeing the development and implementation of policies and best practices of Allied Nevada relating to health and environmental and safety issues in order to ensure compliance with applicable laws and to ensure the safety of our employees. The Committee will, among other things, monitor the effectiveness of our environmental policies, assist management with implementing and maintaining appropriate health and safety programs and obtain periodic reports on such programs, and report to the Board of Directors on environmental and health and safety matters concerning Allied Nevada’s operations.

Nominating Committee

During 2010, the Board of Directors established a Nominating Committee, which consists of the following “independent” directors within the meaning of the NYSE Amex listing standards and NI 58-101: John W. Ivany and Robert G. Wardell. The Nominating Committee is chaired by John W. Ivany. The Nominating Committee identifies criteria for service as a director, reviews candidates and recommends appropriate candidates for positions on the Board of Directors. Additional information about the Nominating Committee’s role can be found in the Nominating Committee Charter on the Company’s website at www.alliednevada.com. The Nominating Committee met a total of one time during the fiscal year ended December 31, 2010.

Director Nomination Process

The Nominating Committee will consider director candidates who are suggested by directors, management, stockholders and search firms hired by the Company to identify and evaluate qualified candidates. With respect to nominees for director proposed by stockholders, the Nominating Committee will consider such nominees if such proposals are submitted in accordance with the procedures set forth below under the heading “Stockholder Proposals”. The Nominating Committee evaluates all director candidates in the same manner, regardless whether such candidate was suggested by directors, management, stockholders or a search firm.

From time to time, the Nominating Committee may recommend highly qualified candidates who it believes will enhance the strength, independence and effectiveness of Allied Nevada’s Board of Directors. The Nominating Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. Rather, the Nominating Committee seeks to achieve a Board of Directors that represents a diverse mix of skills, perspectives, talents and backgrounds necessary to oversee the Company’s business.

Director Skills and Qualifications

The Board of Directors believes that the Board of Directors, as a whole, should possess a combination of skills, professional experience and diversity of viewpoints necessary to oversee the Company’s business. Accordingly, the Board of Directors and the Nominating Committee consider the qualifications of directors and director candidates individually and in the broader context of the Board of Directors’ overall composition and the Company’s current and future needs. As indicated in the table below under the heading “Information Concerning Nominees”, each nominee brings a strong and unique background and set of skills to the Board of Directors, giving the Board of Directors, as a whole, competence and experience in a wide variety of areas, including board service, corporate governance, compensation, executive management, private equity, finance, mining, operations, marketing, government, law, and health, safety, environmental and social responsibility.

In evaluating director candidates, and considering incumbent directors for renomination, the Board of Directors and the Nominating Committee have not formulated any specific minimum qualifications, but rather consider a variety of factors. These include each nominee’s independence, financial acumen, personal accomplishments, career specialization, and experience in light of the needs of the Company. For incumbent directors, the factors include past performance on the Board of Directors. Among other things, the Board of Directors has determined that it is important to have individuals with the following skills and experiences on the Board of Directors:

•

Leadership experience, as directors with experience in significant leadership positions possess strong abilities to motivate and manage others and to identify and develop leadership qualities in others.

•	Knowledge of our industry, particularly mining of gold and silver, which is relevant to understanding the Company’s business and strategy.

•	Operations experience, as it gives directors a practical understanding of developing, implementing and assessing the Company’s business strategy and operating plan.

•	Legal experience, which is relevant to assisting with the Board of Directors with its responsibilities to oversee the Company’s legal and compliance matters.

•	Risk management experience, which is relevant to the Board of Directors’ oversight of the risks facing the Company.

•

Financial/accounting experience, and particularly knowledge of finance and financial reporting processes, which is relevant to understanding and evaluating the Company’s capital structure and financial statements.

•	Government/regulatory experience, which is relevant to the Company as it operates in a heavily regulated industry that is directly affected by governmental actions.

•	Strategic planning experience, which is relevant to the Board of Directors’ review of the Company’s strategies and monitoring their implementation and results.

•	Talent management experience, which is valuable in helping the Company attract, motivate and retain top candidates for positions at the Company.

•

International experience, which is particularly important in the resource industry, where it is common for companies to have prospects and properties in multiple jurisdictions, and is valuable given our listings in Canada and the United States.

•

Public company board service, as directors who have experience serving on other public company boards generally are well prepared to fulfill the Board of Directors’ responsibilities of overseeing and providing insight and guidance to management.

Corporate Governance Committee

The Corporate Governance Committee of the Board of Directors (the “Governance Committee”) is composed entirely of directors who are “independent” within the meaning of the NYSE Amex listing standards and NI 58-101. The Governance Committee is chaired by Cameron A. Mingay, and its other members are John W. Ivany and Robert G. Wardell. The Corporate Governance Committee met three times during the fiscal year ended December 31, 2010.

The Governance Committee is responsible for recommending appropriate governance practices for Allied Nevada in light of corporate governance guidelines set forth by the U.S. and Canadian securities regulatory authorities, the NYSE Amex, the Toronto Stock Exchange and other industry practices. Additional information about the Governance Committee’s role can be found in the Corporate Governance Committee Charter on the Company’s website at www.alliednevada.com under the Corporate Responsibility section. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this report.

A core activity of the Governance Committee is to periodically review and assess the adequacy of the Company’s corporate governance principles and develop and recommend to the Board of Directors additional or revised principles as appropriate. Accordingly, in 2010, the Governance Committee engaged in a number of initiatives pursuant to its Charter. These initiatives included the preparation and delivery of a director questionnaire, the purpose of which was to provide the Board of Directors with information to evaluate the Board’s performance and to improve Board and committee processes and effectiveness.

The Governance Committee is also responsible for the review and approval of transactions with related persons. See “Certain Relationships and Related Party Transactions—Procedures for Approval of Transactions with Related Persons”.

Corporate Governance Guidelines

To ensure the Board of Directors acts effectively to achieve its Mandate, the Board of Directors has adopted a set of Corporate Governance Guidelines to provide the framework for the governance of the Company. The guidelines reflect best practices in a number of areas, some of which are summarized below.

Election of Directors by Stockholders

The directors will be elected each year by the stockholders at the annual meeting of stockholders. The Board of Directors will propose a slate of nominees to the stockholders for election to the Board of Directors at such meeting. Between annual meetings of stockholders, the Board of Directors may elect directors to serve until the next such meeting.

Board Leadership Structure

Our Board of Directors does not have a standing policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board of Directors. Rather, the Board of Directors selects the Chairman of the Board of Directors in the manner and upon the criteria that it deems best for the Company at the time of selection. Currently, the position of Chief Executive Officer and Chairman are separate, with Scott Caldwell serving as our Chief Executive Officer and Robert Buchan serving as our Chairman.

The Board of Directors believes such separation is appropriate at this time, as it enhances the accountability of the Chief Executive Officer to the Board of Directors and strengthens the independence of the Board of Directors from management. In addition, separating these roles allows Mr. Caldwell to focus his efforts on running our business and managing the day-to-day challenges faced by our Company, while allowing the Board of Directors to benefit from Mr. Buchan’s extensive experience in leadership roles at a number of successful public companies and his knowledge and expertise in both the Canadian and US capital markets, as well as his ability to support the other members of the Board of Directors and work with the executive team.

As the Chairman, Mr. Buchan is responsible for the leadership, management, development and effective functioning of the Board of Directors and he acts in an advisory capacity to Mr. Caldwell in matters concerning the interests of the Company and the Board of Directors, including those related to the Company’s capital market relationships, strategic direction and merger and acquisition strategy.

Board’s Role in Risk Oversight

The Company management is charged with the day-to-day management of risks the Company faces, and the Board of Directors and its committees are responsible for oversight of financial and operational risk management. The Board of Directors is responsible for creating and amending a risk-management policy against which management is expected to measure its decisions. Risk-management strategies are implemented through the Company’s finance department, led by the Chief Financial Officer. Ongoing communication between the Board of Directors, Audit Committee and the management team ensures risk-management is addressed and monitored effectively and in a timely manner. The Board of Directors encourages and challenges management to think beyond financial and analytic models and to take into consideration broader and more varied types of risks, however unlikely they may seem, with the view to mitigating those risks where possible. When necessary, the Board of Directors may engage outside advisors to assist management in effectively identifying long-term or strategic risks which may be better observed from an outside point of view.

Our Board leadership structure promotes effective oversight of the company’s risk management for the same reasons that the structure is most effective for the Company in general, that is, by providing the Chief Executive Officer and other members of senior management with the responsibility to assess and manage the Company’s day-to-day risk exposure and providing the Board of Directors with the responsibility to oversee these efforts of management.

Risk Assessment Regarding Compensation Policies and Practices

We recently conducted an assessment of our compensation policies and practices, including our executive compensation programs, to evaluate the potential risks associated with these policies and practices. We reviewed and discussed the findings of the assessment with the Compensation Committee and concluded that our compensation programs are designed with an appropriate balance of risk and reward and do not encourage excessive or unnecessary risk-taking behavior. As a result, we do not believe that risks relating to our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on the Company.

In conducting this review, we noted the following risk-limiting characteristics of our compensation policies and practices:

•	awards to each employee are limited to a fixed maximum specified in the incentive plan and our senior executive officers receive a fixed salary each year;
•	awards are made based on a review of a variety of indicators of performance, thus diversifying the risk associated with any single indicator of performance;

•	as of 2009, awards are no longer made in the form of stock options, which may provide an asymmetrical incentive to take unnecessary or excessive risk to increase Company stock price; and

•

members of the Compensation Committee, in their discretion, approve all final decisions concerning management compensation after reviewing executive and corporate performance and competitive benchmarking data.

Service on Other Boards

The Company recognizes that directors benefit from service on boards of other companies, so long as such service does not conflict with the interests of the Company. Except in unusual circumstances approved by the Board of Directors, a non-executive director should not serve on more than five other boards of public companies in addition to the Company’s Board of Directors, and an executive director should not serve on more than two other boards of public companies in addition to the Company’s Board of Directors.

Company Loans and Corporate Opportunities

The Company will not make any personal loans or extensions of credit to directors or executive officers. Directors will make business opportunities related to the Company’s business, if considered corporate opportunities under Delaware law, available to the Company before pursuing the opportunity for the director’s own or another’s account.

Director Orientation and Continuing Education

The Governance Committee will establish and oversee director orientation and continuing education programs. Such programs are the responsibility of the Chief Executive Officer and will be administered by the Chief Financial Officer of the Company. Director orientation and on-going training will include presentations by senior management to familiarize directors with the Company’s strategic plans, its significant financial, accounting and risk management issues, its compliance programs, its Code of Ethics, its principal officers and its internal and independent auditors.

All directors will avail themselves of educational opportunities as appropriate to enable them to perform their duties as directors. Each director is encouraged to visit the Company’s operating site at least once every two years.

Director Stock Ownership Guidelines

All directors are encouraged to have a significant long-term financial interest in the Company. To encourage alignment of the interests of the directors and the stockholders, each director is expected to beneficially own, or acquire within three years of becoming a director, shares of common stock of the Company or deferred phantom units, having a market value of three times the annual cash retainer payable under the Company’s director compensation policy.

Access to Management and Independent Advisors

Directors have full and free access to officers and employees of the Company. Any meetings or contacts that a director wishes to initiate may be arranged through the Chief Executive Officer or the Chief Financial Officer. The directors will use their judgment to ensure that any such contact is not disruptive to the business operations of the Company.

The Board of Directors has the power, acting as a group or committee, to hire independent legal, financial or other advisors as it may deem necessary.

In Camera Sessions

At each regularly scheduled Board of Directors meeting, time will be allotted for non-management directors to meet in an in camera session. At least one time per year, time will be allotted for independent directors to meet in an in camera session. The Chairman of the Corporate Governance Committee or lead independent director will preside at such sessions.

Annual Performance Evaluation

The Board of Directors is committed to regular assessments of its effectiveness, its committees and the individual directors, and as such, the Board of Directors will conduct an annual self-evaluation to determine whether it, its committees and the individual directors are functioning effectively. The Board of Directors has adopted a questionnaire for directors that involves self-evaluation, evaluation of other directors, committees and the Board of Directors as a whole. The Corporate Governance Committee will use the results of these evaluations to make recommendations with a view to continuously improve the effectiveness of the Board of Directors.

Management Succession

The Governance Committee should make an annual report to the Board of Directors on succession planning which should include policies and principles for CEO selection and performance review as well as policies regarding succession in the event of an emergency or the retirement of the CEO. The entire Board of Directors will work with the Governance Committee to evaluate and nominate potential successors to the CEO.

CEO Shareholding Requirements

The Board of Directors has adopted a requirement that the Chief Executive Officer shall be required to hold shares equal in value to three times his base salary. We believe this measure will support the Company’s objective of aligning the interests of our Chief Executive Officer with the interests of the Company’s stockholders.

Strategic Planning

The Board of Directors recognizes the importance of long-term strategic planning. In order to develop and investigate strategic opportunities with a view to continuing to grow and strengthen the Company’s position, going forward, the Board of Directors will engage in a series of meetings with a focus on strategic planning.

Communications with Board of Directors

Stockholders who wish to communicate with the Board of Directors, or specific individual directors, may do so by directing correspondence to the Chairman of the Corporate Governance Committee, c/o Allied Nevada Gold Corp., 9790 Gateway Drive, Suite 200, Reno, Nevada 89521, who will arrange for forwarding the correspondence as appropriate. Such correspondence should prominently display the fact that it is a stockholder-director communication. The Board has requested that items unrelated to the duties and responsibilities of the Board, such as junk mail and mass mailings, business solicitations, advertisements and other commercial communications, surveys and questionnaires, and resumes or other job inquiries, not be forwarded.

Item 11. Executive Compensation

Report of the Compensation Committee on Executive Compensation

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Company’s Compensation Discussion and Analysis section of this report. Based on such review and discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Submitted by the following members of the Compensation Committee of the Board of Directors:

D. Bruce Sinclair

John W. Ivany

Robert G. Wardell

COMPENSATION DISCUSSION AND ANALYSIS

The following contains a description of our compensation programs and objectives with respect to our Named Executive Officers identified in the Summary Compensation table (the “NEOs”).

Executive Summary

The compensation package for our NEOs is composed of the following elements:

Component	Short or Long Term	At Risk or Not	Summary
Base Pay	Short term	Not at risk	Fixed pay that is not subject to financial performance risk.
Cash Incentive Program	Short term	At Risk	Annual cash award that is based on corporate performance, as adjusted, in the sole discretion of the Compensation Committee, for an individual’s performance. Corporate performance metrics are defined no later than the end of January of each year.
Discretionary Bonus Program	Short term	At Risk	Subject to the discretion of the Board of Directors, this pay component is intended to reward performance that the Board of Directors considers exemplary.
Performance Stock Awards	Long Term	At Risk	Commencing in 2009, senior executives were granted performance stock awards. These stock awards are restricted share units which have performance-based vesting requirements. Prior to 2009, the Company granted stock options or restricted share units with time-based vesting only.

The Company’s executive compensation program is designed to align the interests of senior management with stockholders by tying a significant portion of the NEOs’ compensation to the Company’s performance, as measured by a variety of factors during the applicable fiscal year. Under the program, the portion of compensation guaranteed to the NEOs at the beginning of any fiscal year represents only a fraction of the total potential compensation. In the case of our most senior executive, Mr. Caldwell, only about 22% of the value of his target annual compensation during 2010 was assured for the year in the form of his base salary. The value of the remaining 78% of Mr. Caldwell’s target annual compensation, including performance-based annual bonus incentives and restricted share units (“RSUs”), was linked directly to the Company’s performance. Although the percentages differ for the other NEOs, approximately 69% of all annual compensation awarded to the other NEOs is similarly tied to the Company’s performance.

In making decisions on performance-based compensation for fiscal 2010, the Compensation Committee and the Board of Directors considered the Company’s financial and operational performance in the face of ongoing challenges of a recovering US and global economy. In the face of these conditions, the Compensation Committee and Board of Directors noted that the Company nonetheless experienced a 75% growth in its stock price per share, surpassed its guidance for 2010 gold sales with 102,483 ounces sold in 2010, achieved a cost per ounce sold (net of silver credits) of $418, which was lower than guidance of $450, experienced no significant health, safety or environmental incidents, completed a scoping study and successfully closed a significant equity financing in a challenging economic environment. Taking into account these circumstances, and driven primarily by the application of the applicable performance measures described in detail below, the following determinations were made with respect to the at-risk portion of the NEOs’ compensation:

•	Annual Cash Incentive Program: Our NEOs received a 100% payout under our annual incentive bonus plan, with the exception of minor departures for the individual performance of two NEOs.

•	Discretionary Bonus Program: Four of our NEOs received discretionary cash bonuses.

•	Performance-based Restricted Share Units: 100% of the NEOs’ target number of performance-based RSUs vested that were subject to the 2010 performance criteria.

In addition to the foregoing practices that aim to align the executives’ interests with the interests of management, the Board of Directors adopted a requirement in 2010 that the Chief Executive Officer be required to hold shares of the Company equal in value to three times his base salary. We believe this measure further supports the Company’s objective of aligning the interests of our Chief Executive Officer with the interests of the Company’s stockholders.

How Executive Compensation is Determined and the Role of the Compensation Committee, Management and Consultants

The compensation review process for our NEOs generally takes place during the first quarter of each year with a presentation by the Chief Executive Officer to the Compensation Committee of a review of current compensation philosophies and programs of the Company. The role of the Chief Executive Officer is to provide the Compensation Committee with perspectives on the business context and individual performance of the NEOs (other than the Chief Executive Officer) to assist the Compensation Committee in making its decisions. The Chief Executive Officer also provides the Compensation Committee with historical data relating to base pay, bonus determinations and equity awards.

Typically, the Chief Executive Officer produces an executive compensation review for each NEO, excluding the Chief Executive Officer, which includes specific recommendations for:

•	payouts pursuant to the prior year annual bonus incentive awards;

•	vesting of applicable equity-based awards tied to prior year performance;

•	base salary for the current year;

•	annual bonus incentive award potential for the current year; and

•	annual equity-based incentive award potential for the current year.

After the Chief Executive Officer makes his recommendations to the Compensation Committee regarding the other NEOs, the Chief Executive Officer does not participate further in Compensation Committee deliberations or determinations regarding NEO compensation. The Compensation Committee makes all final decisions concerning all NEO compensation and then submits the determinations to the Board of Directors for ratification. With regard to such ratification by the Board of Directors, the CEO is not present for the deliberations or voting in respect of his own compensation.

Compensation decisions are generally based upon an analysis of competitive benchmarking data and the performance of the Company overall and, at the sole discretion of the Compensation Committee, may also be based upon other considerations such as the individual’s performance, the individual’s influence on the performance of the Company and, where appropriate, the compensation of the individual’s peers within the Company. For purposes of determining NEO compensation levels for the 2010 fiscal year, Hewitt Associates (“Hewitt”) was engaged by the Compensation Committee to conduct a review of compensation data in respect of the NEOs. For 2011 compensation discussions, Mercer was engaged by management to complete a compensation and benefits review of the NEOs, as well as certain other employees of the Company.

Compensation Objectives

The compensation package for our NEOs is specifically designed to achieve two compensation objectives:

•	Attracting and retaining key talent; and

•	Aligning the interests of our executive officers with the interests of the Company’s stockholders.

The compensation package achieves the goal of attracting and retaining key talent in a highly competitive mining environment through a total compensation package that pays at or above market levels, as described in more detail below. The compensation package achieves the goal of aligning the interests of management and the Company’s stockholders by linking the payout of executive officer annual bonus incentive awards, and the vesting of equity-based awards, to the successful performance of the Company, and in turn, to the creation of stockholder of value.

2010 Compensation – The Year in Review

Benchmarking

As part of its evaluation of compensation levels for the 2010 fiscal year, the Compensation Committee approved the retention of Hewitt to, among other things, assist in the establishment of an appropriate peer group to be comprised of companies approximately our size or the size we desire to be in the next few years. Our 2010 peer group was therefore constructed based on the following parameters, as of the date of comparison: mining companies with market values between approximately $470 million and $2.5 billion and sales of less than $730 million.

Based on the foregoing criteria, the peer group recommended by Hewitt based on input from management and the Compensation Committee was comprised of the following peers:

Alamos Gold Inc.	Hecla Mining Co.
Aurizon Mines Ltd.	Jaguar Mining Inc.
Centerra Gold Inc.	Kirkland Lake Gold Inc.
Centamin Egypt	Minefinders Corp Ltd.
Coeur d’Alene Mines Corp.	New Gold Inc.
Gammon Gold Inc.	Northgate Minerals Corp.
Golden Star Resources Ltd.	Pan American Silver Corp.
Great Basin Gold Ltd.	Red Back Mining Inc.

Hewitt was instructed to review the then-current compensation levels of our Chief Executive Officer and Chief Financial Officer and to provide a report summarizing relevant peer group data as to compensation levels. Hewitt’s review with respect to 2010 compensation included benchmarking the base salary, annual bonus incentive potential, total cash (base salary plus bonus potential) and long-term equity-based incentives of the Chief Executive Officer and Chief Financial Officer.

2010 Total Cash Compensation (Salary and Annual Bonus Incentive)

When setting the 2010 short term cash compensation (consisting of base salary and annual bonus incentive) for the Chief Executive Officer and Chief Financial Officer, we generally targeted the 75th percentile of the peer group data as the benchmark. The 75th percentile was determined to be the appropriate target in order to be in a position to attract top talent from a limited talent pool. In addition, by providing our executives with the ability to earn above-average compensation, we are in a better position to retain the quality of senior executives necessary to successfully lead our Company.

With respect to the distribution of total short-term compensation between the salary and bonus incentive components, the Compensation Committee targeted the following distribution, which is generally consistent with the prior year distribution:

Named Executive Officer	Salary as a percent of total short term compensation (%)	Short-term cash incentives as a percent of total short term compensation (%)	Total %
Scott A. Caldwell	50%	50%	100%
Hal D. Kirby	67%	33%	100%

The 2010 cash compensation levels for Messrs. Hill, Woods and Flint were established through an informal process of collecting market pay information, including through conversations with recruiters and professionals in the mining industry, as well as through negotiations with Messrs. Hill, Woods and Flint. Internal pay equity factors were also taken into consideration to ensure that employees at equivalent levels in our organization are paid comparably. The cash compensation of Mr. Woods and Mr. Flint was ultimately determined by the Compensation Committee upon recommendation from the Chief Executive Officer. With respect to Mr. Hill, as he was not an executive at the time of the 2010 salary determinations by the Compensation Committee, Mr. Hill’s 2010 cash compensation was determined by the Chief Executive Officer.

Criteria for Payout of 2010 Annual Bonus Incentive to NEOs

The 2010 annual bonus incentive awards for the NEOs were contingent upon the attainment of the corporate goals described below. Such goals were developed by management and approved by the Board of Directors during January of 2010. The Compensation Committee also retained discretion to consider other factors, such as an individual’s performance and their respective influence over the various performance categories.

After year-end, the Compensation Committee determined to what extent the goals were satisfied, with partial satisfaction warranting partial payout of the bonuses. The 2010 corporate goals for payout of the 2010 incentive bonus awards, and performance results in respect thereof, were the same as were applicable to the 2010 RSU awards (see discussion of goals under the heading below entitled “Performance-Based Conditions for the 2010 RSUs”). Overall, as discussed under such heading, the Compensation Committee’s review of the goals against performance resulted in a determination that 100% of the bonus eligibility was achieved, although the Compensation Committee reserved the right to make upward or downward departures due to individual performance factors. The following table sets forth the final determination of the 2010 annual bonus incentive payouts for the following persons:

Name	Base Salary($)	Bonus Eligibility (as a % of base salary)	Percentage of Total Eligible Received(%)	Dollar Payout ($)
Scott A. Caldwell	500,000	100%	100%	500,000
Hal D. Kirby	283,000	50%	110%	155,650
David Hill	180,000	30%	93%	50,220
Warren Woods	190,000	30%	100%	57,000
David C. Flint	240,000	30%	100%	72,000

As shown in the foregoing table, the Compensation Committee departed from the 100% annual cash incentive eligibility levels in respect of the bonuses paid to Mr. Kirby and Mr. Hill, on the following basis:

•

Mr. Kirby’s bonus was increased to reflect exemplary performance associated with the completion of the June 2010 equity offering notwithstanding a difficult economic environment and the timely and accurate filing of internal and external reports.

•	Mr. Hill’s bonus was reduced to 93% to reflect the fact that he was a new officer of the Company during 2010 and only held the position for a portion of the year.

Discretionary Bonus Program

The Board of Directors, in its sole discretion, may award a discretionary cash bonus in any given year to one or more of the Company’s NEOs. This pay component is intended to reward performance that the Board of Directors considers exemplary. For 2010, the following NEOs were awarded the following discretionary cash bonuses:

Name	Discretionary Cash Bonus($)
Scott A. Caldwell	100,000
Hal D. Kirby	40,000
David Hill	10,000
Warren Woods	20,000
David C. Flint	20,000

The Board of Directors determined to make such awards due to the Company’s financial and operational performance in the face of ongoing challenges of a recovering US and global economy. In the face of these conditions, the Board of Directors noted that the Company nonetheless experienced a 75% growth in its stock price per share, surpassed its guidance for 2010 gold sales with 102,483 ounces sold in 2010, experienced no significant health, safety or environmental incidents, completed a scoping study and successfully closed a significant equity financing in a challenging economic environment.

2010 Long Term Equity-Based Awards

2010 Long Term Equity-Based Awards to NEOs other than Mr. Hill

Set forth below is a discussion of the long term equity-based awards granted to Messrs. Caldwell, Kirby, Woods and Flint. A discussion of the long term equity based-awards granted to Mr. Hill follows this discussion.

Consistent with the prior year, the Compensation Committee granted long term equity-based awards to Messrs. Messrs. Caldwell, Kirby, Woods and Flint in the form of RSUs. The Compensation Committee chose to award RSUs rather than stock options because it believes that the value of RSUs is more direct and visible than that of stock options. Additionally, RSUs generally require the use of fewer shares than stock options to deliver comparable value to executives.

The Compensation Committee determined the 2010 long term equity-based awards for such NEOs to be a designated percentage of their salaries, as set forth in the following table:

Named Executive Officer	Grant Date Fair Value as a % of Base Compensation	Grant Date Fair Value of Restricted Share Units as of March 10, 2010	Resulting Number of Restricted Share Units(1)
Scott A. Caldwell	250.0%	$999,400	67,800
Hal D. Kirby	150.0%	$424,500	28,800
Warren Woods	100.0%	$190,100	12,900
David Flint	100.0%	$179,800	12,200

(1)

The specific number of RSUs awarded to each such person was determined by dividing the targeted grant date fair value of the award by the closing price of the Company’s common stock on the day the RSUs were awarded.

The RSUs awarded to Mr. Caldwell and Mr. Kirby were determined with reference to the 75th percentile of the peer group data, and the RSUs awarded to Messrs. Woods and Flint were determined through the informal process outlined above under the discussion of their cash compensation. The allocation of the RSU awards is progressive, so that the persons with greater total compensation and higher ranking in the organization will have an increased percentage of compensation paid in RSUs. This ensures that higher paid persons with greater accountability have correspondingly greater “at risk” financial interest in the sustained success of the Company and its stockholders.

Performance-Based Conditions for the 2010 RSUs

The 2010 RSUs awarded to the NEOs (other than to Mr. Hill) provide for vesting at a rate of one-third over three years, provided that performance-based vesting criteria applicable to each such year is satisfied. The performance-based criteria applicable to the vesting of the first one-third of the 2010 RSUs are set forth in the table below. The criteria that are applicable for the second one-third tranche of the 2010 RSUs to vest in 2011 are set forth under the heading below entitled “2011 RSU Performance-Based Vesting Criteria.” The criteria that will be applicable to the final one-third that may vest for 2012 will be determined by the Compensation Committee and ratified by the Board in the early part of 2012. The 2010 criteria applicable to the 2010 RSU grants (and, as mentioned above, the 2010 annual cash incentive awards) were as follows:

Criteria	Weighting and Measurement	Notes

Production	40% - 100,000 ounces of sales 20% - 80,000 ounces of sales 10% - 60,000 ounces of sales or less	Performance between the measures would be prorated

Cost of sales per ounce of gold sold(1)	30% - $450 per ounce 20% - $500 per ounce 10% - $550 per ounce or more	Performance between the measures would be prorated.

Discretionary	0 to 30%

The foregoing performance measures were selected for the following reasons:

•

Ounces of gold sold was selected as gold is the primary product from the Hycroft Mine. By including the physical ounces of gold sold, rather than a revenue measure, management would not be disadvantaged or rewarded for swings in the price of gold that are beyond management’s control.

•	Cost per ounce was selected as a measure of management’s ability to control the operating costs of the Company.

Based on actual performance for the year in respect of the vesting criteria, the resulting vesting percentages under the adopted criteria set forth above were as follows:

(1)

“Cost of sales per ounce of gold sold” is a non-GAAP financial measure. For further information regarding this measure, please see the section entitled “Non-GAAP Measures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, incorporated herein by reference.

Criteria	Actual Percentage Earned
Ounces of gold sold	40%
Cost of sales per ounce of gold sold(1)	30%

Total out of Possible 70% (prior to discretionary portion)	70%

The Compensation Committee determined that the general performance of the Company during 2010 was strong, as evidenced by those items noted in the Executive Summary section of this Compensation Discussion and Analysis. As a result, the Compensation Committee determined that the discretionary vesting component of the 2010 RSUs would vest in full at 30%. This resulted in the determination that each of the tranches of the RSU awards subject to this criteria, namely, the first tranche of the 2010 RSUs and the second tranche of the 2009 RSUs, would vest at 100% of their eligibility.

The following table summarizes the applicable 2009 RSUs that vested as a result of the satisfaction of the 2010 criteria:

Name(1)	Grant Date	Maximum 2009 RSUs available for vesting on March 31, 2011 (equal to 1/3 of total number granted in 2009) (#)	Final 2009 RSU vesting percentage for the second tranche (%)	Final number of 2009 RSUs vested on March 31, 2011 (#)(2)	Total grant date fair value of 2009 RSUs vested on March 31, 2011 ($)
Scott A. Caldwell	June 17, 2009	48,166	100%	48,166	426,275
Hal D. Kirby	June 17, 2009	28,666	100%	28,666	253,700
Warren Woods	June 17, 2009	11,666	100%	11,666	103,250

(1)

David Flint was not determined to be a NEO until 2009. Since the performance-based vesting program was new at the beginning of 2009 and was limited to the 2008 NEOs and Warren Woods, Mr. Flint was not included in the 2009 performance-based RSU plan.

(2)

The specific number of RSUs awarded to each such person was determined by dividing the targeted grant date fair value of the award by the closing price of the Company’s common stock on the day the RSUs were awarded.

The following table summarizes the applicable 2010 RSUs that vested as a result of the satisfaction of the 2010 criteria:

Name	Grant Date	Maximum 2010 RSUs available for vesting on March 31, 2011 (equal to 1/3 of total number granted in 2010) (#)	Final 2010 RSU vesting percentage for the first tranche (%)	Final number of 2010 RSUs vested on March 31, 2011 (#)	Total grant date fair value of 2010 RSUs vested on March 31, 2011 ($)
Scott A. Caldwell	March 10, 2010	22,600	100%	22,600	333,124
Hal D. Kirby	March 10, 2010	9,600	100%	9,600	141,504
Warren Woods	March 10, 2010	4,300	100%	4,300	63,382
David Flint	March 10, 2010	4,066	100%	4,066	59,942

2010 Long Term Equity-Based Awards to Mr. Hill

Mr. Hill was employed in November 2009 as a Corporate Metallurgist and was subsequently promoted to Vice President of Metallurgical Services in June 2010. As a condition of his employment offer, the Company and Mr. Hill negotiated an initial award to Mr. Hill of 12,000 RSUs. Such RSUs were recommended by the Chief Executive Officer and approved by the Board of Directors in January 2010 and provide for equal vesting over a three-year service period. In addition, Mr. Hill was awarded a 2010 annual RSU grant in the amount of 5,700 shares that provides for equal vesting over a three-year service period.

2011 Compensation Decisions

Benchmarking

For purposes of evaluating the 2011 executive compensation for our CEO and CFO, the Compensation Committee approved a targeted peer group comprised of companies that are approximately our size or the size we desire to be in the next few years. Such peer group was constructed based on the following parameters on the date of comparison: mining companies with market values between approximately $210 million and $6.6 billion, sales of less than $1.0 billion and assets of between approximately $220 million and $3.1 billion.

Based on the foregoing criteria, the peer group recommended by Mercer (with limited input from management and the Compensation Committee) for purposes of evaluating CEO and CFO compensation was comprised of the following peers:

Alamos Gold	Gammon Gold	New Gold
Aurizon Mines	Golden Star Resources	Northgate Minerals
Brigus Gold	Hecla Mining	Osisko Mining
Centerra Gold	Iamgold	Pan American Silver
Coeur d’Alene Mines	Jaguar Mining	Stillwater Mining

With respect to the compensation of the three other NEOs, Messrs Hill, Woods and Flint, Mercer utilized the 2010 PricewaterhouseCoopers Mining Industry survey data (the “PWC Survey”) that analyzed the executive compensation practices of mining companies across a broad industry spectrum ranging from small to large companies. The PWC survey was used to evaluate the compensation of Messrs Hill, Woods and Flint, rather than the peer group developed by Mercer, due to the fact that the companies included in the Mercer peer group generally did not make publicly available the compensation data for positions of the type held by Messrs Hill, Woods and Flint. The specific companies included in the PWC Survey were as follows:

Allied Nevada Gold Corp.	Minefinders Corporation Ltd.
Alpha Natural Resources Inc.	Newmont Mining Corporation
Amerikohl Mining, Inc.	New Gold Inc.
AngloGold Ashanti North America Inc.	NovaGold Resources Inc.
Arch Coal Inc.	Peabody Energy
Atlantic Development and Coal, LLC	Pebble Limited Partnership
Centerra Gold Inc.	PotashCorp
Cliffs Natural Resources	Quadra FNX Mining Ltd.
Cloud Peak Energy Inc.	Resolution Copper Mining
Coeur d’Alene Mines Corporation	Rio Tinto – Americas
Consol Energy, Inc.	Rio Tinto Energy Americas
Denison Mines Corp.	Rio Tinto Exploration – Americas
Freeport-McMoran Copper & Gold Inc.	Rio Tinto Minerals
General Moly Inc.	Stillwater Mining Company
Goldcorp Inc.	The Doe Run Company
Golden Predator Corp.	The North American Coal Corporation
Graymont, Inc.	Thompson Creek Metals Company Inc.
Hecla Mining Company	Undisclosed - USA Operations
Intrepid Potash Inc.	Uranerz Energy Corporation
Kiewit Mining Group	Uranium One Inc.
Kemecott Utah Copper Corporation	Vista Gold Corp.
Kinross Gold Corporation	Western Fuels Association, Inc.
Mercator Minerals Ltd.	Westmoreland Coal Company

Mercer was instructed by management to review the then-current compensation levels of our NEOs (as well as certain other key employees) and to provide a report summarizing relevant peer group data as to compensation levels. Mercer’s review with respect to 2011 compensation included benchmarking the base salary, annual bonus incentive potential, total cash (base salary plus bonus potential) and long-term equity-based incentives, in each case with reference to the applicable peer group identified above.

2011 NEO Total Cash Compensation (Salary and Bonus)

When determining the appropriate peer group compensation targets for the various NEOs, the Compensation Committee was of the view that officers having positions of greater significance to the Company should be compensated closer to the third quartile. Accordingly, the Compensation Committee generally targeted 2011 total short term compensation (consisting of base salary and annual bonus incentive potential) for Messrs. Caldwell and Kirby at levels between the median and third quartile of the peer group data, and generally targeted short term compensation levels for the three lower ranking NEOs, Messrs. Hill, Woods and Flint, at a level between the second quartile and the median.

With respect to the distribution of total short term cash compensation between the salary and annual bonus incentive components, the Compensation Committee targeted the following distribution:

Named Executive Officer	Salary as a percent of total short term compensation (%)	Short-term cash incentives as a percent of total short term compensation (%)	Total %
Scott A. Caldwell	50%	50%	100%
Hal D. Kirby	67%	33%	100%
David Hill	77%	23%	100%
Warren Woods	77%	23%	100%
David C. Flint	77%	23%	100%

The allocation between salary and bonus was again targeted at between the median and third quartile for the CEO and CFO, and between the second quartile and the median for our other three NEOs. In making this decision, the Compensation Committee was of the view that a greater portion of total cash compensation should be at-risk for the higher ranking officers relative to the other NEOs. The Compensation Committee believes that this more readily aligns the interests of the most senior executives officers (who are in a position to have the greatest impact on the success of the Company) with those of the Company’s stockholders.

2011 Long Term Equity-Based Awards for NEOs

Amount of RSUs Awarded

As was the case for cash compensation for the CEO and CFO, the Compensation Committee targeted between the median and the third quartile for their long-term incentive compensation. With respect to the lower-ranking NEOs, the Compensation Committee departed from the targets used for cash compensation of such NEOs and instead targeted between the median and the third quartile. Such a departure was made because of the Compensation Committee’s belief that an emphasis on long-term equity awards is important to focus all officers on creation of value to our shareholders, notwithstanding their relative ranking in the organization. Based on the foregoing, the Compensation Committee granted the following RSU awards to the NEOs:

Named Executive Officer	Grant Date Fair Value as a % of Base Compensation	Grant Date Fair Value of Restricted Stock Awards as of Date of Analysis	Resulting Number of Restricted Stock Units(1)
Scott A. Caldwell	250%	$1,375,000	45,833
Hal D. Kirby	176%	$528,125	17,604
Warren Woods	75.0%	$147,000	4,900
David Flint	125.0%	$300,000	10,000
David Hill	112.5%	$237,500	7,917

(1)

The specific number of RSUs awarded to each such person was determined by dividing the targeted grant date fair value of the award by the closing price of the Company’s common stock on February 25, 2011.

2011 RSU Performance-Based Vesting Criteria

The 2011 RSUs awarded to the NEOs provide for vesting at a rate of one-third over three years, provided that performance-based vesting criteria applicable to each such year is satisfied. The criteria to which the first tranche of the 2011 RSUs (as well as the second tranche of the 2010 RSUs and the third tranche of the 2009 RSUs) are subject are as follows:

Criteria	Weighting and Measurement	Notes

Production	40% - 125,000 ounces of sales 20% - 100,000 ounces of sales 10% - 90,000 ounces of sales or less	Performance between the measures would be prorated

Cost of sales per ounce of gold sold(1)	30% - $490 per ounce 20% - $525 per ounce 10% - $550 per ounce or more	Performance between the measures would be prorated.

Discretionary	0 to 30%

Termination/Change of Control Benefits

As described in detail below under the heading “Payments Upon Termination or Change of Control,” the Company’s employment agreements with certain members of our management team provide for payments and benefits in the event of certain terminations or in connection with a change in control of the Company. At the time such agreements were negotiated, the Company was a junior mining company, exposing the Company to an increased risk of hostile acquisitions. The terms of the employment agreements with certain members of our management were structured to enhance the likelihood of retaining the services of such officers in the event the Company was to become an acquisition target and to allow management to focus their attention on the Company’s business operations, stockholder value and the attainment of long-term and short-term objectives and provide incentive for our management to act in the best interest of our shareholders in the event the Company were approached by a possible acquiring company. Additionally, the termination provisions provide incentive for our management to act in the best interest of our stockholders without undue concern over their employment or financial situations or the threat that their business decisions will be scrutinized with the benefit of hindsight.

The termination and change of control benefits were established both through the process of negotiating the employment agreements with the employee and through a review of termination and change of control benefits

(1)	“Cost of sales per ounce of gold sold” is a non-GAAP financial measure. For further information regarding this measure, please see the section entitled “Non-GAAP Measures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, incorporated herein by reference.

generally available in the mining industry. The review included discussions with recruiters and other persons in the mining industry regarding market practices. In light of the fact that the members of management receiving such benefits were new employees of the Company at the time the benefits were negotiated, and they therefore lacked the prior accumulated wealth that a founder of a company may have, the Company believes that the these benefits are appropriate.

Internal Pay Equity

The Compensation Committee reviewed the Hewitt report for 2010 compensation, the Mercer report for 2011 and the Hewitt report for 2011 and concluded that total compensation for a company’s Chief Executive Officer is generally higher than the total compensation of its Chief Financial Officer and other officers, and that the total compensation of the Chief Financial Officer is generally higher than the total compensation of officers other than the Chief Executive Officer. The relative total compensation for the Company’s executive officers for both 2010 and 2011 followed the same pattern as observed in the Mercer and Hewitt reports, with the Company’s Chief Executive Officer receiving the highest total compensation, followed by the Chief Financial Officer, followed by the remaining officers. As the ordinal pay ranking is consistent with comparator companies, and because compensation is generally determined in relation to benchmark data relating to officers holding similar positions at comparator companies, the Compensation Committee believes that the relative compensation among officers is appropriate.

Perquisites and Other Personal Benefits

The Company’s executive officers are not entitled to significant perquisites or other personal benefits not generally offered to our employees other than as disclosed in the Summary Compensation Table. The Company has approved a qualified tax-deferred savings plan (the “401(k) Plan”) in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Under the terms of this program, the Company provided matching contributions in 2010 of up to 4% of the individual’s contributions. During 2011, the Company adopted an amendment to its 401(k) Plan to increase the matching contributions to 6% of the individual’s contributions. The Compensation Committee considered the benefits review that was included in the Mercer Report for 2011. Based on an analysis of the peer group data, the 2011 Mercer Report indicated the following three changes to the Company’s benefit programs would put the Company in the 50th percentile of the Company’s peer group:

•	The 401(k) plan matching contributions should be increased from 4% to 6%.

•	The Company should implement a nonqualified retirement program for individuals where the IRS limits were exceeded.

•	The life insurance benefits for executive employees should be increased from $50,000 per employee to two-times an employee’s annual salary.

The Compensation Committee, targeting the 50th percentile of the peer group data as the benchmark, amended the 401(k) Plan to adopt the recommendations of the Mercer Report. Consistent with the Company’s compensation philosophy, the Compensation Committee targeted the 50th percentile in order to be in a position to attract top talent from a limited talent pool and to retain the quality of senior executives necessary to successfully lead our Company. The Company is planning to implement the nonqualified retirement program when developed and the increase in life insurance benefits once an appropriate policy can be negotiated.

Summary Compensation Table

The following table sets forth information regarding the compensation of our NEOs and certain significant employees. Additional information on the components of the total compensation package, including a discussion of the proportion of each element to total compensation, is discussed in the Compensation Discussion and Analysis.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards (1) ($)	Option awards (2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All other compensation(4) ($)		Total ($)

Scott A. Caldwell, President and Chief Executive Officer	2008	349,442	—	—	459,000	360,000	8,400		1,176,842
	2009	380,833	—	1,278,825	—	298,400	20,320		1,978,378
	2010	412,939	100,000	999,400	—	500,000	20,143		2,032,482

Hal D. Kirby, Executive Vice President and Chief Financial Officer	2008	241,202	22,000	—	229,500	100,000	19,216		611,918
	2009	270,833	—	761,100	—	85,300	25,855		1,143,088
	2010	281,457	40,000	424,500	—	155,650	18,341	(6)	919,948

David Hill, Vice President of Metallurgical Services(5)
	2010	172,750	10,000	274,698	—	50,220	20,122	(7)	527,790

Warren Woods, Vice President and Hycroft General Manager	2008	164,816	3,000	—	162,080	60,000	17,921		407,817
	2009	183,333	—	309,750	—	19,400	25,333		537,816
	2010	189,035	20,000	190,100	—	57,000	25,098	(8)	481,233

David C. Flint, Vice President, Exploration	2008	164,000	—	—	110,160	20,000	3,827		297,987
	2009	166,750	—	86,700	—	30,300	6,912		290,662
	2010	181,319	20,000	179,800	—	72,000	9,266		462,385

(1)	The amounts shown do not reflect compensation actually received by the named executive officers, but represent aggregate grant date fair value for the awards granted in each respective year, calculated in accordance with applicable SEC guidance and FASB ASC 718, excluding estimated forfeitures. The assumptions used to calculate option awards are set forth in Note 16 to the Consolidated Financial Statements. These awards were granted pursuant to our Restricted Share Plan and, with the exception of Mr. Hill’s awards, were subject to performance-based vesting criteria. Mr. Hill’s awards were subject only to time-based vesting. See the discussion under the heading “2010 Compensation – The Year in Review” in the “Compensation Discussion and Analysis” section of this report for a description of these awards and the aforementioned vesting criteria.
(2)	The amounts shown do not reflect compensation actually received by the named executive officers, but represent aggregate grant date fair value for the awards granted in each respective year, calculated in accordance with applicable SEC guidance and FASB ASC 718, excluding estimated forfeitures. The assumptions used to calculate option awards are set forth in Note 16 to the Consolidated Financial Statements.
(3)	These awards were granted pursuant to our annual incentive bonus award program. See “2010 Compensation – The Year in Review” in the “Compensation Discussion and Analysis” section of this report for a description of these awards and the performance-based criteria pursuant to which they vested.
(4)	Unless otherwise noted, all other compensation includes matching contributions paid by the Company pursuant to the Allied Nevada Gold Corp. 401(k) Plan.
(5)	David Hill was not a NEO during 2008 or 2009; accordingly, only the compensation he earned during 2010 is presented in the foregoing table.
(6)	Amount includes $3,306 for legal and other costs associated with the relocation of Mr. Kirby’s spouse to the United States, $1,275 for relocation allowance and reimbursement of relocation expenses and $13,760 of matching contributions paid by the Company pursuant to the Allied Nevada Gold Corp. 401(k) Plan.
(7)	Amount includes $14,847 for a relocation allowance and reimbursement of relocation expenses and $5,275 of matching contributions paid by the Company pursuant to the Allied Nevada Gold Corp. 401(k) Plan.
(8)	Amount includes $10,200 for reimbursement of housing costs, $5,760 for personal use of a Company provided automobile, and $9,138 of matching contributions paid by the Company pursuant to the Allied Nevada Gold Corp. 401(k) Plan.

2010 Grants of Plan-Based Awards

The following table sets forth information regarding fiscal 2010 annual incentive bonus awards and equity-based awards granted to our NEOs.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)	Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(4)	Grant Date Fair Value of Stock Awards ($)(5)
Name	Grant date	Target ($)	Threshold (#)	Target(3) (#)	Maximum (#)
Scott A. Caldwell	03-10-2010		13,560	67,800	67,800		$999,372
	03-10-2010	$500,000

Hal D. Kirby	03-10-2010		5,760	28,800	28,800		$424,512
	03-10-2010	$155,650

David Hill	01-05-2010					12,000	$190,680
	03-10-2010					5,700	$84,018
	03-10-2010	$50,220

Warren Woods	03-10-2010		2,580	12,900	12,900		$190,146
	03-10-2010	$57,000

David C. Flint	03-10-2010		2,440	12,200	12,200		$179,828
	03-10-2010	$72,000

(1)	This column shows the “target” amount payable to each named executive officer under the 2010 Annual Bonus Incentive Plan, based upon the achieved pursuant to the corporate performance goals during the last completed fiscal year. Details regarding such cash awards are contained under the heading “2010 Compensation – The Year in Review” in the “Compensation Discussion and Analysis” section of this report. There are no “threshold” or “maximum” levels available for this award.
(2)	Amounts reflect the number of shares underlying each NEO’s RSU grant. These awards were granted under the Company’s Restricted Share Plan and will vest in whole or in part in three equal installments on March 31 in each of 2011, 2012 and 2013, provided that the performance-based criteria applicable to each such year are satisfied. For a discussion of the performance-based criteria to which the RSUs are subject, see the discussion under the heading “2010 Compensation – The Year in Review” in the “Compensation Discussion and Analysis” section of this report.
(3)	The “target” levels are based on performance for the fiscal year completed December 31, 2010.

(4)	On January 5, 2010 and March 10, 2010, Mr. Hill was granted service-based awards of 12,000 RSUs and 5,700 RSUs, respectively, which vest equally over a three-year period on each anniversary of the respective grant dates and are not subject to any performance criteria.
(5)	The amounts shown do not reflect compensation actually received by the named executive officers, but represent total grant date fair value for the awards granted in each respective year, calculated in accordance with FASB ASC Topic 718, excluding estimated forfeitures. The RSU values are based upon the fair value of the Company’s stock on the date of grant.

2010 Option Exercises and Stock Vested

The following table provides information regarding RSU awards that vested and stock options that were exercised by our NEOs during 2010. Option award value realized is calculated by subtracting the aggregate exercise price of the options exercised from the aggregate market value of the shares of common stock acquired on the date of exercise. Stock award value is calculated by multiplying the number of shares of restricted stock units vested by the market value of the underlying shares on the vesting date.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott A. Caldwell	446,253	6,171,814	38,533	638,492
Hal D. Kirby	320,000	4,377,169	22,933	379,999
David Hill	—	—	—	—
Warren Woods	31,333	413,191	3,500	57,995
David C. Flint	37,959	739,026	5,000	82,850

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table provides information regarding stock options and stock awards held by our NEOs and significant employees as of December 31, 2010.

			Option awards(1)				Stock awards
Name	Grant Date		Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options(1) unexercisable (#)	Option exercise price(2) ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other that have not vested ($)

Scott A. Caldwell	07-03-2007	(3)	4,386	—	4.35	07-03-2017
	06-17-2009	(4)					48,166	1,267,247	48,167	1,267,265
	03-10-2010	(4)					22,600	594, 606	45,200	1,189,212

Hal D. Kirby	06-17-2009	(4)	—	—	—	—	28,666	754,202	28,667	754,229
	03-10-2010	(4)					9,600	252,576	19,200	505,152

David Hill	01-05-2010	(5)	—	—	—	—	12,000	315,720	—	—
	03-10-2010	(6)					5,700	149,967	—	—

Warren Woods	01-21-2008	(3)	18,667	—	5.05	01-21-2013
	06-17-2009	(4)					11,666	306,932	11,667	306,959
	03-10-2010	(4)					4,300	113,133	8,600	226,266

David C. Flint	09-18-2007	(3)	28,041	—	4.30	09-18-2017
	05-13-2009	(7)					10,000	263,500		131,550
	03-10-2010	(4)					4,066	106,976	8,134	214,006

(1)	See the discussion under the heading of “Payments Upon Termination or Change of Control” for a discussion of vesting of these awards in the event of certain terminations of the NEO and in connection with a change of control.
(2)	Pursuant to the terms of the Allied Nevada 2007 Stock Option Plan, the exercise price for shares of common stock underlying options awarded under the Plan is the closing market price of the common stock on either the TSX or NYSE Amex as of the date of grant. Each award vests in equal installments over a three-year period, beginning on each July 3 of the subsequent fiscal year.
(3)	Vests in equal installments over a three-year period, beginning on each March 31 of the subsequent fiscal year, pursuant to single-year performance-based criteria. See the “Compensation Discussion and Analysis” Section of this proxy for information related to the performance-based vesting criteria.
(4)	Vests in equal installments over a three-year period, beginning on each January 5 of the subsequent fiscal year.
(5)	Vests in equal installments over a three-year period, beginning on each March 31 of the subsequent fiscal year.
(6)	Vests in equal installments over a three-year period, beginning on each March 31 of the subsequent fiscal year.

Employment Agreements

Scott A. Caldwell

On January 11, 2008, Allied Nevada entered into an employment agreement with Scott A. Caldwell, our President and Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Caldwell’s employment began effective as of April 16, 2007, and he continues to be employed by the Company on an “at-will” basis.

Pursuant to his employment agreement, Mr. Caldwell receives an annual base salary in the amount of $385,000, as well as a discretionary bonus up to a maximum amount of 100% of his base salary in any calendar year, based upon the achievement by Mr. Caldwell of pre-determined performance targets set by our Board of Directors. Grant of any such bonus shall be in the sole discretion of the Board of Directors and any bonus shall be earned only after grant thereof by the Board of Directors. Mr. Caldwell’s eligibility to receive such bonus is conditioned upon his continued employment, both at the time the Board of Directors considers the grant of bonuses and at the time such bonuses are actually granted and paid. Mr. Caldwell is also entitled to participate in any benefit plans and policies (including, medical, dental, disability, insurance, retirement savings plans or other fringe benefit plans or policies) as we may make available to, or have in effect for, our senior executives.

Hal Kirby

On January 11, 2008, Allied Nevada entered into an employment agreement with Hal Kirby, our Executive Vice President and Chief Financial Officer. Pursuant to the terms of his employment agreement, the term of Mr. Kirby’s employment began effective as of April 16, 2007, and he shall continue to be employed by the Company on an “at-will” basis.

Pursuant to the terms of his employment agreement, Mr. Kirby receives an annual base salary in the amount of $275,000, as well as a discretionary bonus up to a maximum amount of 40% of his base salary in any calendar year, based upon the achievement by Mr. Kirby of pre-determined performance targets set by the our President and Chief Executive Officer and approved by our Board of Directors. Grant of any such bonus shall be in the sole discretion of the Board of Directors and any bonus shall be earned only after grant thereof by the President and Chief Executive Officer and approved by the Board of Directors. Mr. Kirby’s eligibility to receive such bonus is conditioned upon his continued employment, both at the time our Board of Directors considers the grant of bonuses and at the time such bonuses are actually granted and paid. Mr. Kirby is also entitled to participate in any benefit plans and policies (including, medical, dental, disability, insurance, retirement savings plans or other fringe benefit plans or policies) as we may make available to, or have in effect for, our senior executives.

Pursuant to his employment agreement, Mr. Kirby was reimbursed for relocation from his residence in Toronto, Ontario, Canada.

David Hill

On October 15, 2010, Allied Nevada entered into an employment agreement with David Hill, our Vice President, Metallurgical Services. Pursuant to the terms of his employment agreement, the term of Mr. Hill’s employment began effective as of November 2, 1009, and he shall continue to be employed by the Company on an “at-will” basis.

Pursuant to the terms of his employment agreement, Mr. Hill received an annual base salary in the amount of $162,000, as well as a discretionary bonus up to a maximum amount of 30% of his base salary in any calendar year, based upon the achievement by Mr. Hill of pre-determined performance targets set by our President and Chief Executive Officer and approved by the Board of Directors. Grant of any such bonus shall be in the sole discretion of the Board of Directors and any bonus shall be earned only after grant thereof by our President and Chief Executive Officer and approved by the Board of Directors. Mr. Hill’s eligibility to receive such bonus is conditioned upon his continued employment, both at the time our Board of Directors considers the grant of bonuses and at the time such bonuses are actually granted and paid. Mr. Hill is also entitled to participate in any benefit plans and policies (including, medical, dental, disability, insurance, retirement savings plans or other fringe benefit plans or policies) as we may make available to, or have in effect for, our senior executives.

Warren Woods

On March 16, 2009, Allied Nevada entered into an employment agreement with Warren Woods, our General Manager of Hycroft Operations. Pursuant to the terms of his employment agreement, the term of Mr. Woods’s employment began effective as of January 7, 2008, and he shall continue to be employed by the Company on an “at-will” basis.

Pursuant to the terms of his employment agreement, Mr. Woods receives an annual base salary in the amount of $185,000, as well as a discretionary bonus up to a maximum amount of 30% of his base salary in any calendar year, based upon the achievement by Mr. Woods of pre-determined performance targets set by our President and Chief Executive Officer and approved by the Board of Directors. Grant of any such bonus shall be in the sole discretion of the Board of Directors and any bonus shall be earned only after grant thereof by our President and Chief Executive Officer and approved by the Board of Directors. Mr. Woods’s eligibility to receive such bonus is conditioned upon his continued employment, both at the time our Board of Directors considers the grant of bonuses and at the time such bonuses are actually granted and paid. Mr. Woods is also entitled to participate in any benefit plans and policies (including, medical, dental, disability, insurance, retirement savings plans or other fringe benefit plans or policies) as we may make available to, or have in effect for, our senior executives.

David C. Flint

On October 9, 2008, Allied Nevada entered into an employment agreement with David Flint, our Vice President, Explorations. Pursuant to the terms of his employment agreement, the term of Mr. Flint’s employment began effective as of August 1, 2007, and he was employed by the Company on an “at-will” basis.

Pursuant to the terms of his employment agreement, Mr. Flint received an annual base salary in the amount of $164,000, as well as a discretionary bonus up to a maximum amount of 25% of his base salary in any calendar year, based upon the achievement by Mr. Flint of pre-determined performance targets set by our President and Chief Executive Officer and approved by the Board of Directors. Grant of any such bonus was in the sole discretion of the Board of Directors and any bonus was earned only after grant thereof by our President and Chief Executive Officer and approved by the Board of Directors. Mr. Flint’s eligibility to receive such bonus was conditioned upon his continued employment, both at the time our Board of Directors considers the grant of bonuses and at the time such bonuses are actually granted and paid. Mr. Flint was also entitled to participate in any benefit plans and policies (including, medical, dental, disability, insurance, retirement savings plans or other fringe benefit plans or policies) as we may make available to, or have in effect for, our senior executives.

As a condition to their employment with Allied Nevada and their receipt of the compensation and benefits described above, as well as under the following heading “Payments Upon Termination or Change of Control”, each of Messrs. Caldwell, Kirby, Doyle, Woods and Flint were required to execute and deliver a Employee Nondisclosure, Noncompetition, Nonsolicitation and Inventions Agreement, a form of which was attached to their individual employment agreements. Under the latter agreement, each of these executives has agreed that during his employment and for one year following termination of his employment with Allied Nevada, he will not carry on business in the State of Nevada which is similar to or in any way competitive with our mineral property-related business, including business conducted with potential joint venture partners with which Allied Nevada is or was actively pursuing a potential business relationship during the applicable period.

Payments Upon Termination or Change of Control

The following table sets forth the payments upon termination or change of control that would have been owed to the persons listed below, assuming such an event occurred as of December 31, 2010 and a price per share of $26.31, the closing price of the Company’s common stock on the NYSE Amex on December 31, 2010:

Name	Termination Without Cause or by Executive for Good Reason ($)	Death or Disability ($)	Voluntary Termination by the Executive (other than for Good Reason) ($)(1)	Termination after change of control ($)

Scott A. Caldwell
Salary	1,100,000	—	41,667	1,100,000
Target bonus payout	1,100,000	—	—	1,100,000
Medical benefit continuation	36,000	—	—	36,000
Equity acceleration	—	—	—	4,318,357
Life insurance	—	50,000	—	—
Total	2,236,000	50,000	41,667	6,554,357

Hal D. Kirby
Salary	600,000	—	25,000	650,000
Target bonus payout	300,000	—	—	325,000
Medical benefit continuation	36,000	—	—	36,000
Equity acceleration	—	—	—	2,266,177
Life insurance	—	50,000	—	—
Total	963,000	50,000	25,000	3,277,177

Name	Termination Without Cause or by Executive for Good Reason ($)	Death or Disability ($)	Voluntary Termination by the Executive (other than for Good Reason) ($)(1)	Termination after change of control ($)
David Hill
Salary	—	—	15,000	180,000
Target bonus payout	—	—	—	54,000
Medical benefit continuation	—	—	—	6,000
Equity acceleration	—	—	—	465,687
Life insurance	—	50,000	—	—
Total	—	50,000	15,000	705,687

Warren Woods
Salary	—	—	15,833	190,000
Target bonus payout	—	—	—	57,000
Medical benefit continuation	—	—	—	9,000
Equity acceleration	—	—	—	1,302,639
Life insurance	—	50,000	—	—
Total	—	50,000	15,833	1,563,639

David C. Flint
Salary	—	—	20,000	240,000
Target bonus payout	—	—	—	72,000
Medical benefit continuation	—	—	—	9,000
Equity acceleration	—	—	—	584,082
Life insurance	—	50,000	—	—
Total	—	50,000	20,000	905,082

(1)

Assumes the Company immediately accepts the employee’s termination, elects to waive its right to a 30-day notice period and relieves the employee of any obligation to perform duties during the 30-day notice period. Amount reflects the payment of the employee’s compensation and benefits for the term of the 30-day notice period, which is the maximum amount that can be paid to an employee upon voluntary termination (other than for good reason).

Each of the employment agreements entered into between Allied Nevada and Messrs. Caldwell, Kirby, Hill, Woods and Flint contain provisions which entitle each of them to payments following termination of their employment in certain circumstances, as described below.

Termination by Allied Nevada Without Cause or by the Executive for Good Reason

Each of the employment agreements between us and Messrs. Caldwell and Kirby, provides that, in the event their employment is terminated by Allied Nevada other than for “cause” (as defined below), or is terminated by any of them for “good reason” (as defined below), they are entitled to receive payment from the Company, when due, of unpaid base salary, expense reimbursements and vacation days accrued prior to the date of such termination and will also receive, in exchange for execution and delivery to Allied Nevada of a separation agreement and general release, the following severance benefits: (a) a lump sum severance equal to (i) 2 times their respective base salary then in effect, plus (ii) 2 times their respective target bonus for the year in which employment is so terminated, in each case payable promptly following the tenth day after delivery to Allied Nevada of an executed separation agreement and general release; (b) payment of premiums for continuation of health insurance coverage under COBRA (or state equivalent) up to a maximum amount of $36,000; and (c) continued vesting for a 2 year period of any unvested options and/or restricted share units granted previously to either of them, consistent with and subject to the terms and conditions of the RSU Plan and the Company’s Stock Option Plan. The employment agreements of Messrs. Hill, Woods and Flint do not provide any benefits upon termination not for cause or by the executive for good reason.

“Good Reason” is defined under each employment agreement as termination by any of Messrs. Caldwell or Kirby, of their employment not later than one year following the occurrence of any of the following events:

•

A substantial reduction in their respective duties or responsibilities or a material change in their respective reporting responsibilities or title, except those changes generally affecting all members of Allied Nevada’s management;

•	A substantial reduction by Allied Nevada in their respective annual compensation then in effect, except those changes generally affecting all members of Allied Nevada’s management; or

•

A substantial adverse change in their participation in benefits under any benefit plan of Allied Nevada, including pursuant to their individual employment agreement, except those changes generally affecting all members of Allied Nevada’s management.

“Cause” is defined under each employment agreement as the taking of any of the following actions by or against Messrs. Caldwell, Kirby, Hill, Woods or Flint:

•	Commission of an act of fraud or dishonesty which may or does adversely affect Allied Nevada;

•

Conviction or plea of guilty or nolo contendere to or engaging in any felony or crime involving moral turpitude, fraud, misrepresentation or other crime and/or indictment for a crime that, in the reasonable opinion of Allied Nevada, affects the individuals’ ability to perform the duties set forth in his employment agreement and/or reflects negatively upon Allied Nevada;

•

Unauthorized disclosure of the Company’s Proprietary Information, as defined in the Employee Nondisclosure, Noncompetition, Nonsolicitation and Inventions Agreement which results or could have been reasonably foreseen to result, in a material loss to Allied Nevada.

•

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

Termination by Allied Nevada for Cause or in the Event of Death or Disability

Pursuant to the employment agreements with each of Messrs. Caldwell, Kirby, Hill, Woods and Flint, in the event their employment with Allied Nevada is terminated for “cause” or due to the death or “disability” (as defined below) of any of them, they (or their estate, as applicable) will be entitled to receive payment from the Company, when due, of any unpaid base salary, expense reimbursements and vacation days accrued prior to such termination. Further, in the event their employment with Allied Nevada is terminated as the result of the death or disability of any of them, they (or their estate, as applicable) will be entitled to receive long term disability or life insurance benefits, in the form maintained by Allied Nevada at such time and in which they participated at the time of such termination.

“Disability” is defined under each employment agreement as any illness, injury, accident or condition of either a physical or mental nature as a result of which any of Messrs. Caldwell, Kirby, Hill, Woods and Flint are unable to perform the essential functions of his duties and responsibilities for 90 days during any period of 365 consecutive calendar days or for any consecutive 90-day period.

Voluntary Termination by the Executive

In the event that any of Messrs. Caldwell, Kirby, Hill, Woods or Flint decide to voluntarily terminate their employment with Allied Nevada without “good reason” upon 30 days’ written notice, Allied Nevada, in its discretion, may elect to relieve the employee of any obligation to perform duties during the notice period, waive the notice period and immediately accept termination of the employee’s employment. Should the Company make such election, the Company shall nonetheless continue his compensation and benefits for the term of the notice period, except that no bonus shall be earned or awarded during and after the notice period.

Payments Upon a Change of Control

In addition to the severance obligations described above, each of the employment agreements entered into between Allied Nevada and Messrs. Caldwell, Kirby, Hill, Woods and Flint contain provisions which entitle each of them to certain payments upon a “change of control” (as defined below) of Allied Nevada.

In the event of a “change of control” (as defined below) and the involuntary termination of employment during the one-year period thereafter by Allied Nevada (or any successor entity) other than for “cause”, or by Messrs. Caldwell, Kirby, Hill, Woods and Flint for “good reason”, they will be entitled to payment from the Company (or any successor entity), when due, of unpaid base salary, expense reimbursements and vacation days accrued prior to the date of such termination and will also receive, in exchange for execution and delivery to Allied Nevada of a separation agreement and general release, the following benefits:

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

•

Pursuant to the employment agreements with Messrs. Hill, Woods and Flint (a) a lump sum severance equal to (i) 12 months of their respective base salary then in effect, payable within 30 days following delivery to Allied Nevada of an executed separation agreement and general release, plus (ii) 1.0 times their respective target bonus for the year in which employment is so terminated, (b) payment of premiums for continuation of health insurance coverage under COBRA (or state equivalent) up to a maximum amount of $9,000, and (c) immediate vesting of any unvested options and/or RSUs granted previously to them, consistent with and subject to the terms and conditions of the RSU Plan and the Option Plan.

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

Compensation of Non-Employee Directors

Pursuant to the compensation program for our non-executive directors, each non-executive member of our Board of Directors receives the following cash compensation for board services, as applicable:

•	$90,000 per year for service as Chairman;

•	$50,000 per year for service as Audit Committee Chairman;

•	$35,000 per year for services as chairman of other committees;

•	$25,000 per year for services as directors for non-chairman;

•	$5,000 per year per committee for service as committee member; and

•	$1,000 for each board meeting attended.

In addition, the Deferred Phantom Unit (“DPU”) Plan was adopted by the Board of Directors in 2009 as an alternative to granting stock options or stock awards. Under the DPU Plan, non-executive directors receive a grant of DPUs on the last day of each fiscal quarter, or such other date recommended by the Compensation Committee and confirmed by the Board. Each DPU has the same value as one Allied Nevada common share. DPUs must be retained until the director leaves the Board, at which time the cash value of the DPUs will be paid out. In the event dividends are declared and paid, additional DPUs would be credited to reflect dividends paid on Allied Nevada’s common shares.

Fiscal 2010 Compensation of Non-Executive Directors Table

The table below sets forth information regarding compensation earned by non-executive directors as compensation for their service to the Company during the fiscal year ended December 31, 2010:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)		All Other Compensation ($)		Total ($)
Robert Buchan	95,000	2,820,000	(2)	100,000	(3)	3,015,000
John W. Ivany	50,000	—		—		50,000
Cameron A. Mingay	45,000	—		—		45,000
Terry M. Palmer	55,000	—		—		55,000
Carl Pescio	35,000	—		—		35,000
D. Bruce Sinclair	45,000	—		—		45,000
Robert G. Wardell	45,000	—		—		45,000

(1)	As of December 31, 2010, the following non-executive directors had the following number of equity-based awards outstanding:

•

Mr. Buchan had 300,000 restricted stock units that were vested as 12/31/2010. In addition, Mr. Buchan had 150,000 restricted stock units that were not vested as of 12/31/10. 50,000 of such unvested restricted stock units will vest on each of 7/1/2011, 7/1/2012 and 7/1/2013. In addition, Mr. Buchan had 350,000 options, all of which were vested as of 12/31/2010.

•	Mr. Ivany had 100,000 options, all of which were vested as of 12/31/2010.

•	Mr. Mingay had 40,000 options, all of which were vested as of 12/31/2010.

•	Mr. Palmer had no options as of 12/31/2010.

•	Mr. Pescio had 150,000 options, all of which were vested as of 12/31/2010.

•	Mr. Sinclair had 50,001 options, all of which were vested as of 12/31/2010.

•	Mr. Wardell had no options as of 12/31/2010.

(2)

Aggregate grant date fair value calculated in accordance with FASB ASC Topic 718. On July 1, 2010, Mr. Buchan was awarded 150,000 RSUs, which vest in equal portions on each July 1 of 2011, 2012 and 2013. The RSU value is based upon the fair value of the Company’s stock on the date of grant.

(3)	On June 20, 2010, Mr. Buchan was granted a cash bonus of $100,000. Mr. Buchan donated the $100,000 bonus to charity.

In addition to the compensation set forth in the table above, in 2010, the Company granted an aggregate of 15,250 DPUs to each of Robert Buchan, John W. Ivany, Cameron A. Mingay, Robert G. Wardell, Carl Pescio, D. Bruce Sinclair and Terry M. Palmer, for a total aggregate of 106,750 DPUs granted to all non-executive directors during 2010. The aggregate accounting value of these awards as of December 31, 2010 was $2,808,593, and the accounting value on a per-director basis was $401,228.

Including the grants of DPU’s since inception of the program, at December 31, 2010, the Company has granted a total of 238,000 DPUs with an aggregate accounting value of $6,261,780. This represents 34,000 DPU awards per director, each with an accounting value of $894,540.

Compensation Committee Interlocks and Insider Participation

No member of Allied Nevada’s Compensation Committee was, during the fiscal year ended December 31, 2010, or currently is, an officer or employee of Allied Nevada or any of its subsidiaries or affiliates. No executive officer of Allied Nevada was during 2010, or currently is, a director or a member of the Compensation Committee of another entity having an executive officer who is a director or a member of our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock, as of April 27, 2011, by each person known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock. The percentage of beneficial ownership is based on 89,076,376 shares of the Company’s common stock outstanding as of April 27, 2011. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to our knowledge, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. The information provided in this table is based on our records and information filed with the SEC, unless otherwise noted.

	Common Stock
Name and Address of Beneficial Owner	Number of Allied Nevada Shares Beneficially Owned(1)		Percentage of Class
BlackRock Inc.	4,644,442	(2)	5.2%
Goodman & Company, Investment Counsel Ltd.	6,340,900	(3)	7.1%
Royce & Associates, LLC	9,119,729	(4)	10.2%
Carl Pescio and Janet Pescio	5,450,000	(5)	6.1%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with Rule 13d-3(d)(1) under the Exchange Act, the applicable ownership total for each person is based on the number of shares of common stock held by such person as of April 27, 2011, plus any securities to which such person has the right to acquire beneficial ownership within 60 days of April 27, 2011, including those securities held by such person exercisable for or convertible into common stock within 60 days after April 27, 2011. Unless otherwise noted, each of the persons is the record owner of the common stock beneficially held by such person.

(2)	The address of BlackRock Inc. is 40 East 52nd Street, New York, New York 10022. The information is based on the Schedule 13G filed by BlackRock Inc. on February 3, 2011.
(3)

The address of Goodman & Company, Investment Counsel Ltd., is One Adelaide Street East, 29th Floor, Toronto, Ontario M5C 2V9 Canada. The information is based on the amended Schedule 13G filed by Goodman & Company, Investment Counsel Ltd. on March 7, 2011.

(4)	The address of Royce & Associates, LLC is 745 Fifth Avenue, New York, New York 10151. The information is based on the Schedule 13G filed by Royce & Associates, LLC on January 11, 2011.
(5)

Carl Pescio is a director of the Company. The address of Carl and Janet Pescio is c/o Allied Nevada Gold Corp., 9790 Gateway Drive, Suite 200, Reno, Nevada 89521. Shares are beneficially owned by Carl Pescio and his wife, Janet Pescio. Includes 150,000 shares underlying options that are exercisable within 60 days of April 27, 2011.

Security Ownership of Management

The following table sets forth certain information regarding beneficial ownership of common stock as of April 27, 2011 by (i) each of the Company’s named executive officers, directors and nominees, individually and (ii) the Company’s executive officers and directors, as a group. The percentage of beneficial ownership is based on 89,076,376 shares of common stock outstanding as of April 27, 2011. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to our knowledge, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. The information provided in this table is based on our records and information filed with the SEC, unless otherwise noted. The business address of each person set forth in the table below is 9790 Gateway Drive, Suite 200, Reno, Nevada 89521.

	Common Stock
Name	Number of Allied Nevada Shares Beneficially Owned(1)		Percentage of Class
Carl Pescio	5,450,000	(2)	6.1%
Director

Robert M. Buchan	2,714,800	(3)	2.7%
Chairman of the Board and Director

Scott A. Caldwell	164,330	(4)	*
President and Chief Executive Officer and Director

Hal D. Kirby	88,266		*
Executive Vice President and Chief Financial Officer

David Hill	5,900	(5)	*
Vice President of Metallurgical Services

Warren Woods	34,633	(6)	*
Vice President and Hycroft General Manager

David C. Flint	53,607	(7)	*
Vice President, Explorations

John W. Ivany	110,000	(8)	*
Director

Cameron A. Mingay	40,000	(9)	*
Director

Terry M. Palmer	0		*
Director

D. Bruce Sinclair	50,001	(10)	*
Director

Robert G. Wardell	0		*

Director

All executive officers and directors as a group (16 persons)	8,763,478		9.7%

*	Represents less than 1% of the outstanding shares of common stock.
(1)

In accordance with Rule 13d-3(d)(1) under the Exchange Act, the applicable ownership total for each person is based on the number of shares of common stock held by such person as of April 27, 2011, plus any securities to which such person has the right to acquire beneficial ownership within 60 days of April 27, 2011, including those securities held by such person exercisable for or convertible into shares of common stock within 60 days after April 27, 2011. Unless otherwise noted, each of the persons is the record owner of the common stock beneficially held by such person.

(2)	Shares are beneficially owned by Carl Pescio and his wife, Janet Pescio. Includes 150,000 shares underlying options that are exercisable within 60 days of April 27, 2011.
(3)	Includes 350,000 shares underlying options that are exercisable within 60 days of April 27, 2011. Does not include 150,000 restricted stock units that will not vest within 60 days of April 27, 2011.
(4)	Includes 3,000 shares held for the benefit of Mr. Caldwell’s minor children and 4,386 shares underlying options that are exercisable within 60 days of April 27, 2011.
(5)	Does not include 11,800 restricted stock units that will not vest within 60 days of April 27, 2011.
(6)	Includes 18,667 shares underlying options that are exercisable within 60 days of April 27, 2011.
(7)	Includes 200 shares held for the benefit of a minor child, and 28,041 shares underlying options that are exercisable within 60 days of April 27, 2011.
(8)	Includes 100,000 shares underlying options that are exercisable within 60 days of April 27, 2011.
(9)	Includes 40,000 shares underlying options that are exercisable within 60 days of April 27, 2011.
(10)	Includes 50,001 shares underlying options that are exercisable within 60 days of April 27, 2011.

EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2010

Plan category Equity Compensation Plans Approved by Security Holders	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price or grant date fair value of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Allied Nevada Special Stock Option Plan(1)	26,728	$5.28	(2)	—	(3)
Allied Nevada 2007 Stock Option Plan	931,930	4.71		2,154,934	(4)
Allied Nevada Restricted Share Plan	957,901	10.42		2,154,934	(4)

Total	1,916,559	$7.57		2,154,934	(4)

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

(3)

The Company reserved a total of 619,550 shares of common stock for issuance upon exercise of options granted pursuant to the Allied Nevada Special Stock Option Plan, all of which shares are subject to options granted in connection with the Arrangement. All such options were granted pursuant to individual stock option agreements entered into between the Company and each participant, dated as of May 10, 2007. As of December 31, 2010, 525,999 shares of common stock subject to these options had been exercised, while options to purchase a total of 66,823 shares of common stock had expired unexercised. Pursuant to the terms of the Special Stock Option Plan, expired options are not available for reissuance.

(4)

The Company has reserved an aggregate total of 6,900,000 shares of common stock available for issuance under both the Allied Nevada 2007 Stock Option Plan and the Allied Nevada Restricted Share Plan. Such amount reflects the aggregate number of shares of common stock available for issuance under both such plans, less (i) the number of shares of common stock subject to outstanding RSUs, (ii) the number of shares of common stock subject to outstanding options (iii) the number of shares of common stock that have been issued upon the settlement of RSUs, and (iv) the number of shares of common stock that have been issued upon exercise of options.

For a brief description of the material features of each plan, please see footnote 16 to the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Provision of Legal Services

Cameron Mingay, an Allied Nevada director who was appointed in March 2007, is a partner at Cassels Brock& Blackwell LLP (“Cassels Brock”) of Toronto, Ontario, Canada, which since June 2007 has served as outside counsel to Allied Nevada in connection with Canadian securities law matters. Allied Nevada has paid Cassels Brock an aggregate of $294,000 for legal services rendered during the year ended December 31, 2010. In addition, $7,000 was owed to Cassels Brock at December 31, 2010.

Procedures for Approval of Transactions with Related Persons

In March 2007, we adopted a written policy relating to the approval of transactions with related persons. Before then, we did not have a written policy, and any such transactions were approved by our Board of Directors in accordance with applicable law.

Our written policy for the review of transactions with related persons requires review, approval or ratification of all transactions in which Allied Nevada is a participant and in which an Allied Nevada director, executive officer, a significant stockholder or an immediate family member of any of the foregoing persons has a direct or indirect material interest, subject to certain categories of transactions that are deemed to be pre-approved under the policy. As set forth in the policy, the pre-approved transactions include employment of executive officers, director compensation (in general, where such transactions are required to be reported in our filings pursuant to SEC compensation disclosure requirements), as well as transactions in the ordinary course of business where the aggregate amount involved is expected to be less than $5,000. All related party transactions will have to be reported for review by the Corporate Governance Committee of the Board of Directors. Transactions deemed to be pre-approved will not have to be reported to the Committee, except that transactions in the ordinary course of business must be submitted to the Committee for review at its next following meeting.

Following its review, the Committee will determine whether these transactions are in, or not inconsistent with, the best interests of Allied Nevada and our stockholders, taking into consideration whether they are on terms no less favorable to Allied Nevada than those available with other parties and the related person’s interest in the transaction. If a related party transaction is to be ongoing, the Corporate Governance Committee may establish guidelines for our management to follow in its ongoing dealings with the related person.

Independence of Directors

The Board of Directors will have a majority of directors who meet the criteria for independence required under any applicable laws, rules and regulations and the guidelines established by the Board of Directors. The Board of Directors is responsible for reviewing, on an annual basis, whether directors satisfy this independence requirement. Our Board of Directors has determined that the following directors are “independent” as required by NYSE Amex listing standards and NI 58-101: Mr. Palmer, Mr. Ivany, Mr. Mingay, Mr. Wardell and Mr. Sinclair.

Item 14. Principal Accountant Fees and Services.

Independent Auditors Fees

Aggregate fees billed by EKS&H for professional services rendered to us for the fiscal years ended December 31, 2010 and 2009 were 180,881 and $325,253, respectively. A breakdown of the fees paid by Allied Nevada is provided in the following table:

	Years ended December 31,
	2009	2010
Audit Fees(1)	$292,326	$312,902
Audit-Related Fees(2)	32,927	21,328
Tax Fees(3)	—	—
All Other Fees(4)	—	16,000

Total Fees	$325,253	$350,230

(1)

“Audit Fees” include fees billed by EKS&H for the integrated audit of the annual financial statements included in our annual report on Form 10-K and for the review of the financial statements included in our quarterly reports on Form 10-Q.

(2)	“Audit-Related Fees” include fees for services such as accounting consultations and review of other SEC filings.
(3)	EKS&H did not provide any tax-related services to the Company during the fiscal years ended December 31, 2010 and 2009.
(4)	“Other Fees” includes those related the EKS&H’s audit of the Company’s 401(K) Plan.

The Audit Committee has adopted procedures requiring the Audit Committee to review and approve in advance all engagements for services provided by the Company’s external accountants. For 2010 and 2009, all of the services related to amounts billed by the Company’s external accountants were pre-approved by the Audit Committee.

The Audit Committee has established procedures for engagement of EKS&H to perform services other than audit, review, and attest services. In order to safeguard the independence of EKS&H, prior to each engagement to perform such non-audit service, (a) management and EKS&H affirm to the Audit Committee that the proposed non-audit service is not prohibited by applicable rules, rules or regulations; (b) management describes the reasons for hiring EKS&H to perform the services; and (c) EKS&H affirms to the Audit Committee that it is qualified to perform the services. All services provided by EKS&H were permissible under applicable laws, rules, and regulations and were pre-approved by the Audit Committee in accordance with its procedures. None of the services related to the “Audit-Related Fees” described above were approved by the Audit Committee pursuant to the waiver of pre-approval provisions set forth in applicable rules of the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) Index to Exhibits

Exhibit Number	Description of Document

2.1(1)	Arrangement and Merger Agreement dated as of September 22, 2006, between Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio

2.2(2)	Amendment to Arrangement and Merger Agreement dated as of May 8, 2007, among Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio

3.1(1)	Certificate of Incorporation of the Registrant, dated September 14, 2006

3.2(1)	By-laws of the Registrant, dated September 22, 2006

10.1(3)	Form of Allied Nevada Gold Corp. Indemnification Agreement entered into between Allied Nevada Gold Corp. and the directors and officers parties thereto

10.2(3)	Allied Nevada Gold Corp. Special Stock Option Plan

10.3(4)	Allied Nevada Gold Corp. 2007 Stock Option Plan, as amended and restated June 17, 2009

10.4(4)	Allied Nevada Gold Corp. Restricted Share Plan, as amended and restated June 17, 2009

10.5(4)	Form of Restricted Share Right Grant Letter under the Allied Nevada Gold Corp. Restricted Share Plan

10.6(5)	Employment Agreement, dated as of January 11, 2008, between Allied Nevada Gold Corp. and Scott A. Caldwell

10.7(6)	Addendum No. 1 to Employment Agreement between Allied Nevada Gold Corp. and Scott A. Caldwell, dated December 29, 2008

10.8(5)	Employment Agreement, dated as of January 11, 2008, between Allied Nevada Gold Corp. and Hal D. Kirby

10.9(6)	Addendum No. 1 to Employment Agreement between Allied Nevada Gold Corp. and Hal D. Kirby, dated December 29, 2008

10.10*	Employment Agreement, dated as of October 15, 2010, between Allied Nevada Gold Corp. and David Hill

10.11(8)	Employment Agreement, dated as of March 16, 2009, between Allied Nevada Gold Corp. and Warren Woods

10.12(8)	Employment Agreement, dated as of October 9, 2008, between Allied Nevada Gold Corp. and David Flint

10.13*	Employment Agreement, dated as of October 15, 2010, between Allied Nevada Gold Corp. and Scott Anderson

10.14(8)	Employment Agreement, dated as of January 1, 2009, between Allied Nevada Gold Corp. and Steven Gill

10.15*	Employment Agreement, dated as of October 15, 2010, between Allied Nevada Gold Corp. and Deborah Lassiter

10.16*	Employment Agreement, dated as of October 15, 2010, between Allied Nevada Gold Corp. and Theresa Thom

10.17(9)	Letter Agreement between Allied Nevada Gold Corp. and James M. Doyle, effective as of March 31, 2010

10.18(10)	Credit Agreement, dated March 30, 2009, between Ionic Capital Corp., Allied Nevada Gold Corp. and Hycroft Resources & Development, Inc.

21(10)	Subsidiaries of the Registrant

23.1*	Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm

23.2*	Consent of Scott E. Wilson Consulting, Inc.

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed on the Registrant’s Annual Report on Form 10-K filed on February 28, 2011.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10, filed January 12, 2007.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 16, 2007.
(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, filed February 20, 2007.
(4)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed on May 15, 2009.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 15, 2008.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 31, 2008.
(7)	Incorporated by reference to the Registration’s Quarterly Report on Form 10-Q, filed May 10, 2010.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 5, 2010.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 3, 2009.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed March 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED NEVADA GOLD CORP.
Registrant

Date: April 29, 2011	By:	/s/ SCOTT A. CALDWELL
Scott A. Caldwell
President and Chief Executive Officer