Form 10-Q
period 2011-03-31
Allied Nevada Gold Corp.
filed 2011-05-05
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

89,215,938 shares of Common Stock, $0.001 par value, outstanding at May 4, 2011

ALLIED NEVADA GOLD CORP.

FORM 10-Q

For the Quarter Ended March 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except shares)

	(Unaudited)
	March 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$321,080	$337,829
Inventories - Note 3	10,818	9,978
Ore on leach pads - Note 4	55,400	49,357
Prepaids and other	7,364	7,405
Deferred tax asset, current	4,646	4,655

Current assets	399,308	409,224

Plant and equipment, net - Note 5	80,320	66,081
Mine development costs - Note 6	25,801	18,874
Restricted cash - Note 7	18,935	15,020
Other assets, non-current	2,237	2,292
Mineral properties - Note 8	35,478	35,522
Deferred tax asset, non-current	20,302	20,339

Total assets	$582,381	$567,352

Liabilities:
Accounts payable	$15,115	$14,924
Amounts due to related parties	10	7
Other liabilities, current - Note 9	1,718	1,732
Capital lease obligations, current - Note 10	5,342	3,215
Asset retirement obligation, current - Note 11	463	463

Current liabilities	22,648	20,341

Capital lease obligations, non-current - Note 10	19,334	11,104
Asset retirement obligation, non-current - Note 11	6,255	6,303
Other accrued liabilities non-current - Note 12	9,782	6,850

Total liabilities	58,019	44,598

Commitments and Contingencies - Note 19

Shareholders’ Equity:
Common stock - Note 13 ($0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: 89,019,053 at March 31, 2011 and 88,958,989 at December 31, 2010)	89	89
Additional paid-in-capital	584,781	583,354
Accumulated deficit	(60,508)	(60,689)

Total shareholders’ equity	524,362	522,754

Total liabilities and shareholders’ equity	$582,381	$567,352

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(US dollars in thousands, except shares and per share amounts)

	Three months ended March 31,
	2011	2010

Revenue - Note 14	$31,926	$23,459

Operating expenses:
Cost of sales (excludes depreciation, amortization, and accretion)	12,487	8,767

	19,439	14,692

Stripping costs	650	517
Depreciation and amortization	1,558	1,278
Exploration and land holding costs	8,060	3,851
Accretion	112	110
Corporate general and administrative	8,701	3,712

Income from operations	358	5,224

Interest income	15	12
Interest expense	(156)	(95)
Net foreign exchange gain	34	71
Other income	6	269

Income before income taxes	257	5,481

Income tax expense - Note 15	(76)	(1,827)

Net income	$181	$3,654

Earnings per share:
Basic:
Weighted average number of shares outstanding	89,297,423	74,090,347
Income per share - Note 16	$—	$0.05
Diluted:
Weighted average number of shares outstanding	90,787,927	76,223,649
Income per share - Note 16	$—	$0.05

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(US dollars in thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:

Net income	$181	$3,654

Adjustments to reconcile net income for the period to net cash provided by operating activities:
Depreciation and amortization	1,558	1,278
Accretion	112	110
Stock-based compensation	4,084	1,951
Gain on disposal of assets	(6)	—
Gain on recognition of deferred income	—	(269)

Change in operating assets and liabilities:
Inventories	(849)	(1,999)
Ore on leach pads	(4,739)	(5,059)
Prepaids and other assets	(759)	(409)
Deferred tax asset	46	1,614
Accounts payable and amounts due to related parties	194	239
Asset retirement obligation	(161)	—
Accrued liabilities and other	785	(268)

Net cash provided by operating activities	446	842

Cash flows from investing activities:
Additions to plant and equipment	(5,487)	(3,187)
Additions to mine development costs	(7,196)	(2,369)
Increase in restricted cash	(3,914)	(918)
Proceeds from other investing activities	40	5

Net cash used in investing activities	(16,557)	(6,469)

Cash flows from financing activities:
Proceeds on issuance of common stock	272	322
Repayments of principal on capital lease agreements	(910)	(328)

Net cash used financing activities	(638)	(6)

Net decrease in cash and cash equivalents	(16,749)	(5,633)
Cash and cash equivalents, beginning of period	337,829	91,581

Cash and cash equivalents, end of period	$321,080	$85,948

Supplemental cash flow disclosures:
Cash paid for interest	$244	$95
Non-cash financing and investing activities:
Mining equipment acquired by capital lease	$11,267	$—

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(US dollars in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2010	73,837,267	$74	$317,923	$(94,817)	$223,180
Shares issued under stock option plans	67,756	—	322	—	322
Stock-based compensation and RSU plan share issuances	12,000	—	1,030	—	1,030
Net income	—	—	—	3,654	3,654

Balance, March 31, 2010	73,917,023	$74	$319,275	$(91,163)	$228,186

Balance, January 1, 2011	88,958,989	$89	$583,354	$(60,689)	$522,754
Shares issued under stock option plans	56,064	—	272	—	272
Stock-based compensation and RSU plan share issuances	4,000	—	1,155	—	1,155
Net income	—	—	—	181	181

Balance, March 31, 2011	89,019,053	$89	$584,781	$(60,508)	$524,362

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

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

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and, with the exception of the new accounting pronouncements described in Note 2, follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Allied Nevada for the year ended December 31, 2010.

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

3. Inventories

The following table provides the components of inventories (in thousands):

	March 31, 2011	December 31, 2010
In-process inventory	$6,039	$6,159
Precious metals inventory	356	310
Materials and supplies inventory	4,423	3,509

	$10,818	$9,978

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

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

4. Ore on Leach Pads

The following table summarizes ore on leach pads and estimated recoverable gold ounces:

	March 31, 2011	December 31, 2010
Ore on leach pads (in thousands)	$55,400	$49,357
Estimated recoverable gold ounces	80,159	77,265

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

5. Plant and Equipment

The following table provides the components of plant and equipment (in thousands):

	Depreciable life or method	March 31, 2011	December 31, 2010
Mine equipment	3 -10 years	$74,197	$59,965
Buildings and leasehold improvements	3 - 10 years	6,003	4,410
Leach pads	Units of Production	19,094	19,094
Furniture, fixtures, and office equipment	2 - 3 years	1,112	1,049
Vehicles	3 - 5 years	1,555	1,447
Construction in progress and other		4,701	3,981

		106,662	89,946
Less: accumulated depreciation		(26,342)	(23,865)

		$80,320	$66,081

Construction in progress consists of capital items which are not yet completed and placed in service, which as of March 31, 2011, consists primarily of $1.5 million in expenditures for a maintenance building, $1.5 million in expenditures for leach pad expansion, $0.6 million in expenditures for process plant improvements, and $1.1 million in expenditures for other capital items.

Allied Nevada primarily depreciates its assets using a straight-line method over the useful lives of the assets ranging from two to ten years. The leach pads are depreciated on a units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves.

6. Mine Development Costs

The following table reflects the changes in mine development costs (in thousands):

	Three months ended March 31,
	2011	2010
Balance, beginning of year	$18,874	$10,389
Additions:
Mine development drilling and assaying	3,186	2,058
Pre-production stripping costs	3,080	—
EIS study and engineering costs	930	311

Amortization	(269)	(627)

Balance, end of period	$25,801	$12,131

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

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

7. Restricted Cash

Allied Nevada is required to collateralize obligations related to reclamation liabilities. Accordingly, the restricted cash balances and changes during the periods are summarized below (in thousands):

	Three months ended March 31,
	2011	2010
Balance, beginning of year	$15,020	$14,066
Additions	3,909	909
Interest	6	9

Balance, end of period	$18,935	$14,984

In February 2011, we received a notification from the Bureau of Land Management (“BLM”) of a revised total reclamation cost estimate to expand mining operations and address exploration disturbances at the Hycroft Mine. This notification resulted in the Company increasing its surety bond for the benefit of the BLM by $3.9 million, which is collateralized by restricted cash in the same amount.

8. Mineral Properties

The following table summarizes the Company’s mineral properties and changes during the periods (in thousands):

	Three months ended March 31,
	2011	2010

Balance, beginning of year	$35,522	$35,845

Amortization - royalty rights	(44)	(171)

Balance, end of period	$35,478	$35,674

The recoverability of the carrying values of the Company’s mineral properties is dependent upon the successful start-up and commercial production from, or sale, or lease of, these properties and upon economic reserves being discovered or developed on the properties. The Company believes that the fair value of its mineral properties exceeds the carrying value; however, events and circumstances beyond the control of management may mean that a write-down in the carrying values of the Company’s properties may be required in the future as a result of evaluation of gold mineralized material and application of a ceiling test which is based on estimates of gold mineralized material, exploration land values, future advanced minimum royalty payments and gold prices. Royalty rights with a historical total cost of $3.5 million are amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves at the Hycroft Mine.

9. Other Liabilities, Current

The following table summarizes the components of other current liabilities (in thousands):

	March 31, 2011	December 31, 2010
Accrued liabilities and other
Accrued compensation	$815	$1,016
Contractor holdbacks	360	239
Employment taxes payable	327	397
Other	216	80

Total accrued liabilities and other	$1,718	$1,732

10. Capital Lease Obligations

During the three months ended March 31, 2011, the Company entered into three capital leases for the purchase of mining equipment and now has a total of thirteen capital leases, most of which have 60-month terms. The weighted average implicit interest rate for these capital leases is approximately six percent.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Assets under capital leases are included in Plant and Equipment (Note 5) and are summarized in the table below (in thousands):

	March 31, 2011	December 31, 2010
Mine equipment	$29,079	$17,212
Less: accumulated depreciation	(3,260)	(2,471)

Net assets under capital leases	$25,819	$14,741

During the three months ended March 31, 2011, the Company capitalized $0.1 million of interest expense from capital leases.

The following is a summary of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 31, 2011 (in thousands):

Fiscal Year	Minimum Lease Payment
2011	$5,000
2012	6,604
2013	6,324
2014	5,552
2015	4,230
2016	292
Less: interest	(3,326)

Net minimum lease payments under capital leases	24,676
Less: current portion	(5,342)

Long-term portion of net minimum lease payments	$19,334

11. Asset Retirement Obligation

Changes to the Company’s asset retirement obligation are summarized below (in thousands):

	Three months ended March 31,
	2011	2010
Balance, beginning of year	$6,766	$6,643
Accretion	112	110
Reclamation expenditures	(160)	—

Balance, end of period	6,718	6,753
Less: current portion	(463)	(476)

Non-current portion	$6,255	$6,277

Reclamation obligations are secured by surety bonds or irrevocable standby letters of credit in amounts determined by applicable federal and state regulatory agencies. These surety bonds and irrevocable standby letters of credit are in turn secured by cash collateral. See Note 7 “Restricted Cash”.

12. Other Accrued Liabilities, Non-Current

As of March 31, 2011, other accrued liabilities totaled $9.8 million, of which $9.2 million was for the Company’s Deferred Phantom Unit Plan (the “DPU Plan”).

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

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the number of the Company’s DPUs and changes during the periods:

	Three months ended March 31,
	2011	2010
Outstanding, beginning of year	238,000	131,250
Granted	21,000	43,750

Outstanding, end of period	259,000	175,000

DPUs are recorded at fair value on the quarterly award date and are adjusted for changes in fair value. The fair value of amounts granted each period, together with the change in fair value, is expensed. DPU expense recognized during the three month periods ended March 31, 2011 and 2010, totaled $2.9 million and $0.9 million, respectively. The aggregate fair value of the 259,000 DPUs outstanding at March 31, 2011 totaled $9.2 million.

13. Shareholders’ Equity

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

The table below is a summary of changes to the 2007 Stock Option Plan for the periods indicated:

	Three months ended March 31,
	2011			2010
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	931,930	$4.71		2,358,143	$4.80
Canceled/expired	(2,000)	2.43		—
Exercised	(47,500)	4.39		(57,733)	5.50

Outstanding, end of period	882,430	4.76	5.0	2,300,410	4.78	5.8

Exercisable, end of period	858,430	$4.76	5.0	1,095,566	$4.83	5.7

During the three months ended March 31, 2011 and 2010, a total of 35,001 options vested in each period. During the three months ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense of $24,000 and $0.7 million, respectively, for options granted pursuant to the 2007 Stock Option Plan. At March 31, 2011 and 2010, there was approximately $19,000 and $0.9 million, respectively, of unrecognized stock-based compensation cost relating to outstanding unvested options. No options were granted in either of the three months ended March 31, 2011 or 2010.

Description of Restricted Share Plan

See “Allied Nevada 2007 Stock Option Plan and Valuation of Stock Options” for the number of shares of common stock that are reserved for issuance under the RSU Plan. A restricted share unit (“RSU”) is granted subject to a restricted period (“Restricted Period”) as determined by the Compensation Committee upon grant. A RSU is exercised automatically and a share of Allied Nevada common stock is issued for no additional consideration on the later of the end of a Restricted Period or in the case of Canadian residents, a date determined by the eligible participant that is after the Restricted Period and before a participant’s retirement date or termination date (a “Deferred Payment Date”).

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below is a summary of changes to the Restricted Share Plan for the periods indicated:

	Three months ended March 31,
	2011		2010
	Number of RSUs	Weighted Average Remaining Restricted Period (years)	Number of RSUs	Weighted Average Remaining Restricted Period (years)
Outstanding on January 1,	957,901		827,500
Granted	239,562		190,800
Vested/issued	(196,459)		(12,000)
Canceled/expired	(6,000)		(101,533)

Outstanding, end of period	995,004	2.2	904,767	1.6

Vested, end of period	492,459	—	314,766	—

The RSU values are based upon the fair value of the Company’s stock on the date of grant, less estimated forfeitures. The restricted share units are expensed over the requisite service periods. The total stock-based compensation expense recognized under the RSU Plan during the three month periods ended March 31, 2011 and 2010 was $1.1 million and $0.4 million, respectively. At March 31, 2011 and 2010, there was approximately $12.8 million and $6.1 million, respectively, of unrecognized stock-based compensation cost relating to outstanding restricted share units.

RSUs

RSUs vest annually over three years, until fully vested on the third anniversary of the grant date. 43,300 RSUs were granted during the three months ended March 31, 2011.

Performance RSUs

Performance RSUs vest over three years and are subject to performance based vesting criteria determined in advance for each year by the Compensation Committee of the Board of Directors. 196,262 performance RSUs were granted during the three months ended March 31, 2011.

Description of Special Stock Option Plan

The Special Stock Option Plan (the “Special Plan”), was adopted by the Board of Directors in February 2007, governs the grant of stock options (the “Special Options”) to purchase shares of Allied Nevada common stock (the “Shares”), pursuant to Vista’s 2007 transfer of mining properties and related assets to Allied Nevada in exchange for Special Options. The Special Options were granted to holders of options to purchase common shares of Vista (the “Vista Options”) under Vista’s Stock Option Plan as of the closing of an Arrangement Agreement.

The table below is a summary of changes in the Special Stock Option Plan for the periods indicated:

	Three months ended March 31,
	2011			2010
	Number of Special Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Special Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	26,728	$5.28		60,138	$4.41
Exercised	(11,564)	5.52		(10,023)	3.75

Outstanding, end of period	15,164	5.13	0.3	50,115	4.60	1.2

Exercisable, end of period	15,164	$5.13	0.3	50,115	$4.60	1.2

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Common Stock

The authorized share capital of Allied Nevada consists of 100,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2011, there were 89,019,053 shares of common stock issued and outstanding.

Preferred Stock

The authorized share capital of Allied Nevada includes 10,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of March 31, 2011, no shares of preferred stock have been issued.

14. Revenue

The Company recognizes revenue on gold and silver sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, the metal is delivered, the title has transferred to the customer, and collectability is reasonably assured. The table below is a summary of the Company’s gold and silver sales for the three months ended March 31, 2011 and 2010 (in thousands).

	Three months ended March 31,
	2011	2010
Gold Sales	$29,907	$22,604
Silver Sales	2,019	855

Total	$31,926	$23,459

15. Income Tax Expense

Allied Nevada accounts for interim income taxes in accordance with ASC 740. For the three months ended March 31, 2011, Allied Nevada recorded an estimated tax expense of approximately $0.1 million, based on an effective rate of 29.4%. Estimated tax expense during the same period of 2010 was $1.8 million based on an effective tax rate of 33.3%. The effective tax rate for 2011 is different than the United States statutory rate of 35% primarily due to permanent differences between income tax and financial reporting treatment of certain transactions. The effective tax rate for 2010 is different than the United States statutory rate of 35% primarily due to permanent differences between income tax and financial reporting treatment of certain transactions and an increase in the valuation allowance on Alternative Minimum Tax (AMT) credits generated during the period.

16. Earnings Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three months ended March 31,
	2011	2010
Net income available to common shareholders	$181	$3,654

Basic:
Weighted average number of shares outstanding	89,297	74,090
Income per share	0.00	0.05

Diluted:
Weighted average number of shares outstanding	90,788	76,224
Income per share	0.00	0.05

The computation of the basic income per share includes within the weighted average number of shares outstanding 492,459 and 326,766 vested restricted share units that were not issued as of March 31, 2011 and 2010, respectively.

At March 31, 2011, there were 882,430 options granted under the Allied Nevada Stock Option Plan outstanding, 15,164 options granted under the Allied Nevada Special Stock Option plan outstanding, and 695,004 unvested restricted share units outstanding that were included in the diluted income per share for the three months ended March 31, 2011.

At March 31, 2010, there were 2,300,410 options granted under the Allied Nevada Stock Option Plan outstanding, 50,115 options granted under the Allied Nevada Special Stock Option plan outstanding, and 585,800 unvested restricted share units outstanding that were included in the diluted income per share for the three months ended March 31, 2010.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

17. Segment Information

Allied Nevada is currently engaged in the operation of the Hycroft Mine and the evaluation, acquisition, exploration, and advancement of gold exploration and development projects in Nevada. The Company identifies its reportable segments as those consolidated mining operations or functional groups that represent more than 10% of the combined revenue, profit or loss or total assets of all reported operating segments. Consolidated mining operations or functional groups not meeting this threshold are aggregated at the corporate level for segment reporting purposes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. Segment information as of and for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

As of and for the three months ended March 31,	Hycroft Mine	Exploration	Corporate and Other	Total
2011
Sales	$31,926	$—	$—	$31,926
Income (loss) from operations	17,172	(8,059)	(8,755)	358
Interest income	6	—	9	15
Interest expense	(156)	—	—	(156)
Gain on foreign exchange	—	—	34	34
Other income	6	—	—	6

Income (loss) before taxes	17,028	(8,059)	(8,712)	257
Total assets	214,194	33,711	334,476	582,381
Capital expenditures	16,670	46	37	16,753

2010
Sales	$23,459	$—	$—	$23,459
Income (loss) from operations	12,821	(3,851)	(3,746)	5,224
Interest income	9	—	3	12
Interest expense	(95)	—	—	(95)
Gain on foreign exchange	—	—	71	71
Other income	—	269	—	269

Income (loss) before taxes	12,735	(3,582)	(3,672)	5,481
Total assets	124,537	33,594	99,711	257,842
Capital expenditures	6,267	7	32	6,306

18. Fair Value Measurements

The Company’s financial instruments, including cash and cash equivalents and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. During the three months ended March 31, 2011, the Company did not have any assets or liabilities measured under the fair value hierarchy.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

19. Commitments and Contingencies

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

The following management’s discussion and analysis of the consolidated operating results and financial condition of Allied Nevada Gold Corp. (“Allied Nevada”) for the three month period ended March 31, 2011 has been prepared based on information available to us as of May 4, 2011. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of the Company for the year ended December 31, 2010 and the related notes thereto filed with the Company’s annual report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Operations

Key operating statistics for the three months ended March 31, 2011, compared with the same period in 2010, are as follows:

	Three months ended March 31,
	2011	2010

Total material mined (thousands of tons)	7,780	5,319

Ore grade - gold (oz/ton)	0.014	0.023
Ore grade - silver (oz/ton)	0.197	0.359

Ounces produced - gold	20,718	22,704
Ounces produced - silver	61,751	53,491

Ounces sold - gold	21,341	20,439
Ounces sold - silver	59,566	50,937

Average realized price - gold ($/oz)	$1,402	$1,108
Average realized price - silver ($/oz)	$34	$17

Average spot price - gold ($/oz)	$1,386	$1,109
Average spot price - silver ($/oz)	$32	$17

Cost of sales, net of byproduct credits[1] (thousands)	$10,468	$7,912
Cost of sales per ounce of gold sold[1]	$491	$387

The Hycroft Mine produced 20,718 ounces of gold and 61,751 ounces of silver in the first quarter of 2011, in-line with expectations. Per previously stated guidance, production is expected to strengthen throughout 2011 as the impact of implementing the accelerated mining plan begins to take effect. First quarter 2011 sales were slightly better than planned with 21,341 ounces of gold and 59,566 ounces of silver sold. The mine reported no safety or environmental incidents in the first quarter of 2011. Hycroft mined 7.8 million tons of material in the first quarter of 2011, including 3.0 million tons of ore at average grades of 0.014 opt gold and 0.197 opt silver. Average grades mined were lower in the first quarter of 2011, as expected, when compared with the same period in 2010 as the mine moves through a lower grade phase of the Brimstone pit. Waste tons moved in the first quarter of 2011 totaled 4.8 million tons and included 1.6 million tons of pre-strip material from a new mining area, the Cut-5 pit. The mine placed approximately 41,130 contained ounces of gold (recoverable – 23,280 ounces) and 583,100 ounces of silver (recoverable – 58,310 ounces) on the leach pads in the first quarter of 2011.

We believe that implementation of the accelerated heap leach mining expansion plan is progressing well. Expansion of the Merrill-Crowe plant to increase solution processing capacity from 3,500 gpm to 5,000 gpm began in the first quarter of 2011. Ground preparation to begin mining in a new area of Hycroft, Cut-5, began in January. Construction of a new truck shop capable of servicing the larger mining equipment is progressing as planned. To date, five of the 320-ton trucks are operating as part of the accelerated heap leach mining expansion.

Cost of sales of $491 per ounce of gold sold1 was in-line with expectation for the first quarter. Costs are expected to decline throughout the remainder of the year to average within our previously guided range of $450-490 per ounce of gold sold. Stripping programs that began in 2010 to remove waste and allow access to an area of ore in the Brimstone pit and the new Cut-5 pit are nearing completion and should benefit costs for the remainder of the year as the waste to ore strip ratio declines below 1:1.

[1]	The terms “cost of sales per ounce of gold sold” and “cost of sales, net of byproduct credits” are non-GAAP financial measures. Please see the section on “Non-GAAP Measures” in this MD&A.

Exploration

At Hycroft, the Company completed 78,000 feet of drilling in 73 holes in the first quarter of 2011. The goal of the first quarter drill campaign was to continue infill and engineering drilling in support of the milling feasibility study, and initiate step out drilling north of Vortex (Albert Zone) and west of the Central Zone. The exploration program for the remainder of 2011 will focus on step-out drilling and property wide exploration with a goal of expanding the resource base.

At Hasbrouck, the Company drilled 41 holes in the first quarter of 2011 totaling 27,690 feet. As previously released, the Company discovered a high-grade zone at Hasbrouck, the Saddle Zone, highlighted by 585 feet grading 0.13 opt gold and 2.43 opt silver. The Company quickly began targeted drilling to begin to define and understand the magnitude of this discovery. As a result, the preliminary economic assessment, originally scheduled to be released in the first quarter has been postponed to allow for a review of these drill results and their potential impact on the envisioned operating scenario for Hasbrouck. The Company will revisit the preliminary economic assessment once it has a better understanding of the nature of the high-grade mineralization.

Results of Operations

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Allied Nevada had net income during the three months ended March 31, 2011 of $0.2 million compared to $3.7 million during the same period in 2010. The decrease in net income of $3.5 million is largely due to an increase of $5.0 million in corporate general and administrative costs, an increase of $4.2 million in exploration and land holding costs, and an increase of $3.7 million in cost of sales compared to the same period in 2010, which were partially offset by an increase of $8.4 million in revenue from the sale of gold and silver and a decrease of $1.7 million in income tax expense compared to the same period in 2010.

Revenue

Revenue increased $8.4 million to $31.9 million compared to $23.5 million in the same period of 2010. The increase was primarily attributable to a 902 ounce increase in gold sales and a $294 increase in the average realized price for gold to $1,402 per ounce compared to $1,108 per ounce in 2010. Additionally, we experienced an 8,629 ounce increase in silver sales and a $17 increase in the average realized price for silver to $34 per ounce compared to $17 per ounce in the same period of 2010.

Cost of sales

Cost of sales consists of mining and process costs, together with normal stripping costs that are variable costs of production. Cost of sales increased $3.7 million to $12.5 million compared to $8.8 million in the same period of 2010. The increase was primarily attributable to a $156 per ounce increase in the average cost of sales per ounce sold to $585 compared to $429 in the same period of 2010. The $156 increase in the average cost of sales per ounce is primarily attributable to the decrease in the ore grade mined throughout 2010 which increased the weighted average cost of sales per ounce.

Stripping costs

Stripping costs represent costs incurred in excess of those considered to be normal and are expensed as incurred. Stripping costs increased $0.1 million to $0.6 million compared to $0.5 million in the same period of 2010. Stripping costs increased in the 2011 period due to a 262,200 ton increase in the number of waste tons mined which was partially offset by a decrease in the average cost per ton mined.

Depreciation and amortization

Depreciation and amortization expense increased $0.3 million to $1.6 compared to $1.3 million in the same period of 2010. The increase was primarily due to an increase in plant and equipment in operation. There was a $38.8 million increase in mine equipment being depreciated using the straight-line method over the useful life and a $10.7 million increase in leach pads being depreciated on a units-of-production method compared to the same period of 2010.

Exploration and land holding costs

Exploration and land holding costs increased $4.2 million to $8.1 million compared to $3.9 million during the same period of 2010. The increase is primarily due to activity for exploration and drilling programs at the Hycroft Mine and Hasbrouck, which is an Advanced Exploration Property. Hycroft drilling programs consisted of approximately 73 drill holes and 78,000 feet drilled compared to approximately 100 drill holes and 77,700 feet drilled for the same period in 2010. Hasbrouck drilling and exploration programs consisted of approximately 41 drill holes and 27,690 feet drilled compared to no drilling activity in the same period of 2010.

Accretion

Allied Nevada recorded accretion expenses of $0.1 million during each of the three months ended March 31, 2011 and 2010. Accretion expense in the three months ended March 31, 2011 was based upon a credit adjusted risk-free rate of 6.8%.

Corporate general and administrative costs

Corporate general and administrative costs increased $5.0 million to $8.7 million compared to $3.7 million for the same period of 2010. The increase was largely due to an additional $2.1 million of stock-based compensation costs for employees and directors, an additional $1.6 million of consulting fees for engineering and metallurgical services, and an additional $0.8 million of compensation and benefit costs for employees associated with increased staffing levels at the corporate office compared to the same period of 2010.

Interest income

Allied Nevada earned a minimal amount in interest income from both our liquid savings and restricted cash accounts during the three months ended March 31, 2011 and 2010, due to low interest rate environments in both periods.

Interest expense

Interest expense increased $0.1 million to $0.2 million compared to $0.1 million during the same period in 2010. Interest expense in both periods was primarily attributable to capital lease obligations.

Other income

The Company recognized a minimal amount of other income during the three months ended March 31, 2011 compared to $0.3 million for the same period of 2010. The Company recorded no gains from recognition of advanced minimum royalties after exploration rights were returned to the Company by joint venture partners in the three months ended March 31, 2011 compared to $0.3 million in the same period of 2010.

Income tax expense

Income tax expense decreased $1.7 million to $0.1 million compared to $1.8 million in the same period of 2010. In the 2011 period, $0.1 million of tax expense represents a non-cash charge relating to a reduction of deferred tax assets. In the 2010 period, $1.6 million of tax expense represents a non-cash charge relating to a reduction of deferred tax assets for Allied Nevada’s net operating loss carryforwards and $0.2 million of tax expense represents an increase in Allied Nevada’s valuation allowance for Alternative Minimum Tax.

Net income

For the reasons described above, we reported net income of $0.2 million for the three months ended March 31, 2011 compared to $3.7 million for the same period of 2010.

Financial Position, Liquidity and Capital Resources

Cash provided by operating activities

Cash provided by operating activities was $0.4 million compared to $0.8 million during the same period in 2010. The net decrease of $0.4 million of cash provided by operating activities was primarily attributable to the following:

•

The Company had $0.2 million in net income compared to $3.7 million in the same period of 2010. This amounted to a net decrease in cash provided by operating activities of $3.5 million for reasons described in Results of Operations above.

•	The Company recorded a $0.1 million reduction to deferred tax assets compared $1.6 million in the same period of 2010, resulting in a $1.5 million decrease in cash provided by operating activities.

•

The change in inventories resulted in a $0.8 million use of cash compared to a $2.0 million use of cash in the same period of 2010, resulting in a $1.2 million decrease in cash used in operating activities.

•

The change in accrued liabilities and other resulted in a $0.8 million source of cash compared to a $0.3 million use of cash in the same period of 2010, resulting in a $1.1 million increase in cash provided by operating activities.

•

The change in prepaids and other resulted in a $0.8 million use of cash compared to a $0.4 million use of cash in the same period of 2010, resulting in a $0.4 million increase in cash used in operating activities.

Cash used in investing activities

Cash used in investing activities was $16.6 million compared to $6.5 million during the same period in 2010. The net increase of $10.1 million of cash used in investing activities is largely due to the following:

•

We incurred $3.2 million in mine development costs consisting primarily of ore development drilling and related assaying costs attributable to proven and probable reserves at the Hycroft mine compared to $2.0 million of such costs incurred during the same period of 2010, which resulted in an increase in cash used in investing activities of $1.2 million.

•

Pre-production stripping costs of the Cut 5 Pit commenced in the first quarter of 2011 resulting in $3.1 million of capitalized mine development costs compared to no pre-production stripping costs in the same period of 2010.

•

Additions to plant and equipment totaled $5.5 million compared to $3.2 million of equipment purchases during the same period in 2010, resulting in an increase in cash used in investing activities of $2.3 million. In the three months ended March 31, 2011 the Company had cash purchases of $1.0 million for mobile mine equipment, $1.5 million for leach pad expansions, $1.5 million for truck shop construction, $0.6 million for the mill construction, and $0.9 million of other plant and equipment additions.

•

The Company contributed an additional $3.9 million to its collateral account to support an additional surety bond for the benefit of the Bureau of Land Management (BLM) compared to $0.9 million of additional collateral established during the same period of 2010, resulting in an increase in cash used in investing activities of $3.0 million.

Cash used in financing activities

Cash used in financing activities was $0.6 million compared to $6,000 during the same period in 2010. The net increase of $0.6 million of cash used in financing activities is due to capital lease principal payments of $0.9 million in the first quarter of 2011 compared to $0.3 million during the same period of 2010, resulting in an increase in cash used in financing activities of $0.6 million.

Liquidity and capital resources

Based upon our current operational assumptions and mine plans, we believe our cash on hand and anticipated operating cash flow from the Hycroft Mine will be adequate to meet our liquidity needs and fund the planned capital expenditures for the next year.

We estimate our capital expenditures in 2011 will total approximately $110 million largely related to the expansion of the mobile mine equipment fleet, support building improvements, increased processing plant capacity modifications, ongoing leach pad expansion at Hycroft, capitalized stripping and drilling activities, and other capitalized spending.

At March 31, 2011, our total assets were $582.4 million compared to $567.4 million at December 31, 2010. The increase in total assets is primarily attributable to $11.3 million of plant and equipment purchased through capital leases.

At March 31, 2011, working capital was $376.7 million compared to $388.9 million at December 31, 2010. The decrease in working capital is primarily attributable to a $16.7 million decrease in cash and equivalents and a $2.1 million increase in the current portion of capital lease obligations offset by a $6.0 million increase in ore on leachpads.

At March 31, 2011, we had cash and cash equivalents totaling $321.1 million. All cash equivalents were invested in high quality short-term money market instruments, including government securities, bankers’ acceptances, bank notes, certificates of deposit, commercial paper and repurchase agreements of domestic and foreign issuers. At March 31, 2011, we had no funds invested in asset-backed commercial paper.

Off-balance sheet arrangements

Allied Nevada has no off-balance sheet arrangements.

Outlook

Hycroft Operations

In 2011, we expect Hycroft to mine approximately 40.0 million tons of material, including approximately 23.4 million tons of ore at average grades of 0.0136 opt gold. The average grades in 2011 are expected to be lower than those mined in 2010 as the mine moves through a lower grade phase of mining of the Brimstone pit. The silver to gold production ratio is expected to be 2.5 ounces of silver for each ounce of gold.

Mining equipment deliveries in connection with the accelerated heap leach plan are generally as expected. However, the catastrophic earthquake and tsunami that occurred in Japan in March 2011, and the resulting consequences, have caused the delay of the delivery of a large capacity shovel that was expected to be in operation in the second quarter of 2011. Based on current information, the Company believes that the shovel will now be operational in third quarter of 2011. While the Company believes the impact of this delay may be minimal, full year 2011 production guidance is being revised to 115,000 - 125,000 ounces of gold. It is not anticipated that the delivery delay will have an impact on previously stated cost of sales guidance of $450-$490 per ounce of gold sold1 (with silver as a byproduct credit). While the Company expects delays to have a minimal impact on production, we are reviewing options to further mitigate any potential adverse effects to production.

[1]

Allied Nevada uses the non-GAAP financial measures “cost of sales per ounce of gold sold” and “cost of sales, net of byproduct credits” in this document. Please see the section titled “Non-GAAP Measures” for further information regarding these measures.

Production is expected to be lower in the first half of 2011 and increase through the remainder of the year as the impact of mining more tons and placing more ore begins to take effect. The overall strip ratio for 2011 is expected to be less than 1:1, being higher in the first quarter of 2011 and declining through the remainder of the year. Cost of sales per ounce of gold sold is expected to be higher in 2011 as compared to 2010 due to higher commodity price expectations, a lower grade mining phase and an increased waste mining rate as the mine continues to ramp up the oxide expansion. Cost of sales per ounce of gold sold1 is calculated assuming a silver selling price of $22/ounce and fuel price of $100/barrel. It is expected that a $10/barrel change in the world fuel price would result in a $10 per ounce change in the cost of sales per ounce of gold sold.

Major Capital Programs

Capital expenditures in 2011 are expected to total approximately $110 million. Significant capital projects include the following: expansion of the mobile equipment fleet at Hycroft with additional 320-ton haul trucks and larger capacity shovels ($53 million); support building improvement; increased process plant capacity modifications; ongoing leach pad expansion at Hycroft ($22 million); capitalized stripping and drilling ($9 million); and other capitalized spending of approximately $26 million. We expect to lease a significant portion of the mobile equipment through capital leases.

The Company continues to implement near and long-term opportunities to increase production, reduce costs, and extend the life of the Hycroft mine. These initiatives include:

•

Continued implementation of the Hycroft Accelerated Oxide Heap Leach Project: The mine has been successful in initiating the accelerated oxide heap leach plan with the addition of a crushing circuit, completion of the 2010 leach pad expansion and integration of the larger scale mining equipment. The operating plan will be to continue increasing the mining rate as new equipment is delivered throughout 2011. The goal for 2011 is to increase the mining rate to 40 million tons (from 26.5 million in 2010) and ultimately to 88 million tons by 2012. By tripling the mining rate, the mine expects to increase gold production to average over 260,000 ounces annually by 2012.

•

Hycroft Milling Project development: Based on the positive results of the milling scoping studies completed in 2010, the Company intends to complete an initial feasibility study for a milling scenario to develop the most economically viable solution for extracting the large resource at Hycroft. It is currently expected that this study will be completed in the third quarter of 2011.

•

Develop exploration properties: A greater emphasis will be placed on regional exploration targets and advancing potential development properties in 2011. Exploration programs have been designed for a number of other exploration properties in 2011 to follow up on opportunities identified during the 2010 field program.

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

The calculations of these non-GAAP measures are presented in the table below:

	Three months ended March 31,
	2011	2010
Cost of sales (thousands)	$12,487	$8,767
Less: Silver revenues (thousands)	$(2,019)	$(855)
Cost of sales, net of byproduct credits (thousands)	$10,468	$7,912

Gold ounces sold	21,341	20,439
Cost of sales per ounce of gold sold	$491	$387

Critical Accounting Policies and Estimates

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and follow the same accounting policies and methods of their application as the most recent annual financial statements. See Management’s Discussion and Analysis and the financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of our critical accounting policies and estimates.

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

There has been no material change in the market risks discussed in Item 7A of Allied Nevada’s Form 10-K for the fiscal year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer have evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of

March 31, 2011. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Allied Nevada’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. The Company is not aware of any material current, pending, or threatened litigation.

ITEM 1A.	RISK FACTORS

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in that report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Allied Nevada considers health, safety and environmental stewardship to be a core value for the Company and received a “Sentinels of Safety” award at Hycroft for the 2008 year in 2009. Allied Nevada has a mandatory safety and health program including employee training, risk management, workplace inspection, emergency response, accident investigation and program auditing. The Company considers this program to be essential at all levels to ensure that employees and the Company conduct themselves in an environment of exemplary health, safety and environmental governance

Our operations and exploration properties are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also generally increased in recent years.

The following disclosures are provided pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) entered into law in July 2010, which requires certain disclosures by companies required to file periodic reports under the Securities Exchange Act of 1934, as amended, that operate mines regulated under the Mine Act. Under the Act, the SEC is authorized to issue rules and regulations to carry out the purposes of these provisions. While we believe the following disclosures meet the requirements of the Act, it is possible that any rule-making by the SEC will require disclosures to be presented in a form that differs from this presentation.

Mine Safety Information.

Whenever MSHA believes a violation of the Mine Act, any health or safety standard or any regulation has occurred, it may issue a citation which describes the alleged violation and fixes a time within which the operator (e.g. our subsidiary, Hycroft Resources & Development Inc.) must abate the alleged violation. In some situations, such as when MSHA believes that conditions pose a hazard to miners, MSHA may issue an order removing miners from the area of the mine affected by the condition until the alleged hazards are corrected. When MSHA issues a citation or order, it generally proposes a civil penalty, or fine, as a result of the alleged violation, that the operator is ordered to pay. Citations and orders can be contested and appealed, and as part of that process, are often reduced in severity and amount, and are sometimes dismissed. The following table reflects citations and orders issued to us by MSHA during the three months ended March 31, 2011 and pending legal actions before the Federal Mine Safety and Health Review Commission (the “Commission”) as of March 31, 2011. The proposed assessments for the three months ended March 31, 2011 were taken from the MSHA data retrieval system as of March 31, 2011.

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

Mine[1]	Section 104 Citations	Sections 104(b) Orders	Section 104(d) Citations and Orders	Section 110(b)(2) Violations	Section 107(a) Orders	Proposed MSHA Assessments (US$)[2]	Mining Related Fatalities	Pending Legal Actions
Hycroft	6	—	—	—	—	$1,546	—	—

Pattern or Potential Pattern of Violations

During the three months ended March 31, 2011, Hycroft did not receive written notice from MSHA of (a) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health or safety hazards under section 104(e) of the Mine Act or (b) the potential to have such a pattern.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials are filed herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

[1]

The table above reflects citations and orders issued to us by MSHA during the three months ended March 31, 2011, and the pending legal actions before the Commission as of March 31, 2011. The definition of “mine” under section 3 of the Mine Act includes the mine, as well as other items used in, or to be used in, or resulting from, the work of extracting minerals, such as land, structures, facilities, equipment, machines, tools, and minerals preparation facilities.

[2]	Represents the total dollar value of the proposed assessment from MSHA under the Mine Act pursuant to the citations and or orders preceding such dollar value in the corresponding row.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED NEVADA GOLD CORP. (Registrant)

Date: May 4, 2011	By:	/s/ Scott A. Caldwell
Scott A. Caldwell
President and Chief Executive Officer

Date: May 4, 2011	By:	/s/ Hal D. Kirby
Hal D. Kirby
Executive Vice President and Chief Financial Officer