Form 10-Q
period 2011-06-30
Allied Nevada Gold Corp.
filed 2011-08-04
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

89,304,721 shares of Common Stock, $0.001 par value, outstanding at August 4, 2011

ALLIED NEVADA GOLD CORP.

FORM 10-Q

For the Quarter Ended June 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except shares)

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$305,263	$337,829
Inventories - Note 3	13,633	9,978
Ore on leach pads - Note 4	64,358	49,357
Prepaids and other	5,570	7,405
Deferred tax asset, current	4,477	4,655

Current assets	393,301	409,224

Plant and equipment, net - Note 5	91,030	66,081
Mine development - Note 6	32,153	18,874
Restricted cash - Note 7	18,942	15,020
Other assets, non-current	2,175	2,292
Mineral properties - Note 8	35,522	35,522
Deferred tax asset, non-current	19,556	20,339

Total assets	$592,679	$567,352

Liabilities:
Accounts payable	$20,181	$14,931
Other liabilities, current - Note 9	1,906	1,732
Capital lease obligations, current - Note 10	5,737	3,215
Asset retirement obligation, current - Note 11	463	463

Current liabilities	28,287	20,341

Capital lease obligations, non-current - Note 10	18,672	11,104
Asset retirement obligation, non-current - Note 11	6,365	6,303
Other accrued liabilities, non-current - Note 12	9,911	6,850

Total liabilities	63,235	44,598

Commitments and Contingencies - Note 19

Shareholders’ Equity:
Common stock - Note 13 ($0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: 89,290,898 at June 30, 2011 and 88,958,989 at December 31, 2010)	89	89
Additional paid-in-capital	586,227	583,354
Accumulated deficit	(56,872)	(60,689)

Total shareholders’ equity	529,444	522,754

Total liabilities and shareholders’ equity	$592,679	$567,352

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(US dollars in thousands, except shares and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue - Note 14	$33,580	$37,112	$65,506	$60,571

Operating expenses:
Cost of sales (excludes depreciation, amortization, and accretion)	12,371	13,235	24,858	22,002

Abnormal stripping costs	—	209	650	726
Depreciation and amortization	1,558	1,727	3,116	3,005

Total cost of sales	13,929	15,171	28,624	25,733

Exploration and land holding costs	8,889	4,978	16,949	8,829
Accretion	111	112	223	222
Corporate general and administrative	5,474	4,541	14,175	8,253

Income from operations	5,177	12,310	5,535	17,534

Interest income	114	34	129	46
Interest expense	(148)	(93)	(304)	(188)
Net foreign exchange gain	6	2,099	40	2,170
Other income	—	3	6	272

Income before income taxes	5,149	14,353	5,406	19,834

Income tax (expense) benefit - Note 15	(1,513)	6,437	(1,589)	4,610

Net income	$3,636	$20,790	$3,817	$24,444

Earnings per share:
Basic - Note 16	$0.04	$0.26	$0.04	$0.32
Diluted - Note 16	$0.04	$0.26	$0.04	$0.31

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(US dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cash flows from operating activities:

Net income	$3,636	$20,790	$3,817	$24,444

Adjustments to reconcile net income for the period to net cash provided by operating activities:
Depreciation and amortization	1,558	1,727	3,116	3,005
Accretion	111	112	223	222
Stock-based compensation	1,091	1,187	5,175	2,217
Gain on recognition of deferred income	—	—	—	(269)

Change in operating assets and liabilities:
Inventories	(2,564)	(429)	(3,413)	(2,428)
Ore on leach pads	(8,249)	(4,805)	(12,988)	(9,864)
Prepaids and other assets	3,070	(2,308)	2,311	(2,717)
Deferred tax asset	915	(6,930)	961	(5,316)
Accounts payable	5,056	554	5,250	793
Asset retirement obligation	—	(236)	(161)	(236)
Accrued liabilities and other	(543)	1,938	236	2,591

Net cash provided by operating activities	4,081	11,600	4,527	12,442

Cash flows from investing activities:
Additions to plant and equipment	(12,266)	(7,006)	(17,753)	(10,193)
Additions to mine development	(6,126)	(1,522)	(13,322)	(3,891)
Additions to mineral properties	(100)	—	(100)	—
Increase in restricted cash	(8)	(10)	(3,922)	(928)
Proceeds from other investing activities	60	55	100	60

Net cash used in investing activities	(18,440)	(8,483)	(34,997)	(14,952)

Cash flows from financing activities:
Proceeds on issuance of common stock	339	275,096	611	275,418
Refund (payment) of share issuance costs	15	(17,833)	15	(17,833)
Payment of loan costs	(476)	—	(476)	—
Repayments of principal on capital lease agreements	(1,336)	(331)	(2,246)	(659)

Net cash provided by (used in) financing activities	(1,458)	256,932	(2,096)	256,926

Net increase (decrease) in cash and cash equivalents	(15,817)	260,049	(32,566)	254,416
Cash and cash equivalents, beginning of period	321,080	85,948	337,829	91,581

Cash and cash equivalents, end of period	$305,263	$345,997	$305,263	$345,997

Supplemental cash flow disclosures:
Cash paid for interest	$359	$93	$603	$188
Cash paid for taxes	—	300	—	300
Non-cash financing and investing activities:
Mining equipment acquired by capital lease	1,069	—	12,336	—

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(US dollars in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, January 1, 2010	73,837,267	$74	$317,923	$(94,817)	$223,180
Shares issued in public offering	13,500,000	13	272,174	—	272,187
Share issuance costs paid	—	—	(17,833)	—	(17,833)
Shares issued under stock option plans	667,667	1	3,229	—	3,230
Stock-based compensation and RSU plan share issuances	126,766	—	2,217	—	2,217
Net income	—	—	—	24,444	24,444

Balance, June 30, 2010	88,131,700	$88	$577,710	$(70,373)	$507,425

Balance, January 1, 2011	88,958,989	$89	$583,354	$(60,689)	$522,754
Shares issued under stock option plans	133,451	—	611	—	611
Stock-based compensation and RSU plan share issuances	198,458	—	2,247	—	2,247
Share issuance costs refunded	—	—	15	—	15
Net income	—	—	—	3,817	3,817

Balance, June 30, 2011	89,290,898	$89	$586,227	$(56,872)	$529,444

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

Reclassifications

Certain reclassifications have been made to the prior period consolidated statements of income to conform to the current period presentation. These reclassifications had no effect on previously reported cash flows or net income, but did change the presentation of cost of goods sold to include abnormal stripping costs and both depreciation and amortization.

2. New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and changes the disclosure requirements to include quantitative information about unobservable inputs used for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011 (early adoption is prohibited). The Company is evaluating the potential impact of adopting this guidance on its consolidated financial position, results of operations, cash flows, and disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (early adoption is permitted). The Company is evaluating the potential impact of adopting this guidance on its consolidated financial position, results of operations, cash flows, and disclosures.

3. Inventories

The following table provides the components of inventories (in thousands):

	June 30, 2011	December 31, 2010
In-process inventory	$8,300	$6,159
Precious metals inventory	440	310
Materials and supplies inventory	4,893	3,509

	$13,633	$9,978

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

4. Ore on Leach Pads

As described below, costs that are incurred in or benefit the production process are accumulated as ore on leach pads. Ore on leach pads are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current metals prices, less the estimated costs to complete production and bring the product to sale.

The recovery of gold from the Hycroft Mine’s oxide ore is accomplished through the heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution throughout the production phase of the mine, which dissolves the gold contained in the ore over time. The heap leach process ends with the production of a “pregnant” solution which contains the dissolved precious metals. The pregnant solution is further processed through conventional methods, including the Merrill Crowe and Carbon-in-Column process methods, which are treated as separate stages of work-in-process inventories. Costs are added to ore on leach pads based on current mining and processing costs, including applicable mine site overhead, depreciation, depletion and amortization relating to mining and processing operations. Normal stripping costs are also included as a component of ore on leach pads. Stripping costs in excess of those considered normal are expensed as incurred. Costs are transferred from ore on leach pads to subsequent stages of work-in-process inventories as the pregnant solution is treated by the conventional processing methods.

The following table summarizes ore on leach pads and estimated recoverable gold ounces:

	June 30, 2011	December 31, 2010
Ore on leach pads (in thousands)	$64,358	$49,357
Estimated recoverable gold ounces	89,185	77,265

5. Plant and Equipment, Net

The following table provides the components of plant and equipment (in thousands):

	Depreciable life or method	June 30, 2011	December 31, 2010
Mine equipment	3 - 10 years	$75,486	$59,965
Buildings and leasehold improvements	3 - 10 years	6,070	4,410
Leach pads	Units of Production	20,241	19,094
Furniture, fixtures, and office equipment	2 - 3 years	1,268	1,049
Vehicles	3 - 5 years	1,732	1,447
Construction in progress and other		15,529	3,981

		120,326	89,946
Less: accumulated depreciation and amortization		(29,296)	(23,865)

		$91,030	$66,081

Construction in progress consists of capital items which are not yet completed and placed in service, which as of June 30, 2011, consisted primarily of $4.5 million in expenditures for a maintenance building, $3.7 million in expenditures for mobile mine equipment, $3.2 million in expenditures for leach pad expansion, $1.6 million in expenditures for process improvements, $1.3 million in expenditures for power and electrical equipment, and $1.2 million in expenditures for other capital items.

Allied Nevada primarily depreciates its assets using a straight-line method over the useful lives of the assets ranging from two to ten years. The leach pads are depreciated on a units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Mine Development

Mine development consists primarily of the cost of removing overburden and waste materials (“stripping costs”) incurred prior to production as defined in Accounting Standards Codification 930-330-20, condemnation drilling and assaying for mine planning, reserve verification and related assaying costs to delineate an ore body, and environmental impact statement (“EIS”) and engineering costs for permitting at the Hycroft Mine. The above costs incurred before mineralization is classified as proven and probable reserves are expensed as incurred.

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

The following table reflects the changes in mine development costs (in thousands):

	Six months ended June 30,
	2011	2010
Balance, beginning of year	$18,874	$10,389
Additions:
Reserve verification drilling and assaying	3,997	3,396
Condemnation drilling and assaying	2,434	—
Pre-production stripping costs	5,984	—
EIS and engineering costs	1,490	495

Amortization	(626)	(1,024)

Balance, end of period	$32,153	$13,256

Mine development costs are amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves. Projected recoverable ounces are determined by the Company based upon its proven and probable reserves and estimated metal recovery associated with those reserves.

7. Restricted Cash

Allied Nevada has collateralized obligations related to its reclamation liabilities. Restricted cash balances and changes during the periods are summarized below (in thousands):

	Six months ended June 30,
	2011	2010
Balance, beginning of year	$15,020	$14,066
Additions	3,909	909
Interest	13	19

Balance, end of period	$18,942	$14,994

In February 2011, we received a notification from the Bureau of Land Management (“BLM”) of a revised total reclamation cost estimate to expand mining operations and address exploration disturbances at the Hycroft Mine. This notification resulted in the Company increasing its surety bond for the benefit of the BLM by $3.9 million, which is collateralized by restricted cash in the same amount.

8. Mineral Properties

The following table summarizes the Company’s mineral properties and changes during the periods (in thousands):

	Six months ended June 30,
	2011	2010

Balance, beginning of year	$35,522	$35,845
Additions	100	—

Amortization - royalty rights	(100)	(260)

Balance, end of period	$35,522	$35,585

The recoverability of the carrying values of the Company’s mineral properties is dependent upon commercial production from, or sale, or lease of, these properties and upon economic reserves being discovered or developed on the properties. The Company believes that the fair value of its mineral properties exceeds the carrying value; however, events and circumstances beyond the control of management may mean that a write-down in the carrying values of the Company’s properties may be required in the future as a result of evaluation of gold mineralized material and application of a ceiling test which is based on estimates of gold mineralized material, exploration land values, future advanced minimum royalty payments and gold prices. Royalty rights with a historical total cost of $3.5 million are amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves at the Hycroft Mine.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

9. Other Liabilities, Current

The following table summarizes the components of other current liabilities (in thousands):

	June 30, 2011	December 31, 2010
Accrued liabilities and other
Accrued compensation	$994	$1,016
Contractor holdbacks	434	239
Employment taxes payable	358	395
Other	120	82

Total accrued liabilities and other	$1,906	$1,732

10. Revolving Credit Facility and Capital Lease Obligations

Revolving Credit Facility

In May 2011, the Company entered into a three-year $30.0 million revolving credit agreement that matures in May 2014. The revolving credit facility is collateralized by substantially all the assets of the Company. The interest rate on drawdowns is at either an applicable rate plus a base rate or an applicable rate plus LIBOR with the applicable rate determined by financial ratios of the Company. The Company has the ability to repay any borrowings under the facility in part or entirety at any time without penalty. The Company is required to pay a standby fee, dependent on financial ratios, on undrawn amounts under the revolving credit facility. The credit agreement contains various covenants related to net worth, interest coverage and leverage ratios, and contains limitations on dividends. The Company was in compliance with all covenants as of June 30, 2011.

The Company incurred loan origination fees of $0.5 million during the origination of the revolving credit facility, which are being amortized to interest expense using the straight-line method over the term of the loan. At June 30, 2011, no amount was outstanding on the revolving credit facility.

Capital Lease Obligations

During the six months ended June 30, 2011, the Company entered into four capital leases for the purchase of mining equipment and now has a total of fourteen capital leases, most of which have 60-month terms. The weighted average implicit interest rate for these capital leases is approximately six percent.

Assets under capital leases are included in Plant and Equipment (Note 5) and are summarized in the table below (in thousands):

	June 30, 2011	December 31, 2010
Mine equipment	$30,148	$17,212
Less: accumulated depreciation	(4,347)	(2,471)

Net assets under capital leases	$25,801	$14,741

During the six months ended June 30, 2011, the Company capitalized $0.3 million of interest expense from capital leases.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following is a summary of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of June 30, 2011 (in thousands):

Fiscal Year	Minimum Lease Payment
2011	$3,504
2012	6,902
2013	6,622
2014	5,850
2015	4,330
2016	292
Less: interest	(3,091)

Net minimum lease payments under capital leases	24,409
Less: current portion	(5,737)

Non-current portion of net minimum lease payments	$18,672

11. Asset Retirement Obligation

Changes to the Company’s asset retirement obligation are summarized below (in thousands):

	Six months ended June 30,
	2011	2010
Balance, beginning of year	$6,766	$6,643
Accretion	223	222
Reclamation expenditures	(161)	(236)

Balance, end of period	6,828	6,629
Less: current portion	(463)	(476)

Non-current portion	$6,365	$6,153

Reclamation obligations are secured by surety bonds or irrevocable standby letters of credit in amounts determined by applicable federal and state regulatory agencies. These surety bonds and irrevocable standby letters of credit are in turn secured by cash collateral. See Note 7 “Restricted Cash”.

12. Other Accrued Liabilities, Non-Current

As of June 30, 2011, other accrued liabilities totaled $9.9 million, of which $9.2 million was for the Company’s Deferred Phantom Unit Plan (the “DPU Plan”).

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

The following table summarizes the number of the Company’s DPUs and changes during the periods:

	Six months ended June 30,
	2011	2010
Outstanding, beginning of year	238,000	131,250
Granted	21,000	64,750

Outstanding, end of period	259,000	196,000

DPUs are recorded at fair value on the quarterly award date and are adjusted for changes in fair value. The fair value of amounts granted each period, together with the change in fair value, is expensed. DPU expense recognized during the three and six month periods ended June 30, 2011 totaled $nil and $2.9 million, respectively. DPU expense recognized during the three and six month periods ended June 30, 2010 totaled $1.0 million and $1.9 million, respectively. The aggregate fair value of the 259,000 DPUs outstanding at June 30, 2011 totaled $9.2 million.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

13. Shareholders’ Equity

Allied Nevada 2007 Stock Option Plan

The table below is a summary of changes to the 2007 Stock Option Plan for the periods indicated:

	Six months ended June 30,
	2011			2010
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	931,930	$4.71		2,358,143	$4.80
Canceled/expired	(2,000)	2.43		—
Exercised	(120,887)	4.38		(642,303)	4.99

Outstanding, end of period	809,043	4.79	4.7	1,715,840	4.73	5.9

Exercisable, end of period	798,043	$4.81	4.8	793,449	$5.14	5.9

During the six months ended June 30, 2011 and 2010, a total of 48,001 and 329,504 options vested, respectively. During the six months ended June 30, 2011 and 2010, the Company recognized stock-based compensation expense of $37,000 and $1.3 million, respectively, for options granted pursuant to the 2007 Stock Option Plan. At June 30, 2011 and 2010, there was approximately $6,000 and $0.3 million, respectively, of unrecognized stock-based compensation cost relating to outstanding unvested options. No options were granted in either of the six months ended June 30, 2011 or 2010.

Restricted Share Plan

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below is a summary of changes to the Restricted Share Plan for the periods indicated:

	Six months ended June 30,
	2011		2010
	Number of RSUs	Weighted Average Remaining Restricted Period (years)	Number of RSUs	Weighted Average Remaining Restricted Period (years)
Outstanding on January 1,	957,901		827,500
Granted	239,562		216,400
Vested/issued	(198,458)		(126,766)
Canceled/expired	(11,000)		(93,733)

Outstanding, end of period	988,005	2.2	823,401	1.4

Vested, end of period	300,000	—	200,000	—

The RSU values are based upon the fair value of the Company’s stock on the date of grant, less estimated forfeitures. The restricted share units are expensed over the requisite service periods. The total stock-based compensation expense recognized under the RSU Plan during the six month periods ended June 30, 2011 and 2010, was $2.2 million and $1.0 million, respectively. At June 30, 2011 and 2010, there was approximately $11.9 million and $6.1 million, respectively, of unrecognized stock-based compensation cost relating to outstanding restricted share units.

RSUs

Restricted share units vest annually over three years, until fully vested on the third anniversary of the grant date. 43,300 RSUs were granted during the six months ended June 30, 2011.

Performance RSUs

Performance restricted share units generally vest over three years and are subject to performance based vesting criteria determined in advance for each year by the Compensation Committee of the Board of Directors. 196,262 performance RSUs were granted during the six months ended June 30, 2011.

Special Stock Option Plan

The table below is a summary of changes in the Special Stock Option Plan for the periods indicated:

	Six months ended June 30,
	2011			2010
	Number of Special Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Special Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	26,728	$5.28		60,138	$4.41
Exercised	(15,035)	5.46		(13,364)	3.20

Outstanding, end of period	11,693	5.10	0.1	46,774	4.73	1.1

Exercisable, end of period	11,693	$5.10	0.1	46,774	$4.73	1.1

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Common Stock

The authorized share capital of Allied Nevada consists of 100,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2011, there were 89,290,898 shares of common stock issued and outstanding.

Preferred Stock

The authorized share capital of Allied Nevada includes 10,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of June 30, 2011, no shares of preferred stock have been issued.

14. Revenue

All doré produced to date from the Hycroft Mine has been transported to an independent refinery. The doré and contained precious metals remain the property of the Company until it is sold to a buyer. The sales process commences when a sales order is placed with a buyer pursuant to a written agreement. Physical transfer of doré to the independent refiner precedes the transfer of title and risk of loss, which is accomplished by an irrevocable pledge of the precious metals to the buyer. Historically cash for the sale of precious metals has been received in the same accounting period as revenue is recognized assuring collectibility of the amount of the underlying sales agreement. The Company recognizes revenue on gold and silver sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, the metal is delivered, the title has transferred to the customer, and collectibility is reasonably assured.

The table below is a summary of the Company’s gold and silver sales for the three and six months ended June 30, 2011 and 2010 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Gold Sales	$30,519	$35,936	$60,426	$58,540
Silver Sales	3,061	1,176	5,080	2,031

Total	$33,580	$37,112	$65,506	$60,571

15. Income Tax Expense

Allied Nevada accounts for interim income taxes in accordance with ASC 740. For the six months ended June 30, 2011, Allied Nevada recorded an estimated tax expense of approximately $1.6 million, based on an effective rate of 29.4%. Estimated tax benefit during the same period of 2010 was $4.6 million based on an effective tax rate of 34.2%. The effective tax rate for 2011 is different than the United States statutory rate of 35% primarily due to permanent differences between income tax and financial reporting treatment of certain transactions. The effective tax rate for 2010 is different than the United States statutory rate of 35% primarily due to permanent differences between income tax and financial reporting treatment of certain transactions and a decrease in the valuation allowance on Alternative Minimum Tax (AMT) credits generated during the period.

16. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Six months ended June 30,
	2011	2010
Net income available to common shareholders	$3,817	$24,444

Basic:
Weighted average number of shares outstanding	89,427	76,423
Earnings per share	0.04	0.32

Diluted:
Weighted average number of shares outstanding	90,742	78,317
Earnings per share	0.04	0.31

The computation of the basic earnings per share includes within the weighted average number of shares outstanding 300,000 and 200,000 vested restricted share units that were not issued as of June 30, 2011 and 2010, respectively.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

At June 30, 2011, there were 809,043 options granted under the Allied Nevada Stock Option Plan outstanding, 11,693 options granted under the Allied Nevada Special Stock Option plan outstanding, and 688,005 unvested restricted share units outstanding that were included in the diluted earnings per share for the six months ended June 30, 2011.

At June 30, 2010, there were 1,715,840 options granted under the Allied Nevada Stock Option Plan outstanding, 46,774 options granted under the Allied Nevada Special Stock Option plan outstanding, and 623,401 unvested restricted share units outstanding that were included in the diluted earnings per share for the six months ended June 30, 2010.

17. Segment Information

Allied Nevada is currently engaged in the operation of the Hycroft Mine and the evaluation, acquisition, exploration, and advancement of gold exploration and development projects in Nevada. The Company identifies its reportable segments as those consolidated mining operations or functional groups that represent more than 10% of the combined revenue, profit or loss or total assets of all reported operating segments. Consolidated mining operations or functional groups not meeting this threshold are aggregated at the corporate level for segment reporting purposes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. Segment information as of and for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

As of and for the three months ended June 30,	Hycroft Mine	Exploration	Corporate and Other	Total
2011
Sales	$33,580	$—	$—	$33,580
Income (loss) from operations	19,596	(8,889)	(5,530)	5,177
Interest income	7	—	107	114
Interest expense	(93)	—	(55)	(148)
Gain on foreign exchange	—	—	6	6

Income (loss) before taxes	19,510	(8,889)	(5,472)	5,149
Total assets	238,090	34,193	320,396	592,679
Capital expenditures	19,332	10	119	19,461

2010
Sales	$37,112	$—	$—	$37,112
Income (loss) from operations	21,868	(4,978)	(4,580)	12,310
Interest income	10	—	24	34
Interest expense	(93)	—	—	(93)
Gain on foreign exchange	—	—	2,099	2,099
Other income	—	—	3	3

Income (loss) before taxes	21,785	(4,978)	(2,454)	14,353
Total assets	145,259	33,313	360,600	539,172
Capital expenditures	8,311	88	129	8,528

As of and for the six months ended June 30,	Hycroft Mine	Exploration	Corporate and Other	Total
2011
Sales	$65,506	$—	$—	$65,506
Income (loss) from operations	36,768	(16,949)	(14,284)	5,535
Interest income	13	—	116	129
Interest expense	(249)	—	(55)	(304)
Gain on foreign exchange	—	—	40	40
Other income	6	—	—	6

Income (loss) before taxes	36,538	(16,949)	(14,183)	5,406
Total assets	238,090	34,193	320,396	592,679
Capital expenditures	43,199	56	156	43,411

2010
Sales	$60,571	—	—	$60,571
Income (loss) from operations	34,689	(8,829)	(8,326)	17,534
Interest income	19	—	27	46
Interest expense	(188)	—	—	(188)
Gain on foreign exchange	—	—	2,170	2,170
Other income	—	269	3	272

Income (loss) before taxes	34,520	(8,560)	(6,126)	19,834
Total assets	145,259	33,313	360,600	539,172
Capital expenditures	13,828	95	161	14,084

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

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. During the six months ended June 30, 2011 and 2010, the Company did not have any assets or liabilities measured under the fair value hierarchy.

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

The following management’s discussion and analysis of the consolidated operating results and financial condition of Allied Nevada Gold Corp. (“Allied Nevada”) for the three and six month periods ended June 30, 2011 has been prepared based on information available to us as of August 4, 2011. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of the Company for the year ended December 31, 2010 and the related notes thereto filed with the Company’s annual report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Operations

Key operating statistics for the three and six months ended June 30, 2011, compared with the same periods in 2010, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total material mined (thousands of tons)	7,895	7,080	15,675	12,399

Ore grade - gold (oz/ton)	0.014	0.024	0.014	0.024

Ore grade - silver (oz/ton)	0.406	0.292	0.320	0.320

Ounces produced - gold	22,783	31,419	43,501	54,123

Ounces produced - silver	93,221	62,008	154,972	115,499

Ounces sold - gold	20,293	29,560	41,634	49,999

Ounces sold - silver	85,092	63,859	144,658	114,796

Average realized price - gold ($/oz)	$1,504	$1,216	$1,451	$1,171

Average realized price - silver ($/oz)	$36	$18	$35	$18

Average spot price - gold ($/oz)	$1,504	$1,197	$1,456	$1,152

Average spot price - silver ($/oz)	$38	$18	$35	$18

Total adjusted cash costs[1] (thousands)	$9,310	$12,059	$19,778	$19,971

Adjusted cash costs[1]	$459	$408	$475	$399

Second quarter gold production of 22,783 ounces was as expected, while silver production for the second quarter exceeded expectations with 93,221 ounces produced. Year to date gold production is in-line with expectations and silver exceeded expectations. Per previously stated guidance, production is expected to increase in the second half of 2011 as the impact of mining more ore tons begins to take effect. The mine reported no safety or environmental incidents in the first half of 2011.

Hycroft mined 7.9 million tons of material in the second quarter of 2011, including 4.2 million tons of ore at average grades of 0.014 opt gold and 0.406 opt silver. Average gold grades mined during the second quarter of 2011 were as expected, but lower compared to the second quarter of 2010 as mining activities continue to move through a lower grade phase of the Brimstone pit. Average silver grades were significantly better than expected and higher when compared with the same period in 2010. Historical drilling, which makes up a large component of the Brimstone deposit database, had limited silver assay data and thus the model continues to underestimate the grades. The mine placed approximately 98,336 contained ounces of gold (recoverable – 55,700 ounces) and 2,291,083 ounces of silver (recoverable – 229,100 ounces) on the leach pads in the first half of 2011.

Adjusted cash costs of $4591 was better than expected, primarily due to higher silver revenue than anticipated. For the year to date 2011, adjusted cash costs of $4751 is within the previously stated full year guidance range of $450-$4901 per ounce of gold sold.

Implementation of the accelerated heap leach mining expansion plan is progressing well. Expansion of the Merrill-Crowe plant to increase solution processing capacity from 3,500 gpm to 5,000 gpm is expected to be completed and operating in the third quarter of 2011. Construction of the new truck shop capable of servicing the larger mining equipment is on track to be completed by the end of 2011. To date, five of the 320-ton trucks and two hydraulic shovels are operating as part of the accelerated heap leach mining expansion.

Exploration

[1]	The term “adjusted cash costs” is a non-GAAP financial measure. Please see the section on “Non-GAAP Measures” in this MD&A.

At Hycroft, the Company completed 88,531 feet of drilling in 82 holes in the second quarter of 2011. The primary focus for the second quarter program was to continue infill and engineering drilling in support of the milling feasibility study. Results of the second quarter drill program continue to include long intervals of at or above average resource grade mineralization. The Company has begun step out drilling to the south of the Vortex Zone to test for continuity of mineralization. Drilling for the remainder of 2011 will be focused on infill, limited step out drilling and condemnation drilling related to the milling study.

At Hasbrouck, the Company drilled 39 holes in the second quarter of 2011 totaling 33,584 feet. Drilling in the second quarter focused on understanding the extent of the mineralization in the high-grade Saddle Zone and following up on suspected higher grade targets. This drilling was successful in expanding the Saddle Zone to the south, while the zone remains open along a northeast-southwest trend and at depth. New higher grade zones of mineralization were also identified through drilling in the second quarter, including the discovery of the Franco Zone to the east, as were announced in the July 19, 2011 press release.

The Company increased its land position in the Hasbrouck district from 2 square miles to approximately 17 square miles in the first quarter of 2011 to encompass geophysical anomalies identified through recent gravity surveying, zones of epithermal alteration and sites of historical mining. The Company completed initial field work and sampling of this newly acquired Klondike Flats area, located south of the current known resource, in the second quarter. The Company has commenced the first phase of the Klondike Flats drill program focusing on outcropping zones of epithermal alteration, which is coincident with geophysical anomalies.

Results of Operations

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Allied Nevada had net income during the three months ended June 30, 2011 of $3.6 million compared to $20.8 million during the same period in 2010. The decrease in net income of $17.2 million is largely due to an increase of $7.9 million in income tax expense, an increase of $3.9 million in exploration and land holding costs, a decrease of $3.5 million from the sale of gold and silver, a decrease of $2.1 million in net foreign exchange gains, and an increase of $1.0 million in corporate general and administrative costs compared to the same period in 2010, which was partially offset by a decrease of $0.9 million in cost of sales compared to the same period in 2010.

Revenue

Revenue decreased $3.5 million to $33.6 million compared to $37.1 million in the same period of 2010. The decrease was attributable to a $5.4 million decrease in gold sales due to a 9,267 ounce decrease in gold ounces sold compared to the 2010 period which was offset by a $288 increase in the average realized price for gold to $1,504 per ounce compared to $1,216 per ounce in 2010. Additionally, we experienced a $1.9 million increase in silver sales due to a 21,233 ounce increase in silver ounces sold compared to the 2010 period and an $18 increase in the average realized price for silver to $36 per ounce compared to $18 per ounce in the same period of 2010.

Cost of sales (excludes depreciation, amortization, and accretion)

Cost of sales consists of mining and process costs, together with normal stripping costs that are variable costs of production. Cost of sales decreased $0.9 million to $12.4 million compared to $13.2 million in the same period of 2010. The decrease was primarily attributable to a $162 per ounce increase in the average cost of sales per ounce sold to $610 compared to $448 in the same period of 2010 which was offset by a 9,267 ounce decrease in the number of gold ounces sold. The $162 increase in the average cost of sales per ounce is primarily attributable to the decrease in the ore grade mined in the 2011 period compared to the same period in 2010 which increased the weighted average cost of sales per ounce.

Abnormal stripping costs

Abnormal stripping costs represent mine development costs incurred in excess of those considered to be normal and are expensed as incurred. Abnormal stripping costs decreased $0.2 million to $nil compared to $0.2 million in the same period of 2010. There were no abnormal stripping costs in the 2011 period due to there being no abnormal waste tons mined compared to the 2010 period in which approximately 119,000 abnormal waste tons were mined at an average cost of $1.76 per ton.

Depreciation and amortization

Depreciation and amortization expense decreased $0.1 million to $1.6 compared to $1.7 million in the same period of 2010. The decrease was primarily due to a 9,267 ounce decrease in the number of gold ounces sold compared to the same period of 2010 which was offset by an increase in plant and equipment in operation. There was a $34.8 million increase in mine equipment and a $2.2 million increase in buildings being depreciated using the straight-line method over the assets’ useful lives compared to the same period of 2010.

Exploration and land holding costs

Exploration and land holding costs increased $3.9 million to $8.9 million compared to $5.0 million during the same period of 2010. The increase is primarily due to activity for exploration and drilling programs at Hasbrouck, which is an Advanced Exploration Property. Hasbrouck drilling and exploration programs in the 2011 period consisted of approximately 39 drill holes (33,584 feet drilled) at a cost of $4.2 million compared to the 2010 period which consisted of 3 drill holes (2,017 feet drilled) at a cost of $0.5 million, an increase of $3.7 million compared to the same period of 2010.

Accretion

Allied Nevada recorded accretion expenses of $0.1 million during each of the three months ended June 30, 2011 and 2010. Accretion expense in the three months ended June 30, 2011 was based upon a credit adjusted risk-free rate of 6.8%.

Corporate general and administrative costs

Corporate general and administrative costs increased $1.0 million to $5.5 million compared to $4.5 million for the same period of 2010. The increase was largely due to an additional $1.2 million of consulting fees for engineering and metallurgical services, an additional $0.4 million of compensation and benefit costs for employees associated with increased staffing levels at the corporate office, and an additional $0.3 million of professional services fees which was partially offset by a decrease of $1.1 million of stock-based compensation costs for employees and directors compared to the same period of 2010.

Interest income

Interest income from both our liquid savings and restricted cash accounts increased $0.1 million to $0.1 million compared to $34,000 during the same period of 2010, due to an increased interest rate earned in the 2011 period on our cash equivalent deposits.

Interest expense

Interest expense increased $0.1 million to $0.2 million compared to $0.1 million during the same period in 2010. Interest expense in both periods was primarily attributable to capital lease obligations with additional interest expense recorded in the 2011 period from an additional eight capital leases the Company had entered into compared to the 2010 period and the payment of standby fees associated with the line of credit entered into in May of 2011.

Net foreign exchange gain

For the three months ended June 30, 2011, the Company recognized a foreign exchange gain of $6,000 compared to $2.1 million in the same period of 2010, a decrease of $2.1 million. Foreign exchange gains in the 2011 period are a result of a favorable change in exchange rates between the Canadian dollar and U.S. dollar as the Company’s net Canadian dollar asset position remained comparable to the March 31, 2011 position. Foreign exchange gains in the 2010 period were attributable to converting net proceeds received from the June 2010 offering of approximately CDN $265.6 million to U.S. dollars due to the average Canadian dollar to U.S. dollar exchange rate on conversions being approximately 1% higher than the exchange rate on the date the offering proceeds were received.

Other income

The Company recognized no other income during the three months ended June 30, 2011 compared to a nominal amount for the same period of 2010.

Income tax (expense) benefit

Income tax expense increased $7.9 million to $1.5 million compared to a $6.4 million benefit in the same period of 2010. In the 2011 period, $0.9 million of tax expense represents a non-cash charge relating to a reduction of deferred tax assets and $0.6 million represents the reduction of a prepaid tax asset. In the 2010 period, the Company recorded a $5.0 million provision for income taxes which was offset by an $11.4 million reduction in the Company’s valuation allowance for deferred tax assets.

Net income

For the reasons described above, we reported net income of $3.6 million for the three months ended June 30, 2011 compared to $20.8 million for the same period of 2010.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Allied Nevada had net income during the six months ended June 30, 2011 of $3.8 million compared to $24.4 million during the same period in 2010. The decrease in net income of $20.6 million is largely due to an increase of $8.1 million in exploration and land holding costs, an increase of $6.2 million in income tax expense, an increase of $5.9 million in corporate general and administrative costs, an increase of $2.9 million in cost of sales, and a decrease of $2.1 million in net foreign exchange gains compared to the same period in 2010, which was partially offset by an increase of $4.9 million in revenue from the sale of gold and silver compared to the same period in 2010.

Revenue

Revenue increased $4.9 million to $65.5 million compared to $60.6 million in the same period of 2010. $1.9 million of the increase was attributable to a $280 increase in the average realized price for gold to $1,451 per ounce compared to $1,171 per ounce in 2010, which was offset by an 8,365 ounce decrease in gold ounces sold. Additionally, $3.0 million of the increase was attributable to a 29,862 ounce increase in silver sales and a $17 increase in the average realized price for silver to $35 per ounce compared to $18 per ounce in the same period of 2010.

Cost of sales (excludes depreciation, amortization, and accretion)

Cost of sales consists of mining and process costs, together with normal stripping costs that are variable costs of production. Cost of sales increased $2.9 million to $24.9 million compared to $22.0 million in the same period of 2010. The increase was attributable to a $157 per ounce increase in the average cost of sales per ounce sold to $597 compared to $440 in the same period of 2010 which was offset by an 8,365 ounce decrease in the number of gold ounces sold. The $157 increase in the average cost of sales per ounce is primarily attributable to the decrease in the ore grade mined in the 2011 period compared to the same period of 2010 which increased the weighted average cost of sales per ounce.

Abnormal stripping costs

Abnormal stripping costs represent mine development costs incurred in excess of those considered to be normal and are expensed as incurred. Abnormal stripping costs totaled $0.7 million in both the 2011 and 2010 periods due to the number of abnormal waste tons mined totaling 407,000 tons at an average cost per ton of $1.60 in the 2011 period compared to 451,000 abnormal waste tons mined at an average cost of $1.61 in the 2010 period.

Depreciation and amortization

Depreciation and amortization expense increased $0.1 million to $3.1 compared to $3.0 million in the same period of 2010. The increase was primarily due to an increase in plant and equipment in operation compared to the 2010 period which was partially offset by an 8,365 ounce decrease in the number of gold ounces sold. There was a $34.8 million increase in mine equipment and a $2.2 million increase in buildings being depreciated using the straight-line method over the assets’ useful lives compared to the same period of 2010.

Exploration and land holding costs

Exploration and land holding costs increased $8.1 million to $16.9 million compared to $8.8 million during the same period of 2010. The increase is primarily due to activity for exploration and drilling programs at Hasbrouck, which is an Advanced Exploration Property. Hasbrouck drilling and exploration programs in the 2011 period consisted of approximately 66 drill holes (54,595 feet drilled) at a cost of $7.2 million compared to the 2010 period which consisted of 3 drill holes (2,017 feed drilled) at a cost of $0.5 million, an increase of $6.7 million compared to the same period of 2010. Hycroft drilling and exploration programs in the 2011 period consisted of an additional 24,300 feet drilled at a cost of $4.3 million compared to the same period in 2010, of which $3.1 million was capitalized for condemnation drilling and reserve verification and $1.2 was expensed.

Accretion

Allied Nevada recorded accretion expense of $0.2 million during each of the six months ended June 30, 2011 and 2010. Accretion expense in the six months ended June 30, 2011 was based upon a credit adjusted risk-free rate of 6.8%.

Corporate general and administrative costs

Corporate general and administrative costs increased $5.9 million to $14.2 million compared to $8.3 million for the same period of 2010. The increase was largely due to an additional $2.8 million of consulting fees for engineering and metallurgical services, an additional $1.0 million of stock-based compensation costs for employees and directors, an additional $1.2 million of compensation and benefit costs for employees associated with increased staffing levels at the corporate office, and an additional $0.7 million for professional services fees compared to the same period of 2010.

Interest income

Allied Nevada earned $0.1 million in interest income from both our liquid savings and restricted cash accounts during the six months ended June 30, 2011 compared to $46,000 in interest income in 2010, an increase of $0.1 million compared to the 2010 period due to an increased interest rate earned in the 2011 period on our cash equivalent deposits.

Interest expense

Interest expense increased $0.1 million to $0.3 million compared to $0.2 million during the same period in 2010. Interest expense in both periods was primarily attributable to capital lease obligations with additional interest expense recorded in the 2011 period from an additional eight capital leases the Company had entered into compared to the 2010 period and the payment of standby fees associated with the line of credit entered into in May of 2011.

Net foreign exchange gain

For the six months ended June 30, 2011, the Company recognized a foreign exchange gain of $40,000 compared to $2.2 million in the same period of 2010, a decrease of $2.1 million. Foreign exchange gains in the 2011 period are a result of an 8% favorable change in exchange rates between the Canadian dollar and U.S. dollar which was offset by a $0.3 million decrease in the Company’s net Canadian dollar asset position compared to the December 31, 2010 position. Foreign exchange gains in the 2010 period were attributable to converting net proceeds received from the June 2010 offering of approximately CDN $265.6 million to U.S. dollars due to the average Canadian dollar to U.S. dollar exchange rate on conversions being approximately 1% higher than the exchange rate on the date the offering proceeds were received.

Other income

The Company recognized a minimal amount of other income during the six months ended June 30, 2011 compared to $0.3 million for the same period of 2010. The Company recorded no gains from recognition of advanced minimum royalties after exploration rights were returned to the Company by joint venture partners in the six months ended June 30, 2011 compared to $0.3 million in the same period of 2010.

Income tax (expense) benefit

Income tax expense increased $6.2 million to $1.6 million compared to a $4.6 million benefit in the same period of 2010. In the 2011 period, $1.0 million of tax expense represents a non-cash charge relating to a reduction of deferred tax assets and $0.6 million represents the reduction of a prepaid tax asset. In the 2010 period, the Company recorded a $6.8 million provision for income taxes which was offset by an $11.4 million reduction in the Company’s valuation allowance for deferred tax assets.

Net income

For the reasons described above, we reported net income of $3.8 million for the six months ended June 30, 2011 compared to $24.4 million for the same period of 2010.

Financial Position, Liquidity and Capital Resources

Cash provided by operating activities

Cash provided by operating activities during the six months ended June 30, 2011, was $4.5 million compared to $12.4 million during the same period in 2010. The net decrease of $7.9 million of cash provided by operating activities was primarily attributable to the following:

•

The Company had $3.8 million in net income compared to $24.4 million in the same period of 2010. This amounted to a net decrease in cash provided by operating activities of $20.6 million for reasons described in Results of Operations above.

•

The Company recorded a $1.0 million non-cash reduction to deferred tax assets compared a net $5.3 million non-cash increase to deferred tax assets in the same period of 2010, resulting in a $6.3 million increase in cash provided by operating activities.

•

The change in prepaids and other resulted in a $2.3 million source of cash compared to a $2.7 million use of cash in the same period of 2010, resulting in a $5.1 million increase in cash provided by operating activities.

•

The change in accounts payable resulted in a $5.3 million source of cash in 2011 compared to a $0.8 million source of cash in the same period of 2010, resulting in a $4.5 million increase in cash provided by operating activities.

•

The Company recorded a $5.2 million non-cash expense for stock-based compensation in 2011 compared to $2.2 million for the same period of 2010, resulting in a $3.0 million increase in cash provided by operating activities.

•

The change in ore on leachpads resulted in a $13.0 million use of cash in 2011 compared to a $9.9 million use of cash in the same period of 2010, resulting in a $3.1 million increase in cash used in operating activities. The $3.1 million increase in cash used was attributable to an 11,920 net ounce increase of total ounces on the leachpad which were placed at a higher average cost than ounces placed in the same period of 2010.

•

The change in accrued liabilities and other resulted in a $0.2 million source of cash in 2011 compared to a $2.6 million source of cash in the same period of 2010, resulting in a $2.4 million decrease in cash provided by operating activities.

Cash used in investing activities

Cash used in investing activities during the six months ended June 30, 2011, was $35.0 million compared to $15.0 million during the same period in 2010. The net increase of $20.0 million of cash used in investing activities is largely due to the following:

•

Additions to plant and equipment in 2011 totaled $17.7 million compared to $10.2 million during the same period in 2010, resulting in an increase in cash used in investing activities of $7.5 million. In the six months ended June 30, 2011 the Company had cash purchases of $4.3 million for truck shop construction, $4.1 million for leach pad expansions, $2.2 million for mobile mine equipment, $2.0 million for drilling equipment, $1.5 million for the mill construction, $0.6 million for process improvements, and $3.0 million of other plant and equipment additions.

•

The Company contributed an additional $3.9 million to its restricted cash collateral account in 2011 to support an additional surety bond for the benefit of the Bureau of Land Management (BLM) compared to $0.9 million of additional collateral established during the same period of 2010, resulting in an increase in cash used in investing activities of $3.0 million.

•

Additions to mine development costs in 2011 totaled $13.3 million compared to $3.9 million during the same period in 2010, resulting in an increase in cash used in investing activities of $9.4 million. In the six months ended June 30, 2011 the Company had cash mine development additions of $5.4 million for pre-production stripping costs, $4.0 million for reserve verification drilling and assaying, $2.4 million for condemnation drilling and assaying, and $1.5 million for environmental impact statements for major permitting actions associated with Hycroft.

Cash provided by (used in) financing activities

Cash used in financing activities during the six months ended June 30, 2011, was $2.1 million compared to cash provided by financing activities of $256.9 million during the same period in 2010. The net decrease of $259.0 million of cash provided by financing activities is largely due to the following:

•

The Company did not issue any stock in a public offering compared to 13,500,000 shares issued for gross proceeds of approximately $272.2 million in the same period of 2010. The Company incurred approximately $17.8 million of costs in connection with the June 2010 offering, resulting in net proceeds of $254.4, which resulted in a net decrease in cash provided by financing activities of $254.4 million compared to the same period of 2010.

•

The Company received $0.6 million in proceeds from the exercise of options compared to $3.2 million in the same period of 2010, resulting in a decrease of $2.6 million in cash provided by financing activities.

•

The Company made capital lease principal payments of $2.2 million on fourteen capital leases in 2011 compared to $0.7 million on six capital leases in the same period of 2010, resulting in a $1.5 million increase in cash used by financing activities.

Liquidity and capital resources

Based upon our current operational assumptions and mine plans, we believe our cash on hand, anticipated operating cash flow from the Hycroft Mine, and amounts available under the $30.0 million Revolving Credit Agreement will be adequate to meet our liquidity needs and fund the planned capital expenditures for the next year.

In May 2011, we entered into a three-year $30.0 million Revolving Credit Agreement that matures on May 17, 2014. At June 30, 2011, we had no outstanding borrowings under the credit agreement.

We estimate our capital expenditures in 2011 will total approximately $110 million largely related to the expansion of the mobile mine equipment fleet, support building improvements, increased processing plant capacity modifications, ongoing leach pad expansion at Hycroft, capitalized stripping and drilling activities, and other capitalized spending. As of June 30, 2011 the Company has spent approximately $42.6 million of the estimated 2011 capital expenditures, inclusive of mining equipment acquired through capital leases.

At June 30, 2011, our total assets were $592.7 million compared to $567.4 million at December 31, 2010. The increase in total assets is primarily attributable to $12.4 million of plant and equipment purchased through capital leases and $3.8 million of net income.

At June 30, 2011, working capital was $365.0 million compared to $388.9 million at December 31, 2010. The decrease in working capital is primarily attributable to a $32.6 million decrease in cash and equivalents described above, a $5.3 million increase in accounts payable, a $2.5 million increase in the current portion of capital lease obligations, and a $1.8 million decrease in prepaids and other assets offset by a $15.0 million increase in ore on leachpads and a $3.7 million increase in inventories.

At June 30, 2011, we had cash and cash equivalents totaling $305.3 million. All cash equivalents were invested in high quality short-term money market instruments, including government securities, bankers’ acceptances, bank notes, certificates of deposit, commercial paper and repurchase agreements of domestic and foreign issuers. At June 30, 2011, we had no funds invested in asset-backed commercial paper.

Off-balance sheet arrangements

Allied Nevada has no off-balance sheet arrangements.

Outlook

Hycroft Operations

In 2011, we expect Hycroft to mine approximately 40.0 million tons of material, including 23.4 million tons of ore at average grades of 0.0136 opt gold. The average grades in 2011 are expected to be lower than those mined in 2010 as the mine moves through a lower grade phase of mining of the Brimstone pit. The silver to gold production ratio is expected to be 2.7 ounces of silver for each ounce of gold.

Mining equipment deliveries in connection with the accelerated heap leach plan are generally as expected. As previously reported, the tragic events that occurred in Japan in March 2011 have delayed the delivery of a large capacity shovel that was expected to be in operation in the second quarter of 2011. Based on recent information regarding the status of the shovel, the Company continues to expect that the shovel will be operational in third quarter of 2011. Allied Nevada reiterates full year 2011 production guidance of 115,000 – 125,000 ounces of gold and adjusted cash costs of $450-$4901.

Production is expected to increase through the second half of 2011 as the impact of the increased solution processing capacity and mining more tons and placing more ore begins to take effect. The overall strip ratio for 2011 is expected to be less than 1:1, and was higher in the first half and expected to decline through the remainder of 2011. Adjusted cash costs1 is expected to be higher in 2011 as compared to 2010 due to higher expected commodity prices, a lower grade mining phase and a decreased waste mining rate as the mine continues to ramp up the oxide expansion. Adjusted cash costs1 is calculated assuming a silver selling price of $22/ounce and fuel price of $100/barrel. It is expected that a $10/barrel change in the world fuel price would result in a $10 per ounce change in operating expense.

Exploration

Company-wide exploration expense in 2011 is expected to be $25.6 million with an additional $9.1 million of capitalized mine development costs. The 2011 exploration program at Hycroft includes 60,000 meters of planned drilling with work for the remainder of the year focused on step-out drilling to test additional targets outside of the current known mineralization at Hycroft and expand the resource base.

Exploration plans at Hasbrouck continue to focus on the high-grade zone discovered in the first quarter, and increasing the confidence level of and expanding the current resource base. The goal for Hasbrouck is to define a development scenario that best fits the current mineralization. An exploration program has been designed at the Company’s other exploration properties to test a number of encouraging targets identified through the successful 2010 field program.

Major Capital Programs

Capital expenditures in 2011 are expected to total approximately $110 million. Significant capital projects include the following: expansion of the mobile equipment fleet at Hycroft with additional 320-ton haul trucks and larger capacity shovels ($53 million); support building improvements, increased process plant capacity modifications and ongoing leach pad expansion at Hycroft ($22 million); capitalized stripping and drilling ($9 million); and other capitalized spending of $26 million. We expect to lease a significant portion of the mobile equipment through capital leases.

The Company continues to implement near and long-term opportunities to increase production, reduce costs, and extend the life of the Hycroft mine. These initiatives include:

1.	Continued implementation of the Hycroft Accelerated Oxide Heap Leach Project: The mine has been successful in initiating the accelerated oxide heap leach plan with the addition of a crushing circuit, completion of the 2010 leach pad expansion and integration of the larger scale mining equipment. The operating plan will be to continue increasing the mining rate as new equipment is delivered throughout 2011. The goal for 2011 is to increase the mining rate to 40 million tons (from 26.5million in 2010) and ultimately to 81 million tons by 2012. By tripling the mining rate, the mine expects to increase gold production to average over 260,000 ounces annually by 2012.

2.	Hycroft Milling Project development: Based on the positive results of the milling scoping studies completed in 2010, the Company intends to complete an initial feasibility study for a milling scenario to develop the most economically viable solution for extracting the large resource at Hycroft. It is currently expected that this study will be completed in the third quarter of 2011.

3.	Develop exploration properties: A greater emphasis is being placed on regional exploration targets and advancing potential development properties in 2011. Exploration programs have been designed for a number of the Company’s other exploration properties in 2011 to follow up on opportunities identified during the 2010 field program.

Non-GAAP Measures

Adjusted Cash Costs

Adjusted cash costs is a non-GAAP measure, calculated on a per ounce of gold sold basis, and includes all normal direct and indirect operating cash costs related directly to the physical activities of producing gold, including mining, processing, third party

[1]	The term “adjusted cash costs” is a non-GAAP financial measure. Please see the section on “Non-GAAP Measures” in this MD&A.

refining expenses, on-site administrative and support costs, royalties, and mining production taxes, net of by-product revenue earned from silver sales. Adjusted cash costs does not include stripping costs deemed to be abnormal. Abnormal stripping costs are those that exceed the life-of-mine strip ratio. Adjusted cash costs provides management and investors with a measure to assess the Company’s performance against other precious metals companies and performance of the mining operations over multiple periods. Non-GAAP measures do not have any standardized meaning prescribed by GAAP and, therefore, may not be comparable to similar measures presented by other companies. Accordingly, the above measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. For further information, see our audited financial statements filed with our annual report on Form 10-K.

The table below presents a reconciliation between non-GAAP adjusted cash costs to costs of sales (GAAP) for the three and six month periods ended June 30, 2011 and 2010 (in thousands, except ounces sold):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total cost of sales	$13,929	$15,171	$28,624	$25,733
Less:
Abnormal stripping costs	—	(209)	(650)	(726)
Depreciation and amortization	(1,558)	(1,727)	(3,116)	(3,005)
Silver revenues	(3,061)	(1,176)	(5,080)	(2,031)

Total adjusted cash costs	$9,310	$12,059	$19,778	$19,971
Gold ounces sold	20,293	29,560	41,634	49,999
Adjusted cash costs	$459	$408	$475	$399

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

Ore on Leach Pads, In-process Inventory, and Precious Metals Inventory

The recovery of gold from the Hycroft Mine’s oxide ore is accomplished through a heap leaching process that utilizes a Merrill Crowe and a Carbon in column process method to recover precious metals from the leach pad’s pregnant solution. The Company maintains four categories of metals inventories; ore on leach pads, in-process inventory for the Merrill Crowe plant, in-process inventory for the carbon in column process, and precious metals inventory. The recovery of precious metals using the Merrill Crowe method is completed at the Hycroft mine and the end product is a doré containing precious metals. The recovery of precious metals utilizing the Carbon in column process method is accomplished through on-site carbon columns and the shipping of loaded carbon offsite to be processed, resulting in the production of doré’ containing precious metals. The doré’ from both process methods is classified as precious metals inventory until sold.

Ore on Leach Pads

As described below, costs that are incurred in or benefit the production process are accumulated as ore on leach pads. Ore on leach pads are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current metals prices, less the estimated costs to complete production and bring the product to sale.

The recovery of gold from the Hycroft Mine’s oxide ore is accomplished through the heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution throughout the production phase of the mine, which dissolves the gold contained in the ore over time. The heap leach process ends with the production of a “pregnant” solution which contains the dissolved precious metals. The pregnant solution is further processed through conventional methods, including the Merrill Crowe and Carbon in column process methods, which are treated as separate stages of work-in-process inventories. Costs are added to ore on leach pads based on current mining and processing costs, including applicable depreciation, depletion and amortization relating to mining and processing operations. Normal stripping costs are also included as a component of ore on leach pads. Stripping costs in excess of those considered normal are expensed as incurred. Costs are transferred from ore on leach pads to subsequent stages of work-in-process inventories as the pregnant solution is treated by the conventional processing methods.

Accounting for ore on leach pads represents a critical accounting estimate because of the inherent difficulty in estimating the amount of the gold placed, the amount that will be recovered and the timing of that recovery. The Company employs standard industry estimating methodologies in the determination of the amount and timing of gold production. The recoverable gold that is placed on the leach pad requires the estimate of the quantity of contained gold in the ore mined, and the ultimate expected recovery for that ore. The quantity of contained gold ounces in the ore is based upon surveyed volumes of mined material, daily production records, calculated densities of the ore, and assaying of blast-hole cuttings to determine the estimated gold grade contained in the ore. Expected gold recovery rates for ore placed on leach pads are developed based upon standard industry practices using small-scale laboratory tests, small to large scale column testing (which simulates the production scale processing), historical trends and other factors, including mineralogy of the ore and ore size (e.g., run of mine or crushed ore).

For distinct mining areas, the ultimate recovery of gold contained in ore on leach pad can vary significantly from 30% to more than 70% depending upon ore particle size, ore mineralogy and ore grades. Ore particle size is most commonly affected by the rock type, blasting methods, and whether a crusher is used to reduce the particle size. During each accounting period, the amount of recoverable gold for each discreet mining area is used to determine the estimated aggregate quantity of recoverable gold that was placed.

During normal operating conditions as much as 85% of the estimated recoverable gold on an active leach pad may be extracted during the first year and the remaining gold may be extracted over a 3 year period. The timing of gold recovery is affected by the stacking sequence on the leach pad, the time to achieve solution saturation of the leach pad material, the solution flow rate through the placed ore, the volume of solution placed on the leach pad, and the processing capacity of the Merrill Crowe and Carbon in Column circuits.

Based on current life of mine production plans, residual heap leach activities are expected to continue through 2020. Accordingly, the ultimate gold recovery will not be known until leaching operations cease.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and changes the disclosure requirements to include quantitative information about unobservable inputs used for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011 (early adoption prohibited). The Company is evaluating the potential impact of adopting this guidance on its consolidated financial position, results of operations, cash flows, and disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the potential impact of adopting this guidance on its consolidated financial position, results of operations, cash flows, and disclosures.

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

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “target”, “budget”, “may”, “schedule” and similar words or expressions identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	volatile market prices of gold and silver;

•	risks related to the heap leaching process at the Hycroft Mine, including but not limited to gold recovery rates, gold extraction rates, and the grades of ore placed on our leach pads;

•	uncertainties concerning estimates of mineral reserves, other mineralized material, and grading;

•	cost of compliance with current and future government regulations, including those related to environmental protection, mining, health and safety, corporate governance and public disclosure;

•	uncertainties relating to obtaining or retaining approvals and permits from governmental regulatory authorities;

•	our ability to achieve our estimated production rates and stay within our estimated operating costs;

•	the commercial success of our exploration and development activities;

•	an increase in the cost or timing of new projects;

•	our current intention not to use forward sale arrangements;

•	the inherently hazardous nature of mining activities, including operational, geotechnical and environmental risks;

•	our ability to raise additional capital on favorable terms or at all;

•	intense competition within the mining industry;

•	uncertainties related to our ability to find and acquire new mineral properties;

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

Allied Nevada management, with the participation of the principal executive officer and principal financial officer have evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Allied Nevada’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

Mine Safety Information.

Whenever MSHA believes a violation of the Mine Act, any health or safety standard or any regulation has occurred, it may issue a citation which describes the alleged violation and fixes a time within which the operator (e.g. our subsidiary, Hycroft Resources & Development Inc.) must abate the alleged violation. In some situations, such as when MSHA believes that conditions pose a hazard to miners, MSHA may issue an order removing miners from the area of the mine affected by the condition until the alleged hazards are corrected. When MSHA issues a citation or order, it generally proposes a civil penalty, or fine, as a result of the alleged violation, that the operator is ordered to pay. Citations and orders can be contested and appealed, and as part of that process, are often reduced in severity and amount, and are sometimes dismissed. The following table reflects citations and orders issued to us by MSHA during the six months ended June 30, 2011 and pending legal actions before the Federal Mine Safety and Health Review Commission (the “Commission”) as of June 30, 2011. The proposed assessments for the six months ended June 30, 2011 were taken from the MSHA data retrieval system as of June 30, 2011.

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

Mine[1]	Section 104 Citations	Sections 104(b) Orders	Section 104(d) Citations and Orders	Section 110(b)(2) Violations	Section 107(a) Orders	Proposed MSHA Assessments (US$)[2]	Mining Related Fatalities	Pending Legal Actions
Hycroft	42	—	—	—	—	$10,200	—	—

Pattern or Potential Pattern of Violations

During the six months ended June 30, 2011, Hycroft did not receive written notice from MSHA of (a) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health or safety hazards under section 104(e) of the Mine Act or (b) the potential to have such a pattern.

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

[1]

The table above reflects citations and orders issued to us by MSHA during the six months ended June 30, 2011, and the pending legal actions before the Commission as of June 30, 2011. The definition of “mine” under section 3 of the Mine Act includes the mine, as well as other items used in, or to be used in, or resulting from, the work of extracting minerals, such as land, structures, facilities, equipment, machines, tools, and minerals preparation facilities.

[2]	Represents the total dollar value of the proposed assessment from MSHA under the Mine Act pursuant to the citations and or orders preceding such dollar value in the corresponding row.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED NEVADA GOLD CORP. (Registrant)

Date: August 4, 2011	By:	/s/ Scott A. Caldwell
Scott A. Caldwell
President and Chief Executive Officer

Date: August 4, 2011	By:	/s/ Hal D. Kirby
Hal D. Kirby
Executive Vice President and Chief Financial Officer