Form 10-K/A
period 2010-12-31
Allied Nevada Gold Corp.
filed 2011-11-07
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.2

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

Number of shares outstanding of the registrant’s Common Stock as of November 4, 2011: 89,330,388

EXPLANATORY NOTE

Overview

As described below and in Note 2, Allied Nevada Gold Corp. is filing this Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2010, to reclassify our consolidated statements of income and associated disclosures. This amendment is not a restatement and amends the following financial statements and disclosures:

•	consolidated statements of income (loss) for the years ended December 31, 2010 and 2009, and

•	selected financial data as of December 31, 2010 and 2009

We amended our disclosure contained in the following sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	Introductory paragraph,

•	Results of operations, and

•	Critical accounting policies

We modified our disclosure of the following notes to our consolidated financial statements:

•	Note 2: Amendment,

•	Note 3: Summary of Significant Accounting Policies,

•	Note 5: Inventories,

•	Note 6: Ore on Leach Pads, and

•	Note 23: Quarterly financial information

There have been no changes from the original Form 10-K other than those described above. This Amendment No. 2 does not reflect events occurring after the original filing of the Form 10-K, or modify or update in any way disclosures made in the Form 10-K other than as described above.

Concurrently, we are also filing an amendment to our first and second quarter 2011 Forms 10-Q to amend our financial statements and associated disclosures as of and for the periods ended March 31 and June 30, 2011.

Background

During the fourth quarter of 2011, we determined that our financial statements and related disclosures required amendment to reclassify our income statement presentation and to provide additional information to the users of our financial statements. We determined that the disclosures related to our presentation of cost of sales and our critical accounting policies needed to be revised and expanded. Accordingly, we made the following changes;

•	We reclassified our income statement presentation to report total cost of sales which includes production costs and depreciation and amortization.

•	Stripping costs which had previously been reported separately have been reclassified to production costs.

•

We enhanced our disclosures related to work-in-process inventories to discuss how we selected policies and made estimates and to discuss how selecting different policies and estimates would have impacted our financial statements.

•

We modified our disclosure in Note 6: Ore on Leach Pads, to indicate that all production phase stripping costs are included in inventory and that lower of cost or market principles are applied to inventory balances.

•	We enhanced our revenue recognition disclosures to discuss the point at which sales occur in the production process.

Consistent with the information above, we have revised the following items in this Form 10-K/A:

Part II

Item 6—Selected Financial Data (See Item 8)

        Item 7—Management’s Discussion and Analysis of Results of Operations and Financial Condition—We have added an introductory paragraph summarizing the effect of the amendment, we have expanded our discussion of our results of operations and we have updated our critical accounting policies. Additionally, we removed our outlook section and Non-GAAP measures and other conforming changes were made.

Item 8—Financial Statements and Supplementary Data—As described in the explanatory note, we have amended our consolidated income statements and selected financial data as of and for the years ended December 31, 2010 and 2009. We have also added Note 2, explaining the amendment, and renumbered the remaining notes. Conforming changes have also been made to Note 3

(Summary of significant accounting policies), Note 5 (Inventories), Note 6 (Ore on leach pads), and Note 23 (Quarterly financial information). Additionally, we included unaudited consolidated quarterly statements of income for the years ended December 31, 2010 and 2009, respectively, as supplementary data.

Part III

This Amendment No. 2 does not include Part III. For the information set forth in Part III, see Amendment No. 1 to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 29, 2011.

Part IV

Item 15—Exhibits and Financial Statement Schedules (See Item 8)

Our independent auditors, Ehrhardt, Keefe, Steiner & Hottman PC, have updated their consent to the date of this filing on the consolidated financial statements, and we have provided new Rule 13a-14(a) and Section 1350 certifications from our chief executive officer and chief financial officer. Except to the extent relating to the amendment of our consolidated financial statements and selected financial data described above, the consolidated financial statements and other disclosures in this Form 10-K/A are unchanged.

Note Regarding Forward-Looking Statements

In addition to historical information, this Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included herein or incorporated by reference, that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements, including but not limited to such things as:

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

These statements can be found under Part I—Item 1. Business, Part I—Item 1A. Risk Factors, Part I—Item 2. Properties, Part I—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere throughout this Annual Report on Form 10-K/A. The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “target”, “budget”, “may”, “schedule” and similar words or expressions identify forward-looking statements. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

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

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements, please see the risk factors discussed in Part I—Item 1A. Risk Factors of this Form 10-K/A and in other filings with the SEC. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that our forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

v

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

Segment Information

Our operating segments are the Hycroft Mine, Exploration Properties, and other. The Hycroft Mine operating segment contains the exploration and operational activities at our wholly-owned Hycroft Mine located in Nevada. The Exploration Properties segment contains the exploration and development activities on the Company’s Advanced Exploration Properties and Other Exploration Properties. The other operating segment primarily contains the corporate overhead functions of the Company. Please see Note 22 to our Consolidated Financial Statements for information related to our business segments.

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

Allied Nevada operates the wholly-owned Hycroft Mine, which is located 54 miles west of Winnemucca, Nevada. The Hycroft Mine is an open pit, run-of-mine and crushed ore heap leach gold mine that also produces silver as a byproduct of the gold recovery process. We intend to mine all currently identified ore reserves by open pit methods with a typical drill, blast, load, and haul cycle from six pits; the Brimstone, Bay, Central, Cut-5, Camel, and Vortex pits. Currently, the majority of the ore-grade material placed on the leach pad is run-of-mine with a small percentage being crushed. Ore is selectively crushed based on ore type and grade. The pregnant solution is processed using a Merrill-Crowe zinc-precipitation process (“Merrill-Crowe process”) and a Carbon-in-Column leach solution recovery process (“CIC process”).

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

Financial Information Included in This Document

        This Annual Report on Form 10-K/A includes financial and other information for the years ended December 31, 2006-2010. Prior to May 10, 2007, we were still a wholly-owned subsidiary of Vista. Consistent with our past filings, the financial statements, related discussion and analysis and other financial information in this document were prepared as it relates to the subsidiaries of Vista that held Nevada-based mining properties and related assets that were transferred to Allied Nevada as part of the Arrangement Agreement. In our filings prior to the completion of the Arrangement Agreement, we referred to these subsidiaries as “Vista Gold Corp.—Nevada exploration properties” or “Vista Nevada”. Our financial statements do not include any historical financial information on the property interests acquired by Allied Nevada from the Pescios. Accordingly, the financial statements for periods prior to the completion of the Arrangement Agreement as presented in this Annual Report on Form 10-K/A are those of Vista Nevada, as so termed, and are not indicative of results of operations of Allied Nevada as it is now constituted.

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

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this Form 10-K/A before deciding to invest or to continue holding your investment in our common stock. The risks described below are not the only ones facing us or otherwise associated with an investment in our common stock. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our business. We have attempted to identify the major factors that could cause differences between actual and planned or expected results, and we have included these material risk factors. If any of the following risks actually happen, our business, financial condition and operating results could be materially adversely affected. In this case, the trading price of our common stock could decline, and you could lose part or all of your investment. See “Note Regarding Forward-Looking Statements” above.

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

•

Ongoing metallurgical test work throughout 2010 continued to show positive results for the grind-flotation-cyanidation of the tailings flow sheet for the milling scenario. At January 2011, the Company had completed approximately 70% of the required test work for the milling feasibility study. Overall, testing of the composites through the grind-flotation-cyanidation of the tailing flow sheet indicate recoveries of 87% for gold and 82% for silver. Concentrate from six bulk samples are currently being tested through various oxidation techniques and the results will indicate the overall recovery through the entire milling-flotation-oxidation circuit.

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

Geology

The Hycroft Mine is located on the western flank of the Kamma Mountains. The deposit is hosted in a volcanic eruptive breccia and conglomerates associated with the Tertiary Kamma Mountain volcanics. The volcanics are mainly acidic to intermediate tuffs, flows and coarse volcaniclastic rocks. Fragments of these units dominate the clasts in the eruptive breccia. Volcanic rocks have been block-faulted by dominant north-trending structures, which have affected the distribution of alteration and mineralization. The Central Fault and East Fault control the distribution of mineralization and subsequent oxidation. A post-mineral range-front fault separates the ore body from the adjacent Pleistocene Lahontan Lake sediments in the Black Rock Desert.

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

In 2010, we drilled 396 holes, representing approximately 331,248 feet, with focus on infilling the Vortex zone to the south of the Brimstone pit and better defining material at the Central pit. We are expecting to announce a reserve update in 2011, incorporating all drilling completed to the end of December 15, 2010.

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

On October 7, 2002, Vista completed the acquisition of a 100% interest in the Maverick Springs gold and silver project from Newmont Mining Corporation (“Newmont”) and the Mountain View gold project (described below) from Newmont’s wholly-owned subsidiary Newmont Capital Limited (“Newmont Capital”). Maverick Springs is subject to a lease agreement, between Newmont and Artemis Exploration Company. The lease was entered into on October 1, 2001, and the key terms include: payment of advance minimum royalties of $50,000 on October 1, 2003 and advance minimum royalties of $100,000 on October 1, 2004, $100,000 on October 1, 2005 and each year thereafter while the agreement is in effect; work commitments of 6,400 feet of exploration drilling, on or before October 1 in each of 2002 (extended by agreement to November 15, 2002), 2003 and 2004, a preliminary economic evaluation to be conducted by October 1, 2004 which was extended to April 7, 2005; and a net smelter returns royalty based on a sliding scale ranging from 2% to 6%, depending on gold and silver prices at the time of production.

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

Selected Financial Data

U.S. dollars in thousands

	Years Ended December 31,
Results of operations	2010	2009	2008	2007	2006
Sales	$130,930	$43,204	$—	$—	$—
Cost of sales	64,685	28,798	—	—	—
Net income (loss)	34,128	8,451	(79,641)	(11,265)	(2,465)
Basic net income (loss) per share	0.41	0.13	(1.49)	(0.42)	N/A
Diluted net income (loss) per share	0.41	0.13	(1.49)	(0.42)	N/A

	December 31,
Financial position	2010	2009	2008	2007	2006
Cash and cash equivalents	$337,829	$91,581	$16,511	$20,105	$7
Ore on leachpads	49,357	34,179	2,737	—	—
Mineral properties	35,522	35,845	36,583	76,394	8,892
Plant and equipment	66,081	35,367	29,294	1,037	997
Total assets	567,352	252,425	112,259	106,514	17,303
Current capital lease obligations	3,215	1,298	602	11	10
Asset retirement obligation	463	476	98	133	—
Non-current capital lease obligations	11,104	4,700	2,392	12	23
Non-current asset retirement obligation	6,303	6,167	5,735	5,167	4,663
Non-current other accrued liabilities	6,850	2,686	—	—	—
Total liabilities	44,598	29,245	18,653	6,758	4,848
Total shareholders’ equity	522,754	223,180	93,606	99,756	12,455

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Amendment

As discussed in the explanatory note to this Form 10-K/A and in Note 2 to our consolidated financial statements, we are amending our consolidated income statement presentation and selected financial data as of and for the years ended December 31, 2010 and 2009. We amended our income statement presentation of cost of sales and enhanced our critical accounting policy disclosures related to work-in-process inventories and revenue recognition.

Except as described above, the consolidated financial statements and other disclosures in this Form 10-K/A are unchanged and do not reflect any events that have occurred after its initial filing on February 28, 2011.

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

Ore on leach pads, in-process inventory and precious metals inventory

The recovery of gold from the Hycroft Mine’s oxide ore is accomplished through a heap leaching process that utilizes a Merrill-Crowe and a Carbon in column process method to recover precious metals from the leach pad’s pregnant solution. The Company maintains four categories of metals inventories: ore on leach pads; in-process inventory for the Merrill-Crowe plant; in-process inventory for the Carbon in column process; and precious metals inventory. Because the value of our crusher stockpiles are immaterial, these values are included in ore on leach pads. The Company does not currently maintain separate stockpiles of low grade, mineralized material. The recovery of precious metals using the Merrill-Crowe method is completed at the Hycroft mine and the end product is a doré containing precious metals. The recovery of precious metals utilizing the Carbon in column process method is accomplished through on-site carbon columns and the shipping of loaded carbon offsite to be processed, resulting in the production of doré containing precious metals. The doré from both process methods is classified as precious metals inventory until sold.

Ore on leach pads

The recovery of gold from the Hycroft Mine’s oxide ore is accomplished through the heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution throughout the production phase of the mine, which dissolves the gold contained in the ore over time. The heap leach process ends with the production of a “pregnant” solution which contains the dissolved precious metals. The pregnant solution is further processed through conventional methods, including the Merrill-Crowe and Carbon in column process methods, which are treated as separate stages of work-in-process inventories. Costs are added to ore on leach pads based on current mining and processing costs, including applicable depreciation, depletion and amortization relating to mining and processing operations. Costs are transferred from ore on leach pads to subsequent stages of work-in-process inventories as the pregnant solution is treated by the conventional processing methods.

As described below, costs that are incurred in or benefit the production process are accumulated as ore on leach pads. Ore on leach pads are carried at the lower of average cost or market. Accounting for ore on leach pads represents a critical accounting estimate because of the inherent difficulty in estimating the amount of the gold placed, the amount that will be recovered and the timing of that recovery. The Company employs standard industry estimating methodologies in the determination of the amount and timing of gold production. The recoverable gold that is placed on the leach pad requires the estimate of the quantity of contained gold in the ore mined, and the ultimate expected recovery for that ore. The quantity of contained gold ounces in the ore is based upon surveyed volumes of mined material, daily production records, calculated densities of the ore, and assaying of blast-hole cuttings to determine the estimated gold grade contained in the ore. Expected gold recovery rates for ore placed on leach pads are developed based upon standard industry practices using small-scale laboratory tests, small to large scale column testing (which simulates the production scale processing), historical trends and other factors, including mineralogy of the ore and ore size (e.g., run of mine or crushed ore).

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

During normal operating conditions as much as 85% of the estimated recoverable gold on an active leach pad may be extracted during the first year and the remaining gold may be extracted over a 3 year period. The timing of gold recovery is affected by the stacking sequence on the leach pad, the time to achieve solution saturation of the leach pad material, the solution flow rate through the placed ore, the volume of solution placed on the leach pad, and the processing capacity of the Merrill-Crowe and Carbon in Column circuits.

Based on current life of mine production plans, residual heap leach activities are expected to continue through 2020. Accordingly, the ultimate gold recovery will not be known until leaching operations cease.

Should the Company’s estimate of ultimate recovery require adjustment, the impact upon its income statement would depend upon whether the change involved a negative or positive change in gold recovery. If the Company determined the gold recovery decreased by 1 or 2 percent at December 31, 2010, its estimate of recoverable ounces would decrease by approximately 4,000 and 8,000 ounces, respectively, which would have resulted in a write-down of approximately $2.6 million and $5.1 million, respectively. Whereas if the Company determined the gold recovery increased by 1 or 2 percent at December 31, 2010, its estimate of recoverable ounces would have increased by 4,000 and 8,000 ounces, respectively, and would result in a decrease to the weighted average cost per ounce in inventory to approximately $607 and $578 per ounce, respectively. This decrease in the weighted average cost would be recognized prospectively through cost of sales as a change in estimate.

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

The cost of removing overburden and waste materials to access proven and probable reserves prior to the production phase of a mine are referred to as “pre-stripping costs” and are capitalized during the development of an open pit mine. Where multiple open pits exist using common processing facilities, pre-stripping costs are capitalized at each pit. Production phase stripping costs are included as a component of inventory.

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

Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment annually, and at interim periods if events or changes in circumstances indicate that the related carrying amounts may not be recoverable, in accordance with Accounting Standards Codification 360-10-35 regarding subsequent measurement of long-lived assets. An impairment is determined to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on the excess carrying value of the impaired assets over fair value. The Company analyzes future discounted ash flows to determine the fair value of its mineral properties. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties. There were no impairments to long-lived assets in 2010, 2009, or 2008.

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

Revenue

All doré produced to date from the Hycroft Mine has been transported to independent refineries. The doré and contained precious metals remain the property of the Company until it is sold to a buyer. The sales process commences when a sales order is placed with a buyer pursuant to a written agreement. Physical transfer of doré to the independent refiner precedes the transfer of title and risk of loss, which is accomplished by an irrevocable pledge of the precious metals to the buyer. Historically cash for the sale of precious metals has been received in the same accounting period as revenue is recognized assuring collectability of the amount of the underlying sales agreement. The Company recognizes revenue on gold and silver sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, the metal is delivered, the title has transferred to the customer, and collectability is reasonably assured. The Company sold 93% of its gold and silver to one customer during 2010.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification 718, ”Stock Compensation” (“ASC 718”), which requires companies to recognize compensation expense for share-based payments based on the estimated fair value of the awards. ASC 718 also requires tax benefits relating to the deductibility of increases in the value of equity instruments issued under share-based compensation arrangements that are not included in costs applicable to sales (“excess tax benefits”) to be presented as financing cash inflows in the Statement of Cash Flows.

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

•

Ongoing metallurgical test work throughout 2010 continued to show positive results for the grind-flotation-cyanidation of the tailings flow sheet for the milling scenario. At January 2011, the Company had completed approximately 70% of the required test work for the milling feasibility study. Overall, testing of the composites through the grind-flotation-cyanidation of the tailing flow sheet indicate recoveries of 87% for gold and 82% for silver. Concentrate from six bulk samples are currently being tested through various oxidation techniques and the results will indicate the overall recovery through the entire milling-flotation-oxidation circuit.

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

Results of Operations

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Allied Nevada had net income during the year ended December 31, 2010 of $34.1 million compared to $8.5 million during the same period in 2009. The increase in net income of $25.6 million is largely due to an increase of $87.7 million in revenue from the sale of gold and silver, a decrease in the loss due to change in value of equity-linked financial instruments of $5.2 million, and an increase in foreign exchange gains of $2.5 million. The above increases were partially offset by an increase of $35.9 million in cost of sales, an increase of $16.9 million in exploration and land holding costs, a decrease of $10.8 million in income tax benefit, and an increase in corporate general and administrative costs of $7.4 million compared to the same period of 2009.

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

Cost of sales

Cost of sales consists of production costs and depreciation and amortization. Cost of sales increased $35.9 million in 2010 to $64.7 million compared to $28.8 million in 2009.

Production costs increased $32.0 million in 2010 to $57.7 million compared to $25.7 million in 2009. The increase was attributable to the 60,125 ounce increase in gold ounces sold and a 13% increase in mining costs per ton to $1.66 per ton compared to $1.47 per ton in 2009.

Depreciation and amortization was $7.0 million in 2010 compared to $3.1 million in 2009. The increase was primarily due to an increase in plant and equipment in operation and an increase in the number of ounces of gold sold in 2010 compared to 2009. Additionally, in 2010 there was a $16.0 million increase in leach pads being depreciated on a units-of-production method and a $21.6 million increase in mine equipment being depreciated using the straight-line method over the useful life compared to 2009.

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

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Allied Nevada had net income during the year ended December 31, 2009 of $8.5 million compared to a net loss of $79.6 million during 2008. The increase from 2008 to 2009 of $88.1 million is largely due to $43.2 million of revenue from the sale of gold and silver, a $39.0 million reduction in non-cash impairments to mineral properties, an income tax benefit of $17.9 million, a decrease of $12.0 million in mine start-up costs, and an $11.1 million decrease in exploration and land holding costs, which was offset by $28.8 million of cost of sales, and a loss of $5.2 million attributable to the change in fair value of equity-linked financial instruments (described in Note 16 to the Consolidated Financial Statements).

Revenue

During the year ended December 31, 2009, the Company sold 42,358 ounces of gold at an average price of $1,003 per ounce for $42.4 million of revenue and 53,125 ounces of silver at an average price of $15 per ounce for approximately $0.8 million of revenue. There were no comparable sales of precious metals in 2008.

Cost of sales

For the year ended December 31, 2009, cost of sales totaled $28.8 million. Cost of sales consists of production costs and depreciation and amortization.

Production costs for the year ended December 31, 2009 totaled $25.7 million compared to no production costs in 2008. Production costs includes all mining costs, processing costs, and mine site management costs. There were no comparable production costs in 2008 as the Company did not have gold sales in 2008.

Depreciation and amortization increased $1.5 million to $3.1 million compared to $1.6 million in 2008. Substantially all of the increase was attributable to the depreciation of the mining fleet and amortization of royalty rights, mine development costs, and the asset retirement cost asset, based upon commencement of production at the Hycroft mine in the fourth quarter of 2008. Additionally, depreciation and amortization were not a part of cost of sales in 2008 as the Company did not sell any gold in that period.

Mine start-up costs

Mine start-up costs represent costs incurred to recommission the Hycroft Mine during 2008, prior to entering the production phase. There were no mine start-up costs in the year ended December 31, 2009. Mine start-up costs were $12.0 million in 2008.

Depreciation and amortization

During the year ended December 31, 2009, there was no depreciation and amortization expense compared to $1.6 million in 2008. The $1.6 million decrease was attributable to the commencement of production at Hycroft which resulted in depreciation and amortization being included as a component of cost of sales.

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

Loss due to change in value of equity-linked financial instruments

For the year ended December 31, 2009, the Company recognized a $5.2 million non-cash loss due to a change in fair value of warrants, which are considered to be equity-linked financial instruments, as described in Note 16 and subject to the guidance of Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), regarding contracts in an entity’s own stock. Although the warrants described in Note 16 were outstanding in 2008, ASC 815-40 required recognition of a cumulative effect of a change in accounting principle to the opening balances of our accumulated deficit, additional paid in capital, and liability for equity-linked financial instruments. Accordingly, there was no change in fair value recognized in 2008.

Net foreign exchange gain (loss)

For the year ended December 31, 2009, the Company recognized a foreign exchange gain of $0.5 million compared to a foreign exchange loss of $0.3 million in 2008. The net increase is attributable to foreign exchange gains in second half of 2009 related to both changes in exchange rates and between the U.S. and Canadian dollar and increased balances in Canadian accounts following the August 2009 public offering (described in Note 17 to the Consolidated Financial Statements), which was partially offset by losses in 2009 related to changes in exchange rates during the period when the March 2009 Credit Facility was outstanding. The foreign exchange loss in 2008 was attributable to the changes in exchange rates during the period when the March 2008 Credit Facility was outstanding. The 2009 and 2008 credit facilities are described in Note 20 to the Consolidated Financial Statements.

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

Income taxes

The Company provided a valuation allowance against its net deferred tax assets of $25.4 million as of December 31, 2009, since it could not conclude that it is more likely than not that $25.4 million of the net deferred tax assets will be fully realized on future income tax returns. The Company released $17.9 million of its valuation allowance as of December 31, 2009 based on its future taxable income projections and ability to utilize its net operating loss carryforwards. The Company will continue to evaluate whether the remaining valuation allowance is required in future reporting periods.

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

(1)

Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted. Pursuant to these environmental regulations, the Company is required, upon cessation of operations, to reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. For more information regarding remediation and reclamation liabilities see Note 14 to the Consolidated Financial Statements.

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

Although Allied Nevada has no debt outstanding, during 2010 the Company entered into four capital lease agreements for mine equipment as described in Note 13 to the Consolidated Financial Statements. Each capital lease has a 60 month term at a fixed lease payment. As of December 31, 2010, we had a balance of cash and cash equivalents of $337.8 million. If and to the extent that these funds were invested in interest bearing instruments during the entire year ended December 31, 2010, a hypothetical 1% decrease in the rate of interest earned on these funds would affect our income for the year ended December 31, 2010 by approximately $0.1 million, which is the amount of interest income earned in 2010, as the Company’s actual rate of interest earned was less than 1% per annum. Additionally, we do not have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

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
November 4, 2011

ALLIED NEVADA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share amounts)

	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$337,829	$91,581
Inventories - Note 5	9,978	6,773
Ore on leachpads - Note 6	49,357	34,179
Prepaids and other	7,405	3,911
Deferred tax asset, current portion - Note 7	4,655	4,344

Current assets	409,224	140,788

Restricted cash - Note 8	15,020	14,066
Plant and equipment, net - Note 9	66,081	35,367
Mine development costs - Note 10	18,874	10,389
Reclamation premium and asset retirement cost asset	2,292	2,431
Mineral properties - Note 11	35,522	35,845
Deferred tax asset, non-current portion - Note 7	20,339	13,539

Total assets	$567,352	$252,425

Liabilities:
Accounts payable	$14,924	$12,414
Amounts due to related parties - Note 12	7	28
Accrued liabilities and other - Note 19	1,732	1,476
Capital lease obligations, current portion - Note 13	3,215	1,298
Asset retirement obligation, current portion - Note 14	463	476

Current liabilities	20,341	15,692

Capital lease obligations, non-current portion - Note 13	11,104	4,700
Asset retirement obligation, non-current portion - Note 14	6,303	6,167
Other accrued liabilities - Note 15	6,850	2,686

Total liabilities	44,598	29,245

Commitments and Contingencies - Note 25

Shareholders’ Equity:
Common stock - Note 17 ($0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: 88,958,989 at December 31, 2010 and 73,837,267 at December 31, 2009)	89	74
Additional paid-in-capital	583,354	317,923
Accumulated deficit	(60,689)	(94,817)

Total shareholders’ equity	522,754	223,180

Total liabilities and shareholders’ equity	$567,352	$252,425

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(US dollars in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenue - Note 18	$130,930	$43,204	$—

Operating expenses:
Production costs	57,713	25,666	—
Depreciation and amortization	6,972	3,132	—

Total cost of sales	64,685	28,798	—

Mine start-up costs	—	—	12,028
Depreciation and amortization	—	—	1,587
Exploration and land holding costs	22,502	5,554	16,658
Impairment of mineral properties - Note 11	—	—	38,970
Accretion - Note 14	442	394	411
Corporate general and administrative	19,766	12,355	9,584

Income (loss) from operations	23,535	(3,897)	(79,238)

Interest income	145	49	932
Interest expense - Note 20	—	(1,030)	(1,876)
Loss due to change in value of equity-linked financial instruments - Note 16	—	(5,152)	—
Net foreign exchange gain (loss)	3,067	536	(267)
Other income	269	62	808

Income (loss) before income taxes	27,016	(9,432)	(79,641)

Income tax benefit - Note 7	7,112	17,883	—

Net income (loss)	$34,128	$8,451	$(79,641)

Earnings (loss) per share:
Basic - Note 24	$0.41	$0.13	$(1.49)
Diluted - Note 24	$0.41	$0.13	$(1.49)

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

ALLIED NEVADA GOLD CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(US dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2007	42,842,594	$43	$121,904	$(22,191)	$99,756
Shares issued in public offering	14,375,000	14	69,230	—	69,244
Shares issued under warrant exercises	114,850	—	—	—	—
Shares issued under stock option plans	100,700	—	277	—	277
Stock based compensation	—	—	3,938	—	3,938
Stock option plan shares subscribed	—	—	32	—	32
Net loss	—	—	—	(79,641)	(79,641)

Balance, December 31, 2008	57,433,144	$57	$195,381	$(101,832)	$93,606

Shares issued under warrant exercises	3,780,850	4	28,835	—	28,839
Cumulative effect related to the adoption of ASC 815-40 - Note 16	—	—	(2,896)	(1,436)	(4,332)
Shares issued under stock option plans	1,461,273	2	6,445	—	6,447
Shares issued in public offering	11,150,000	11	91,499	—	91,510
Share issuance costs	—	—	(5,193)	—	(5,193)
Stock-based compensation and RSU plan share issuances	12,000	—	3,776	—	3,776
Stock option plan shares subscribed	—	—	76	—	76
Net income	—	—	—	8,451	8,451

Balance, December 31, 2009	73,837,267	$74	$317,923	$(94,817)	$223,180

Shares issued under stock option plans	1,471,623	1	7,042	—	7,043
Shares issued in public offering	13,500,000	14	272,183	—	272,197
Share issuance costs	—	—	(17,886)	—	(17,886)
Stock-based compensation and RSU plan share issuances	150,099	—	4,092	—	4,092
Net income	—		—	34,128	34,128

Balance, December 31, 2010	88,958,989	$89	$583,354	$(60,689)	$522,754

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

2. Amendment

During the fourth quarter of 2011, we determined that our financial statements and related disclosures required amendment to reclassify our income statement presentation and to provide additional information to the users of our financial statements. We determined that the disclosures related to our presentation of cost of sales and our critical accounting policies needed to be revised and expanded. Accordingly, we made the following changes;

•	We reclassified our income statement presentation to report total cost of sales which includes production costs and depreciation and amortization.

•	Stripping costs which had previously been reported separately have been reclassified to production costs.

•

We enhanced our disclosures related to work-in-process inventories to discuss how we selected policies and made estimates and to discuss how selecting different policies and estimates would have impacted our financial statements.

•

We modified our disclosure in Note 6: Ore on Leach Pads, to indicate that all production phase stripping costs are included in inventory and that lower of cost or market principles are applied to inventory balances.

•	We enhanced our revenue recognition disclosures to discuss the point at which sales occur in the production process.

This amendment affects disclosure in Note 2 (Amendment), Note 3 (Summary of significant accounting policies), Note 5 (Inventories), Note 6 (Ore on leach pads), and Note 23 (Quarterly financial information).

3. Summary of Significant Accounting Policies

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

Ore on leach pads, in-process inventory and precious metals inventory

The recovery of gold from the Hycroft Mine’s oxide ore is accomplished through a heap leaching process that utilizes a Merrill-Crowe and a Carbon in column process method to recover precious metals from the leach pad’s pregnant solution. The Company

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

maintains four categories of metals inventories: ore on leach pads; in-process inventory for the Merrill-Crowe plant; in-process inventory for the Carbon in column process; and precious metals inventory. Because the value of our crusher stockpiles are immaterial, these values are included in ore on leach pads. The Company does not currently maintain separate stockpiles of low grade, mineralized material. The recovery of precious metals using the Merrill-Crowe method is completed at the Hycroft mine and the end product is a doré containing precious metals. The recovery of precious metals utilizing the Carbon in column process method is accomplished through on-site carbon columns and the shipping of loaded carbon offsite to be processed, resulting in the production of doré containing precious metals. The doré from both process methods is classified as precious metals inventory until sold.

Ore on leach pads

The recovery of gold from the Hycroft Mine’s oxide ore is accomplished through the heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution throughout the production phase of the mine, which dissolves the gold contained in the ore over time. The heap leach process ends with the production of a “pregnant” solution which contains the dissolved precious metals. The pregnant solution is further processed through conventional methods, including the Merrill-Crowe and Carbon in column process methods, which are treated as separate stages of work-in-process inventories. Costs are added to ore on leach pads based on current mining and processing costs, including applicable depreciation, depletion and amortization relating to mining and processing operations. Costs are transferred from ore on leach pads to subsequent stages of work-in-process inventories as the pregnant solution is treated by the conventional processing methods. Ore on leach pads are carried at the lower of average cost or market.

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

The cost of removing overburden and waste materials to access proven and probable reserves prior to the production phase of a mine are referred to as “pre-stripping costs” and are capitalized during the development of an open pit mine. Where multiple open pits exist using common processing facilities, pre-stripping costs are capitalized at each pit. Production phase stripping costs are included as a component of inventory.

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

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

Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment annually, and at interim periods if events or changes in circumstances indicate that the related carrying amounts may not be recoverable, in accordance with Accounting Standards Codification 360-10-35 regarding subsequent measurement of long-lived assets. An impairment is considered if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on the excess carrying value of the impaired asset over fair value. The Company analyzes future discounted cash flows to determine the fair value of its mineral properties. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties. There were no impairments to long-lived assets in 2010, 2009, or 2008.

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

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

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

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

5. Inventories

The following table summarizes the components of inventories (in thousands):

	December 31,
	2010	2009
In-process inventory	$6,159	$5,039
Precious metals inventory	310	21
Materials and supplies inventory	3,509	1,713

	$9,978	$6,773

In-process inventory and precious metals are carried at the lower of average cost or market. Cost includes mining and process costs including mine site overhead, production phase stripping, and depreciation and amortization relating to mining and process operations.

Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

6. Ore on leach pads

The following table summarizes ore on leach pads and estimated recoverable ounces:

	December 31,
	2010	2009
Ore on leach pads (in thousands)	$49,357	$34,179
Estimated recoverable ounces	77,265	72,140

Ore on leach pads is carried at the lower of average cost or market. Cost includes mining and process costs including mine site overhead, production phase stripping costs, and depreciation and amortization relating to mining and process operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

7. Income Taxes

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

8. Restricted Cash

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

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

Changes in the Company’s restricted cash are as follows (in thousands):

	2010	2009
Balance, beginning of year	$14,066	$12,637
Additions	908	1,390
Interest	46	39

Balance, end of year	$15,020	$14,066

9. Plant and Equipment

Plant and equipment consist of the following (in thousands):

		December 31,
	Depreciable life or method	2010	2009
Equipment	3 - 10 years	$59,965	$38,395
Buildings and leasehold improvements	3 - 10 years	4,410	3,895
Leach pads	Units of Production	19,094	3,120
Furniture, fixtures, and office equipment	2 - 3 years	1,049	589
Vehicles	3 - 5 years	1,447	952
Construction in progress and other		3,981	5,933

		89,946	52,884
Less: accumulated depreciation		(23,865)	(17,517)

		$66,081	$35,367

Depreciation expense for the years ended December 31, 2010, 2009, and 2008 totaled $5.4 million, $4.1 million, and $1.4 million, respectively. Depreciation expense for the year ended December 31, 2008 is excluded from cost of sales as the Company did not have any metal sales during that period.

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

11. Mineral Properties

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

12. Related Party Transactions

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

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

Ionic Credit Facility

As described in Note 20, the Company entered into a Credit Agreement in March 2009 with Ionic Capital Corp. (Ionic). Robert Buchan, Executive Chairman of Allied Nevada’s Board of Directors, as disclosed to the Board of Directors, participated as an investor in the Credit Facility.

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

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

14. Asset Retirement Obligation

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

15. Other Accrued Liabilities

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

	Years ended December 31,
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

16. Equity-Linked Financial Instruments

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

17. Shareholders’ Equity

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

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

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

Performance RSUs

For the years ended December 31, 2010 and 2009, 153, 200 and 343,500 RSUs, respectively, were granted, which vest over three years, that are subject to performance based vesting criteria determined in advance for each year by the Compensation Committee of the Board of Directors. The 2010 measures were based upon gold production, a production cost measure, and a discretionary component. The 2009 measures were based upon ounces of gold sold, cost of goods sold, operating cash flow, resource growth, and resource conversion. Consequently, the number of RSUs that vest may be lower than the number of RSUs granted. The estimated forfeiture rate for 2010 and 2009 RSUs granted that are subject to performance based vesting was 20%. There were no RSUs granted in 2008 that are subject to performance based vesting.

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

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

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

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

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

18. Revenue

The table below is a summary of the Company’s gold and silver sales for the years ended December 31, 2010 and 2009 (in thousands).

	Years ended December 31,
	2010	2009
Gold Sales	$126,088	$42,398
Silver Sales	4,842	806

Total	$130,930	$43,204

There were no comparable figures for the year ended December 31, 2008 as the Company did not have any sales in that year.

19. Supplemental Balance Sheet Disclosure

The following table presents the balance sheet items that represent greater than 5% of total current liabilities (in thousands):

	December 31,
	2010	2009
Accrued liabilities and other
Accrued compensation	$1,068	$657
Employment taxes payable	415	471
Other	249	348

Total accrued liabilities and other	$1,732	$1,476

20. Term Loan

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

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

21. Segment Information

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

As of and for the years ended December 31,	Hycroft Mine	Exploration	Corporate and Other	Total
2010
Sales	$130,930	$—	$—	$130,930
Income (loss) from operations	65,961	(22,502)	(19,924)	23,535
Interest income	45	—	100	145
Interest expense	—	—	—	—
Gain on foreign exchange	—	—	3,067	3,067
Other income	—	269	—	269

Income (loss) before taxes	66,006	(22,233)	(16,757)	27,016
Total assets	181,882	34,101	351,369	567,352
Capital expenditures	36,575	97	353	37,025

2009
Sales	$43,204	$—	$—	$43,204
Income (loss) from operations	14,121	(5,554)	(12,464)	(3,897)
Interest income	39	—	10	49
Interest expense	(1,030)	—	—	(1,030)
Loss due to change in value of equity-linked financial instruments	—	—	(5,152)	(5,152)
Gain (loss) on foreign exchange	(1,018)	—	1,554	536
Other income	—	62	—	62

Income (loss) before taxes	12,112	(5,492)	(16,052)	(9,432)
Total assets	113,998	33,922	104,505	252,425
Capital expenditures	5,772	118	183	6,073

2008
Total costs and expenses	($14,549)	($54,164)	($10,525)	($79,238)
Interest income	—	—	932	932
Interest expense	(1,876)	—	—	(1,876)
Gain (loss) on foreign exchange	(313)	—	46	(267)
Other income (expense)	—	809	(1)	808

Net Loss	(16,738)	(53,355)	(9,548)	(79,641)
Total assets	61,739	33,864	16,656	112,259
Capital expenditures	30,020	—	77	30,097

22. Fair Value Measurements

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

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

23. Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2010, 2009, and 2008 are as follows (in thousands, except per share amounts):

	Quarters
Year ended December 31, 2010	First	Second	Third	Fourth
Net sales	$23,459	$37,112	$38,872	$31,487
Production costs	9,284	13,444	19,067	15,918
Depreciation and amortization	1,278	1,727	2,228	1,739
Total cost of sales	10,562	15,171	21,295	17,657
Net income	3,654	20,790	3,059	6,625
Basic earnings per share	0.05	0.26	0.03	0.07
Diluted earnings per share	0.05	0.26	0.03	0.07

Year ended December 31, 2009
Net sales	$3,204	$3,814	$19,997	$16,189
Production costs	5,985	1,668	9,035	8,978
Depreciation and amortization	522	322	1,196	1,092
Total cost of sales	6,507	1,990	10,231	10,070
Net income (loss)	(7,580)	(6,870)	5,134	17,767
Basic earnings (loss) per share	(0.13)	(0.12)	0.08	0.30
Diluted earnings (loss) per share	(0.13)	(0.12)	0.08	0.30

Year ended December 31, 2008
Net loss	$(6,870)	$(9,858)	$(9,747)	$(53,166)
Basic and diluted loss per share	(0.16)	(0.18)	(0.17)	(0.98)

24. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts).

	Years ended December 31,
	2010	2009	2008
Net income (loss) available to common shareholders	$34,128	$8,451	($79,641)

Basic:
Weighted average number of shares outstanding	82,797	63,850	53,470
Earnings (loss) per share	0.41	0.13	(1.49)

Diluted:
Weighted average number of shares outstanding	84,094	65,441	53,470
Earnings (loss) per share	0.41	0.13	(1.49)

The computation of the 2010 and 2009 basic earnings per share includes within the weighted average number of shares outstanding at yearend a total of 300,000 and 212,000 vested restricted share units that were not issued as of December 31, 2010 and 2009, respectively.

The computation of 2010 diluted earnings per share includes within the weighted average number of shares outstanding at December 31, 2010 a total of 931,930 outstanding options granted under the Allied Nevada Stock Option Plan, 26,728 outstanding options granted under the Allied Nevada Special Stock Option plan, and 957,901 outstanding unvested restricted share units.

The computation of 2009 diluted earnings per share includes within the weighted average number of shares outstanding at December 31, 2009 a total of 2,358,143 outstanding options granted under the Allied Nevada Stock Option Plan, 60,138 outstanding options granted under the Allied Nevada Special Stock Option plan, and 827,500 outstanding unvested restricted share units.

ALLIED NEVADA GOLD CORP.

Notes to Consolidated Financial Statements—(Continued)

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

25. Contingencies and Commitments

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

ALLIED NEVADA GOLD CORP.

CONSOLIDATED QUARTERLY STATEMENTS OF INCOME (Unaudited)

(US dollars in thousands, except per share amounts)

	Year Ended December 31, 2010
	Q1	Q2	Q3	Q4	Total
Revenue	$23,459	$37,112	$38,872	$31,487	$130,930
Operating expenses:
Production costs	9,284	13,444	19,067	15,918	57,713
Depreciation and amortization	1,278	1,727	2,228	1,739	6,972

Total cost of sales	10,562	15,171	21,295	17,657	64,685

Exploration and land holding costs	3,851	4,978	8,065	5,608	22,502
Accretion	110	112	109	111	442
Corporate general and administrative	3,712	4,541	5,702	5,811	19,766

Income from operations	5,224	12,310	3,701	2,300	23,535

Interest income	12	34	66	33	145
Interest expense	(95)	(93)	(94)	282	—
Net foreign exchange gain	71	2,099	849	48	3,067
Other income (expense)	269	3	—	(3)	269

Income before income taxes	5,481	14,353	4,522	2,660	27,016

Income tax (expense) benefit	(1,827)	6,437	(1,463)	3,965	7,112

Net income	$3,654	$20,790	$3,059	$6,625	$34,128

Earnings per share:
Basic	$0.05	$0.26	$0.03	$0.07	$0.41
Diluted	$0.05	$0.26	$0.03	$0.07	$0.41

ALLIED NEVADA GOLD CORP.

CONSOLIDATED QUARTERLY STATEMENTS OF INCOME (LOSS) (Unaudited)

(US dollars in thousands, except per share amounts)

	Year Ended December 31, 2009
	Q1	Q2	Q3	Q4	Total
Revenue	$3,204	$3,814	$19,997	$16,189	$43,204
Operating expenses:
Production costs	5,985	1,668	9,035	8,978	25,666
Depreciation and amortization	522	322	1,196	1,092	3,132

Total cost of sales	6,507	1,990	10,231	10,070	28,798

Exploration and land holding costs	426	854	2,130	2,144	5,554
Accretion	97	98	100	99	394
Corporate general and administrative	2,217	3,151	2,896	4,091	12,355

Income (loss) from operations	(6,043)	(2,279)	4,640	(215)	(3,897)

Interest income	16	12	9	12	49
Interest expense	(43)	(260)	(621)	(106)	(1,030)
Gain (loss) due to change in value of equity-linked financial instruments	—	(3,726)	42	(1,468)	(5,152)
Net foreign exchange gain (loss)	(1,468)	(617)	1,144	1,477	536
Other income (expense)	(42)	—	(80)	184	62

Income (loss) before income taxes	(7,580)	(6,870)	5,134	(116)	(9,432)

Income tax benefit	—	—	—	17,883	17,883

Net income (loss)	$(7,580)	$(6,870)	$5,134	$17,767	$8,451

Earnings (loss) per share:
Basic	$(0.13)	$(0.12)	$0.08	$0.30	$0.13
Diluted	$(0.13)	$(0.12)	$0.08	$0.30	$0.13

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

A.	Evaluation of Disclosure Controls and Procedures. The principal executive officer and principal financial officer, with the supervision and participation of management, have evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2010. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

ALLIED NEVADA GOLD CORP.
Registrant

Date: November 4, 2011	By:	/S/ SCOTT A. CALDWELL
Scott A. Caldwell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SCOTT A. CALDWELL	President, Chief Executive Officer and Director (Principal Executive Officer)	November 4, 2011
Scott A. Caldwell

/S/ HAL D. KIRBY	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 4, 2011
Hal D. Kirby

*	Executive Chairman and Director	November 4, 2011
Robert M. Buchan

*	Director	November 4, 2011
John W. Ivany

*	Director	November 4, 2011
Cameron A. Mingay

*	Director	November 4, 2011
Terry M. Palmer

*	Director	November 4, 2011
Carl Pescio

*	Director	November 4, 2011
D. Bruce Sinclair

*	Director	November 4, 2011
Robert G. Wardell

*By:	/S/ SCOTT A. CALDWELL
Scott A. Caldwell
Attorney-in-Fact

Exhibit Number	Description of Document
2.1(1)	Arrangement and Merger Agreement dated as of September 22, 2006, between Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio

2.2(2)	Amendment to Arrangement and Merger Agreement dated as of May 8, 2007, among Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio

3.1(1)	Certificate of Incorporation of the Registrant, dated September 14, 2006

3.2(1)	By-laws of the Registrant, dated September 22, 2006

10.1(3)	Form of Allied Nevada Gold Corp. Indemnification Agreement entered into between Allied Nevada Gold Corp. and the directors and officers parties thereto

10.2(3)	Allied Nevada Gold Corp. Special Stock Option Plan

10.3(4)	Allied Nevada Gold Corp. 2007 Stock Option Plan, as amended and restated June 17, 2009

10.4(4)	Allied Nevada Gold Corp. Restricted Share Plan, as amended and restated June 17, 2009

10.5(4)	Form of Restricted Share Right Grant Letter under the Allied Nevada Gold Corp. Restricted Share Plan

10.6(5)	Employment Agreement, dated as of January 11, 2008, between Allied Nevada Gold Corp. and Scott A. Caldwell

10.7(6)	Addendum No. 1 to Employment Agreement between Allied Nevada Gold Corp. and Scott A. Caldwell, dated December 29, 2008

10.8(5)	Employment Agreement, dated as of January 11, 2008, between Allied Nevada Gold Corp. and Hal D. Kirby

10.9(6)	Addendum No. 1 to Employment Agreement between Allied Nevada Gold Corp. and Hal D. Kirby, dated December 29, 2008

10.10(7)	Employment Agreement, dated as of October 15, 2010, between Allied Nevada Gold Corp. and David Hill

10.11(8)	Employment Agreement, dated as of March 16, 2009, between Allied Nevada Gold Corp. and Warren Woods

10.12(8)	Employment Agreement, dated as of October 9, 2008, between Allied Nevada Gold Corp. and David Flint

10.13(7)	Employment Agreement, dated as of October 15, 2010, between Allied Nevada Gold Corp. and Scott Anderson

10.14(8)	Employment Agreement, dated as of January 1, 2009, between Allied Nevada Gold Corp. and Steven Gill

10.15(7)	Employment Agreement, dated as of October 15, 2010, between Allied Nevada Gold Corp. and Deborah Lassiter

10.16(7)	Employment Agreement, dated as of October 15, 2010, between Allied Nevada Gold Corp. and Theresa Thom

10.17(9)	Letter Agreement between Allied Nevada Gold Corp. and James M. Doyle, effective as of March 31, 2010

10.18(10)	Credit Agreement, dated March 30, 2009, between Ionic Capital Corp., Allied Nevada Gold Corp. and Hycroft Resources & Development, Inc.

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm

23.2(7)	Consent of Scott E. Wilson Consulting, Inc.

24.1(7)	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Exhibit Number	Description of Document
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10, filed January 12, 2007.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 16, 2007.
(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, filed February 20, 2007.
(4)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed on May 15, 2009.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 15, 2008.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 31, 2008.
(7)	Incorporated by reference to the Registration’s Annual Report on Form 10-K, filed February 28, 2011.
(8)	Incorporated by reference to the Registration’s Quarterly Report on Form 10-Q, filed May 10, 2010.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 5, 2010.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 3, 2009.