Form 10-Q/A
period 2011-03-31
Allied Nevada Gold Corp.
filed 2011-11-07
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

89,330,388 shares of Common Stock, $0.001 par value, outstanding at November 4, 2011

ALLIED NEVADA GOLD CORP.

FORM 10-Q/A

For the Quarter Ended March 31, 2011

EXPLANATORY NOTE

Overview

On November 4, 2011 we filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2010. We are also amending herein our previously issued condensed consolidated financial statements for the quarter ended March 31, 2011 and 2010.

As described below and in Note 2, Allied Nevada Gold Corp. is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, to reclassify our condensed consolidated statements of income and associated disclosures. This amendment is not a restatement and amends the following financial statements and disclosures:

•	Condensed consolidated statements of income for the quarters ended March 31, 2011 and 2010

We amended our disclosure contained in the following sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	Introductory paragraph,

•	Results of operations, and

•	Critical accounting policies

We modified our disclosure of the following notes to our condensed consolidated financial statements:

•	Note 2: Amendment,

•	Note 4: Inventories, and

•	Note 5: Ore on Leach Pads

There have been no changes from the original Form 10-Q other than those described above. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-Q, or modify or update in any way disclosures made in the Form 10-Q other than as described above.

Concurrently, we are also filing an amendment to our second quarter 2011 Form 10-Q to amend our financial statements and associated disclosures as of and for the quarter ended June 30, 2011.

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

•

We modified our disclosure in Note 5: Ore on Leach Pads, to indicate that all production phase stripping costs are included in inventory and that lower of cost or market principles are applied to inventory balances.

•	We enhanced our revenue recognition disclosures to discuss the point at which sales occur in the production process.

Consistent with the information above, we have revised the following items in this Form 10-Q/A:

Part I

Item 1 – Financial Statements (Unaudited) – As described in the explanatory note, we have amended our condensed consolidated income statements as of and for the quarters ended March 31, 2011 and 2010. We have also added Note 2, explaining the amendment, and renumbered the remaining notes. Conforming changes have also been made to Note 4 (Inventories) and Note 5 (Ore on leach pads).

Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition – We have added an introductory paragraph summarizing the effect of the amendment, we have expanded our discussion of our results of operations and we have updated our critical accounting policies. Additionally, we removed our Outlook section and Non-GAAP measures and other conforming changes were made.

Part II

Item 6 – Exhibits and Financial Statement Schedules

We have provided new Rule 13a-14(a) and Section 1350 certifications from our chief executive officer and chief financial officer. Except to the extent relating to the amendment of our condensed consolidated financial statements described above, the condensed consolidated financial statements and other disclosures in this Form 10-Q/A are unchanged.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except shares)

	(Unaudited)
	March 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$321,080	$337,829
Inventories - Note 4	10,818	9,978
Ore on leach pads - Note 5	55,400	49,357
Prepaids and other	7,364	7,405
Deferred tax asset, current	4,646	4,655

Current assets	399,308	409,224

Plant and equipment, net - Note 6	80,320	66,081
Mine development costs - Note 7	25,801	18,874
Restricted cash - Note 8	18,935	15,020
Other assets, non-current	2,237	2,292
Mineral properties - Note 9	35,478	35,522
Deferred tax asset, non-current	20,302	20,339

Total assets	$582,381	$567,352

Liabilities:
Accounts payable	$15,115	$14,924
Amounts due to related parties	10	7
Other liabilities, current - Note 10	1,718	1,732
Capital lease obligations, current - Note 11	5,342	3,215
Asset retirement obligation, current - Note 12	463	463

Current liabilities	22,648	20,341

Capital lease obligations, non-current - Note 11	19,334	11,104
Asset retirement obligation, non-current - Note 12	6,255	6,303
Other accrued liabilities, non-current - Note 13	9,782	6,850

Total liabilities	58,019	44,598

Commitments and Contingencies - Note 20

Shareholders’ Equity:
Common stock - Note 14 ($0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: 89,019,053 at March 31, 2011 and 88,958,989 at December 31, 2010)	89	89
Additional paid-in-capital	584,781	583,354
Accumulated deficit	(60,508)	(60,689)

Total shareholders’ equity	524,362	522,754

Total liabilities and shareholders’ equity	$582,381	$567,352

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(US dollars in thousands, except shares and per share amounts)

	Three months ended March 31,
	2011	2010

Revenue - Note 15	$31,926	$23,459

Operating expenses:
Production costs	13,137	9,284
Depreciation and amortization	1,558	1,278

Total cost of sales	14,695	10,562

Exploration and land holding costs	8,060	3,851
Accretion	112	110
Corporate general and administrative	8,701	3,712

Income from operations	358	5,224

Interest income	15	12
Interest expense	(156)	(95)
Net foreign exchange gain	34	71
Other income	6	269

Income before income taxes	257	5,481

Income tax expense - Note 16	(76)	(1,827)

Net income	$181	$3,654

Earnings per share:
Basic - Note 17	$—	$0.05
Diluted - Note 17	$—	$0.05

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(US dollars in thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:

Net income	$181	$3,654

Adjustments to reconcile net income for the period to net cash provided by operating activities:
Depreciation and amortization	1,558	1,278
Accretion	112	110
Stock-based compensation	4,084	1,951
Gain on disposal of assets	(6)	—
Deferred income taxes	46	1,614
Gain on recognition of deferred income	—	(269)

Change in operating assets and liabilities:
Inventories	(849)	(1,999)
Ore on leach pads	(4,739)	(5,059)
Prepaids and other assets	(759)	(409)
Accounts payable and amounts due to related parties	194	239
Asset retirement obligation	(161)	—
Accrued liabilities and other	785	(268)

Net cash provided by operating activities	446	842

Cash flows from investing activities:
Additions to plant and equipment	(5,487)	(3,187)
Additions to mine development costs	(7,196)	(2,369)
Increase in restricted cash	(3,914)	(918)
Proceeds from other investing activities	40	5

Net cash used in investing activities	(16,557)	(6,469)

Cash flows from financing activities:
Proceeds on issuance of common stock	272	322
Repayments of principal on capital lease agreements	(910)	(328)

Net cash used financing activities	(638)	(6)

Net decrease in cash and cash equivalents	(16,749)	(5,633)

Cash and cash equivalents, beginning of period	337,829	91,581

Cash and cash equivalents, end of period	$321,080	$85,948

Supplemental cash flow disclosures:
Cash paid for interest	$244	$95
Non-cash financing and investing activities:
Mining equipment acquired by capital lease	$11,267	$—

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

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and, with the exception of the new accounting pronouncements described in Note 3, follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Allied Nevada for the year ended December 31, 2010.

2. Amendment

On November 4, 2011 we filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2010. We are also amending herein our previously issued condensed consolidated financial statements for the quarter ended March 31, 2011 and 2010.

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

•

We modified our disclosure in Note 5: Ore on Leach Pads, to indicate that all production phase stripping costs are included in inventory and that lower of cost or market principles are applied to inventory balances.

•	We enhanced our revenue recognition disclosures to discuss the point at which sales occur in the production process.

This amendment affects disclosures in Note 2 (Amendment), Note 4 (Inventories), and Note 5 (Ore on leach pads).

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

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

4. Inventories

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

6. Plant and Equipment

The following table provides the components of plant and equipment (in thousands):

	Depreciable life or method	March 31, 2011	December 31, 2010
Mine equipment	3 - 10 years	$74,197	$59,965
Buildings and leasehold improvements	3 - 10 years	6,003	4,410
Leach pads	Units of Production	19,094	19,094
Furniture, fixtures, and office equipment	2 - 3 years	1,112	1,049
Vehicles	3 - 5 years	1,555	1,447
Construction in progress and other		4,701	3,981

		106,662	89,946
Less: accumulated depreciation		(26,342)	(23,865)

		$80,320	$66,081

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

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

estimates of gold mineralized material, exploration land values, future advanced minimum royalty payments and gold prices. Royalty rights with a historical total cost of $3.5 million are amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves at the Hycroft Mine.

10. Other Liabilities, Current

The following table summarizes the components of other current liabilities (in thousands):

	March 31, 2011	December 31, 2010
Accrued liabilities and other
Accrued compensation	$815	$1,016
Contractor holdbacks	360	239
Employment taxes payable	327	397
Other	216	80

Total accrued liabilities and other	$1,718	$1,732

11. Capital Lease Obligations

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

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

12. Asset Retirement Obligation

Changes to the Company’s asset retirement obligation are summarized below (in thousands):

	Three months ended March 31,
	2011	2010
Balance, beginning of year	$6,766	$6,643
Accretion	112	110
Reclamation expenditures	(160)	—

Balance, end of period	6,718	6,753
Less: current portion	(463)	(476)

Non-current portion	$6,255	$6,277

Reclamation obligations are secured by surety bonds or irrevocable standby letters of credit in amounts determined by applicable federal and state regulatory agencies. These surety bonds and irrevocable standby letters of credit are in turn secured by cash collateral. See Note 8 “Restricted Cash”.

13. Other Accrued Liabilities, Non-Current

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

14. Shareholders’ Equity

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

The RSU values are based upon the fair value of the Company’s stock on the date of grant, less estimated forfeitures. The restricted share units are expensed over the requisite service periods. The total stock-based compensation expense recognized under the RSU Plan during the three month periods ended March 31, 2011 and 2010, was $1.1 million and $0.4 million, respectively. At March 31, 2011 and 2010, there was approximately $12.8 million and $6.1 million, respectively, of unrecognized stock-based compensation cost relating to outstanding restricted share units.

RSUs

Restricted share units vest annually over three years, until fully vested on the third anniversary of the grant date. 43,300 RSUs were granted during the three months ended March 31, 2011.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Performance RSUs

Performance restricted share units vest over three years and are subject to performance based vesting criteria determined in advance for each year by the Compensation Committee of the Board of Directors. 196,262 performance RSUs were granted during the three months ended March 31, 2011.

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

15. Revenue

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

16. Income Tax Expense

Allied Nevada accounts for interim income taxes in accordance with ASC 740. For the three months ended March 31, 2011, Allied Nevada recorded an estimated tax expense of approximately $0.1 million, based on an effective rate of 29.4%. Estimated tax expense during the same period of 2010 was $1.8 million based on an effective tax rate of 33.3%. The effective tax rate for 2011 is

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

17. Earnings Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three months ended March 31,
	2011	2010
Net income available to common shareholders	$181	$3,654

Basic:
Weighted average number of shares outstanding	89,297	74,090
Income per share	$0.00	$0.05

Diluted:
Weighted average number of shares outstanding	90,788	76,224
Income per share	$0.00	$0.05

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

As discussed in the explanatory note to this Form 10-Q/A and in Note 2 to our condensed consolidated financial statements, we are amending our condensed consolidated income statement presentation for the quarter ended March 31, 2011 and 2010. We amended our income statement presentation of cost of sales and enhanced our critical accounting policy disclosures related to work-in-process inventories and revenue recognition.

Except as described above, the condensed consolidated financial statements and other disclosures in this Form 10-Q/A are unchanged and do not reflect any events that have occurred after its initial filing on May 5, 2011.

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

Results of Operations

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Allied Nevada had net income during the three months ended March 31, 2011 of $0.2 million compared to $3.7 million during the same period in 2010. The decrease in net income of $3.5 million is largely due to an increase of $5.0 million in corporate general and administrative costs, an increase of $4.1 million in cost of sales, and an increase of $4.2 million in exploration and land holding costs compared to the same period in 2010, which were partially offset by an increase of $8.4 million in revenue from the sale of gold and silver and a decrease of $1.7 million in income tax expense compared to the same period in 2010.

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

Cost of sales

Cost of sales consists of production costs and depreciation and amortization. Cost of sales increased $4.1 million in 2011 to $14.7 million compared to $10.6 million in 2010.

Production costs increased $3.8 million in 2011 to $13.1 million, compared to $9.3 million in 2010. The increase in production costs was primarily attributable an approximate $150 per ounce increase in the average production cost in beginning inventory at December 31, 2010 compared to 2009 and to a 902 ounce increase in gold ounces sold in the 2011 period compared to the same period of 2010.

Depreciation and amortization expense increased $0.4 million to $1.6 million compared to $1.2 million in the same period of 2010. The increase in depreciation and amortization was primarily attributable to an approximate $12 per ounce increase in the average depreciation and amortization cost in beginning inventory at December 31, 2010 compared to 2009 and to a 902 increase in gold ounces sold in the 2011 period compared to the same period of 2010.

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

Critical Accounting Policies and Estimates

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and follow the same accounting policies and methods of their application as the most recent annual financial statements. See Management’s Discussion and Analysis and the financial statements and related footnotes included in our Annual Report on Form 10-K/A for the year ended December 31, 2010 for a description of our critical accounting policies and estimates.

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

Based on current life of mine production plans, residual heap leach activities are expected to continue through 2020. Accordingly, the ultimate gold recovery will not be known until leaching operations cease. Should the Company’s estimate of ultimate recovery require adjustment, the impact upon its income statement would depend upon whether the change involved a negative or positive change in gold recovery. If the Company determined the gold recovery decreased by 1 or 2 percent at March 31, 2011, its estimate of recoverable ounces would decrease by approximately 4,400 and 8,900 ounces, respectively, which would have resulted in a write-down of approximately $3.0 million and $6.1 million, respectively. Whereas if the Company determined the gold recovery increased by 1 or 2 percent at March 31, 2011, its estimate of recoverable ounces would have increased by 4,400 and 8,900 ounces, respectively, and would result in a decrease to the weighted average cost per ounce in inventory to approximately $649 and $617 per ounce, respectively. This decrease in the weighted average cost would be recognized prospectively through cost of sales as a change in estimate.

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

Note Regarding Forward-Looking Statements

In addition to historical information, this Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included herein or incorporated by reference, that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements, including but not limited to such things as:

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

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements, please see those factors discussed in Part II, Item 1A of this Form 10-Q/A and in our other filings with the SEC. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that our forward-looking statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable laws.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risks discussed in Item 7A of Allied Nevada’s Form 10-K/A for the fiscal year ended December 31, 2010.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q/A, you should carefully consider the factors discussed in I, Item 1A. Risk Factors, in our Annual Report on Form 10-K/A for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in that report.

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

•

Contests of Citations and Orders – A contest proceeding may be filed with the Commission by operators, miners or miners’ representatives to challenge the issuance of a citation or order issued by MSHA.

•

Contests of Proposed Penalties (Petitions for Assessment of Penalties) – A contest of a proposed penalty is an administrative proceeding before the Commission challenging a civil penalty that MSHA has proposed for the alleged violation contained in a citation or order. The validity of the citation may also be challenged in this proceeding as well.

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

ALLIED NEVADA GOLD CORP. (Registrant)

Date: November 4, 2011	By:	/s/ Scott A. Caldwell
Scott A. Caldwell President and Chief Executive Officer

Date: November 4, 2011	By:	/s/ Hal D. Kirby
Hal D. Kirby Executive Vice President and Chief Financial Officer