Form 10-Q/A
period 2011-06-30
Allied Nevada Gold Corp.
filed 2011-11-07
CIK 1376610

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

ALLIED NEVADA GOLD CORP.

FORM 10-Q/A

For the Quarter Ended June 30, 2011

INDEX

PART I - FINANCIAL INFORMATION

EXPLANATORY NOTE

Overview

On November 4, 2011 we filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2010. We are also amending herein our previously issued condensed consolidated financial statements for the quarter ended June 30, 2011 and 2010.

As described below and in Note 2, Allied Nevada Gold Corp. is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, to reclassify our condensed consolidated statements of income and associated disclosures. This amendment is not a restatement and amends the following financial statements and disclosures:

•	Condensed consolidated statements of income for the quarter ended June 30, 2011 and 2010

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

•	We reclassified our income statement presentation to report total cost of sales which includes production costs and depreciation and amortization.

•	Stripping costs which had previously been reported separately have now been reclassified to production costs.

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

Consistent with the information above, we have revised the following items in this Form 10-Q/A:

Part I

Item 1 – Financial Statements (Unaudited) - As described in the explanatory note, we have amended our condensed consolidated income statements as of and for the quarters ended June 30, 2011 and 2010. We have also added Note 2, explaining the amendment, and renumbered the remaining notes. Conforming changes have also been made to Note 4 (Inventories) and Note 5 (Ore on leach pads).

Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition - We have added an introductory paragraph summarizing the effect of the amendment, we have expanded our discussion of our results of operations, and we have updated our critical accounting policies. Additionally, we removed our Outlook section and Non-GAAP measure and other conforming changes were made.

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

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except shares)

	(Unaudited)
	June 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$305,263	$337,829
Inventories - Note 4	13,633	9,978
Ore on leach pads - Note 5	64,358	49,357
Prepaids and other	5,570	7,405
Deferred tax asset, current	4,477	4,655

Current assets	393,301	409,224

Plant and equipment, net - Note 6	91,030	66,081
Mine development - Note 7	32,153	18,874
Restricted cash - Note 8	18,942	15,020
Other assets, non-current	2,175	2,292
Mineral properties - Note 9	35,522	35,522
Deferred tax asset, non-current	19,556	20,339

Total assets	$592,679	$567,352

Liabilities:
Accounts payable	$20,181	$14,931
Other liabilities, current - Note 10	1,906	1,732
Capital lease obligations, current - Note 11	5,737	3,215
Asset retirement obligation, current - Note 12	463	463

Current liabilities	28,287	20,341

Capital lease obligations, non-current - Note 11	18,672	11,104
Asset retirement obligation, non-current - Note 12	6,365	6,303
Other accrued liabilities, non-current - Note 13	9,911	6,850

Total liabilities	63,235	44,598

Commitments and Contingencies - Note 20

Shareholders’ Equity:
Common stock - Note 14 ($0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: 89,290,898 at June 30, 2011 and 88,958,989 at December 31, 2010)	89	89
Additional paid-in-capital	586,227	583,354
Accumulated deficit	(56,872)	(60,689)

Total shareholders’ equity	529,444	522,754

Total liabilities and shareholders’ equity	$592,679	$567,352

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(US dollars in thousands, except shares and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue - Note 15	$33,580	$37,112	$65,506	$60,571

Operating expenses:
Production costs	12,371	13,444	25,508	22,728
Depreciation and amortization	1,558	1,727	3,116	3,005

Total cost of sales	13,929	15,171	28,624	25,733

Exploration and land holding costs	8,889	4,978	16,949	8,829
Accretion	111	112	223	222
Corporate general and administrative	5,474	4,541	14,175	8,253

Income from operations	5,177	12,310	5,535	17,534

Interest income	114	34	129	46
Interest expense	(148)	(93)	(304)	(188)
Net foreign exchange gain	6	2,099	40	2,170
Other income	—	3	6	272

Income before income taxes	5,149	14,353	5,406	19,834

Income tax (expense) benefit - Note 16	(1,513)	6,437	(1,589)	4,610

Net income	$3,636	$20,790	$3,817	$24,444

Earnings per share:
Basic - Note 17	$0.04	$0.26	$0.04	$0.32
Diluted - Note 17	$0.04	$0.26	$0.04	$0.31

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(US dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cash flows from operating activities:
Net income	$3,636	$20,790	$3,817	$24,444
Adjustments to reconcile net income for the period to net cash provided by operating activities:
Depreciation and amortization	1,558	1,727	3,116	3,005
Accretion	111	112	223	222
Stock-based compensation	1,091	1,187	5,175	2,217
Deferred tax asset	915	(6,930)	961	(5,316)
Gain on recognition of deferred income	—	—	—	(269)

Change in operating assets and liabilities:
Inventories	(2,564)	(429)	(3,413)	(2,428)
Ore on leach pads	(8,249)	(4,805)	(12,988)	(9,864)
Prepaids and other assets	3,070	(2,308)	2,311	(2,717)
Accounts payable	5,056	554	5,250	793
Asset retirement obligation	—	(236)	(161)	(236)
Accrued liabilities and other	(543)	1,938	236	2,591

Net cash provided by operating activities	4,081	11,600	4,527	12,442

Cash flows from investing activities:
Additions to plant and equipment	(12,266)	(7,006)	(17,753)	(10,193)
Additions to mine development	(6,126)	(1,522)	(13,322)	(3,891)
Additions to mineral properties	(100)	—	(100)	—
Increase in restricted cash	(8)	(10)	(3,922)	(928)
Proceeds from other investing activities	60	55	100	60

Net cash used in investing activities	(18,440)	(8,483)	(34,997)	(14,952)

Cash flows from financing activities:
Proceeds on issuance of common stock	339	275,096	611	275,418
Refund (payment) of share issuance costs	15	(17,833)	15	(17,833)
Payment of loan costs	(476)	—	(476)	—
Repayments of principal on capital lease agreements	(1,336)	(331)	(2,246)	(659)

Net cash provided by (used in) financing activities	(1,458)	256,932	(2,096)	256,926

Net increase (decrease) in cash and cash equivalents	(15,817)	260,049	(32,566)	254,416

Cash and cash equivalents, beginning of period	321,080	85,948	337,829	91,581

Cash and cash equivalents, end of period	$305,263	$345,997	$305,263	$345,997

Supplemental cash flow disclosures:
Cash paid for interest	$359	$93	$603	$188
Cash paid for taxes	—	300	—	300
Non-cash financing and investing activities:
Mining equipment acquired by capital lease	1,069	—	12,336	—

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(US dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2010	73,837,267	$74	$317,923	$(94,817)	$223,180
Shares issued in public offering	13,500,000	13	272,174	—	272,187
Share issuance costs paid	—	—	(17,833)	—	(17,833)
Shares issued under stock option plans	667,667	1	3,229	—	3,230
Stock-based compensation and RSU plan share issuances	126,766	—	2,217	—	2,217
Net income	—	—	—	24,444	24,444

Balance, June 30, 2010	88,131,700	$88	$577,710	$(70,373)	$507,425

Balance, January 1, 2011	88,958,989	$89	$583,354	$(60,689)	$522,754
Shares issued under stock option plans	133,451	—	611	—	611
Stock-based compensation and RSU plan share issuances	198,458	—	2,247	—	2,247
Share issuance costs refunded	—	—	15	—	15
Net income	—	—	—	3,817	3,817

Balance, June 30, 2011	89,290,898	$89	$586,227	$(56,872)	$529,444

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

2. Amendment

On November 4, 2011 we filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2010. We are also amending herein our previously issued condensed consolidated financial statements for the quarter ended June 30, 2011 and 2010.

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

•	We reclassified our income statement presentation to report total cost of sales which includes production costs and depreciation and amortization.

•	Stripping costs which had previously been reported separately have now been reclassified to production costs.

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

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

This amendment affects disclosure in Note 2 (Amendment), Note 4 (Inventories), and Note 5 (Ore on leach pads).

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

6. Plant and Equipment, Net

The following table provides the components of plant and equipment (in thousands):

	Depreciable life or method	June 30, 2011	December 31, 2010
Mine equipment	3 -10 years	$75,486	$59,965
Buildings and leasehold improvements	3 - 10 years	6,070	4,410
Leach pads	Units of Production	20,241	19,094
Furniture, fixtures, and office equipment	2 - 3 years	1,268	1,049
Vehicles	3 - 5 years	1,732	1,447
Construction in progress and other		15,529	3,981

		120,326	89,946
Less: accumulated depreciation and amortization		(29,296)	(23,865)

		$91,030	$66,081

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

8. Restricted Cash

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

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

11. Revolving Credit Facility and Capital Lease Obligations

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

14. Shareholders’ Equity

Allied Nevada 2007 Stock Option Plan

The table below is a summary of changes to the 2007 Stock Option Plan for the periods indicated:

	Six months ended June 30,
	2011			2010
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	931,930	$4.71		2,358,143	$4.80
Canceled/expired	(2,000)	2.43		—
Exercised	(120,887)	4.38		(642,303)	4.99

Outstanding, end of period	809,043	4.79	4.7	1,715,840	4.73	5.9

Exercisable, end of period	798,043	$4.81	4.8	793,449	$5.14	4.9

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

Restricted Share Plan

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

15. Revenue

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

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

17. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Six months ended June 30,
	2011	2010
Net income available to common shareholders	$3,817	$24,444

Basic:
Weighted average number of shares outstanding	89,427	76,423
Earnings per share	$0.04	$0.32

Diluted:
Weighted average number of shares outstanding	90,742	78,317
Earnings per share	$0.04	$0.31

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

As discussed in the explanatory note to this Form 10-Q/A and in Note 2 to our condensed consolidated financial statements, we are amending our condensed consolidated income statement presentation for the quarter ended June 30, 2011 and 2010. We amended our income statement presentation of cost of sales and enhanced our critical accounting policy disclosures related to work-in-process inventories and revenue recognition.

Except as described above, the condensed consolidated financial statements and other disclosures in this Form 10-Q/A are unchanged and do not reflect any events that have occurred after its initial filing on August 4, 2011.

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

The Company increased its land position in the Hasbrouck district from 2 square miles to approximately 17 square miles in the first quarter of 2011 to encompass geophysical anomalies identified through recent gravity surveying, zones of epithermal alteration, and sites of historical mining. The Company completed initial field work and sampling of this newly acquired Klondike Flats area, located south of the current known resource, in the second quarter. The Company has commenced the first phase of the Klondike Flats drill program focusing on outcropping zones of epithermal alteration, which is coincident with geophysical anomalies.

Results of Operations

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Allied Nevada had net income during the three months ended June 30, 2011 of $3.6 million compared to $20.8 million during the same period in 2010. The decrease in net income of $17.2 million is largely due to an increase of $7.9 million in income tax expense, an increase of $3.9 million in exploration and land holding costs, a decrease of $3.5 million from the sale of gold and silver, a decrease of $2.1 million in net foreign exchange gains, and an increase of $1.0 million in corporate general and administrative costs compared to the same period in 2010, which was partially offset by a decrease of $1.2 million in cost of sales compared to the same period in 2010.

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

Cost of sales

Cost of sales consists of production costs and depreciation and amortization. Cost of sales decreased $1.3 million in the three month period ending June 30, 2011 to $13.9 million compared to $15.2 million in the same period of 2010.

Production costs decreased $1.0 million to $12.4 million in three month period ending June 30, 2011 compared to $13.4 million in the same period of 2010. The decrease in productions costs was attributable to a 9,267 decrease in gold ounces sold in the three months ended June 30, 2011 compared to the same period in 2010, which was offset by a $173 per ounce increase in the average production costs in beginning inventory at March 31, 2011 compared to 2010.

Depreciation and amortization decreased $0.1 million to $1.6 million in the three month period ended June 30, 2011 compared to $1.7 million in the same period of 2010. The decrease in depreciation and amortization was attributable to a 9,267 decrease in gold ounces sold in the three months ended June 30, 2011 compared to the same period in 2010, which was offset by an approximate $11 ounce increase in average depreciation and amortization costs in beginning inventory at March 31, 2011 compared to 2010.

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

Cost of sales

Cost of sales consists of production costs and depreciation and amortization. Cost of sales increased $2.9 million in the six month period ended June 30, 2011 to $28.6 million compared to $25.7 million in the same period of 2010.

Production costs increased $2.8 million to $25.5 million in the six months ended June 30, 2011 compared to $22.7 million in the same period of 2010. The increase in production costs was attributable to an approximate $150 per ounce increase in average production costs in beginning inventory at December 31, 2010 compared to 2009, which was partially offset by a 8,365 decrease in gold ounces sold in the six month period ended June 30, 2011 compared to the same period in 2010.

Depreciation and amortization increased $0.1 million to $3.1 million in the six months ended June 30, 2011 compared to $3.0 million in the same period of 2010. The increase in depreciation and amortization was primarily attributable to an approximate $23 per ounce increase in the average depreciation and amortization cost in beginning inventory at December 31, 2010 compared to 2009, which was offset by a 8,365 increase in gold ounces sold in the 2011 period compared to the same period of 2010.

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

•

The change in ore on leachpads resulted in a $13.0 million use of cash in 2011 compared to a $9.9 million use of cash in the same period of 2010, resulting in a $3.1 million increase in cash used in operating activities. The $3.1 million increase in cash used was attributable to ounces being placed on the leach pad at a higher average cost than ounces placed in the same period of 2010.

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

Ore on leach pads

The recovery of gold from the Hycroft Mine’s oxide ore is accomplished through the heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution throughout the production phase of the mine, which dissolves the gold contained in the ore over time. The heap leach process ends with the production of a “pregnant” solution which contains the dissolved precious metals. The pregnant solution is further processed through conventional methods, including the and Carbon in column process methods, which are treated as separate stages of work-in-process inventories. Costs are added to ore on leach pads based on current mining and processing costs, including applicable depreciation, depletion and amortization relating to mining and processing operations. Costs are transferred from ore on leach pads to subsequent stages of work-in-process inventories as the pregnant solution is treated by the conventional processing methods.

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

Based on current life of mine production plans, residual heap leach activities are expected to continue through 2020. Accordingly, the ultimate gold recovery will not be known until leaching operations cease. Should the Company’s estimate of ultimate recovery require adjustment, the impact upon its income statement would depend upon whether the change involved a negative or positive change in gold recovery. If the Company determined the gold recovery decreased by 1 or 2 percent at June 30, 2011, its estimate of recoverable ounces would decrease by approximately 5,000 and 10,000 ounces, respectively, which would have resulted in a write-down of approximately $3.6 million and $7.2 million, respectively. Whereas if the Company determined the gold recovery increased by 1 or 2 percent at June 30, 2011, its estimate of recoverable ounces would have increased by 5,000 and 10,000 ounces, respectively, and would result in a decrease to the weighted average cost per ounce in inventory to approximately $683 and $649 per ounce, respectively. This decrease in the weighted average cost would be recognized prospectively through cost of sales as a change in estimate.

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

PART I I- OTHER INFORMATION

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