Form 10-Q
period 2011-09-30
Allied Nevada Gold Corp.
filed 2011-11-07
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

ALLIED NEVADA GOLD CORP.

FORM 10-Q

For the Quarter Ended September 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except shares)

	(Unaudited) September 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$297,722	$337,829
Inventories - Note 3	16,526	9,978
Ore on leach pads - Note 4	67,481	49,357
Prepaids and other	6,723	7,405
Deferred tax asset, current	3,788	4,655

Current assets	392,240	409,224

Plant and equipment, net - Note 5	110,086	66,081
Mine development - Note 6	45,369	18,874
Restricted cash - Note 7	18,585	15,020
Other assets, non-current	3,278	2,292
Mineral properties - Note 8	35,486	35,522
Deferred tax asset, non-current	16,543	20,339

Total assets	$621,587	$567,352

Liabilities:
Accounts payable	$28,052	$14,931
Other liabilities, current - Note 9	4,773	1,732
Capital lease obligations, current - Note 10	6,478	3,215
Asset retirement obligation, current - Note 11	463	463

Current liabilities	39,766	20,341

Capital lease obligations, non-current - Note 10	20,104	11,104
Asset retirement obligation, non-current - Note 11	6,389	6,303
Other accrued liabilities, non-current - Note 12	9,995	6,850

Total liabilities	76,254	44,598

Commitments and Contingencies - Note 20

Shareholders’ Equity:
Common stock - Note 13 ($0.001 par value, 100,000,000 shares authorized, shares issued and outstanding: 89,330,388 at September 30, 2011 and 88,958,989 at December 31, 2010)	89	89
Additional paid-in-capital	587,444	583,354
Accumulated deficit	(42,200)	(60,689)

Total shareholders’ equity	545,333	522,754

Total liabilities and shareholders’ equity	$621,587	$567,352

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(US dollars in thousands, except shares and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenue - Note 14	$49,644	$38,872	$115,150	$99,443

Operating expenses:
Production costs	17,127	19,067	42,635	41,795
Depreciation and amortization	2,185	2,228	5,301	5,233

Total cost of sales	19,312	21,295	47,936	47,028

Exploration and land holding costs	6,095	8,065	23,044	16,894
Accretion	114	109	337	331
Corporate general and administrative	4,516	5,702	18,691	13,955

Income from operations	19,607	3,701	25,142	21,235

Interest income	136	66	265	112
Interest expense	(72)	(94)	(376)	(282)
Net foreign exchange gain (loss)	(52)	849	(10)	3,020
Other income	1,167	—	1,171	271

Income before income taxes	20,786	4,522	26,192	24,356

Income tax (expense) benefit - Note 16	(6,114)	(1,463)	(7,703)	3,147

Net income	$14,672	$3,059	$18,489	$27,503

Earnings per share:
Basic - Note 17	$0.16	$0.03	$0.21	$0.34
Diluted - Note 17	$0.16	$0.03	$0.20	$0.33

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(US dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cash flows from operating activities:

Net income	$14,672	$3,059	$18,489	$27,503

Adjustments to reconcile net income for the period to net cash provided by operating activities:
Depreciation and amortization	2,185	2,228	5,301	5,233
Accretion	114	109	337	331
Stock-based compensation	1,119	2,880	6,294	6,975
Gain on sale of mineral properties	(1,097)	—	(1,097)	—
Gain on disposal of assets	(22)	—	(10)	—
Deferred taxes	3,702	1,311	4,663	(4,005)
Gain on recognition of deferred income	—	—	—	(269)

Change in operating assets and liabilities:
Inventories	(2,764)	(583)	(6,177)	(3,011)
Ore on leach pads	(2,520)	932	(15,508)	(8,932)
Prepaids and other assets	(1,217)	(546)	1,094	(3,263)
Accounts payable	(1,516)	786	3,734	1,579
Asset retirement obligation	(90)	(28)	(251)	(264)
Accrued liabilities and other	2,884	1,317	3,108	2,030

Net cash provided by operating activities	15,450	11,465	19,977	23,907

Cash flows from investing activities:
Additions to plant and equipment	(8,923)	(11,408)	(26,676)	(21,601)
Additions to mine development	(13,183)	(1,662)	(26,505)	(5,553)
Additions to mineral properties	(13)	—	(113)	—
(Increase) decrease in restricted cash	357	(14)	(3,565)	(942)
Proceeds from other investing activities	10	—	110	60

Net cash used in investing activities	(21,752)	(13,084)	(56,749)	(28,036)

Cash flows from financing activities:
Proceeds on issuance of common stock	183	3,813	794	279,231
Refund (payment) of share issuance costs	—	(54)	15	(17,887)
Payment of loan costs	—	—	(476)	—
Repayments of principal on capital lease agreements	(1,422)	(358)	(3,668)	(1,017)

Net cash provided by (used in) financing activities	(1,239)	3,401	(3,335)	260,327

Net increase (decrease) in cash and cash equivalents	(7,541)	1,782	(40,107)	256,198

Cash and cash equivalents, beginning of period	305,263	345,997	337,829	91,581

Cash and cash equivalents, end of period	$297,722	$347,779	$297,722	$347,779

Supplemental cash flow disclosures:
Cash paid for interest	$392	$94	$995	$282
Cash paid for taxes	—	150	—	450
Non-cash financing and investing activities:
Mining equipment acquired by capital lease	3,595	1,372	15,931	1,372
Mining equipment acquired by accounts payable additions	9,387	—	9,387	—
Marketable equity securities received from a mineral property sale	$1,097	$—	$1,097	$—

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(US dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount

Balance, January 1, 2010	73,837,267	$74	$317,923	$(94,817)	$223,180
Shares issued in public offering	13,500,000	14	272,174	—	272,188
Share issuance costs paid	—	—	(17,887)	—	(17,887)
Shares issued under stock option plans	1,415,623	1	7,042	—	7,043
Stock-based compensation and RSU plan share issuances	131,766	—	3,204	—	3,204
Net income	—	—	—	27,503	27,503

Balance, September 30, 2010	88,884,656	$89	$582,456	$(67,314)	$515,231

Balance, January 1, 2011	88,958,989	$89	$583,354	$(60,689)	$522,754
Shares issued under stock option plans	172,941	—	794	—	794
Stock-based compensation and RSU plan share issuances	198,458	—	3,281	—	3,281
Share issuance costs refunded	—	—	15	—	15
Net income	—	—	—	18,489	18,489

Balance, September 30, 2011	89,330,388	$89	$587,444	$(42,200)	$545,333

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

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and, with the exception of the new accounting pronouncements described in Note 2, follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K/A of Allied Nevada for the year ended December 31, 2010.

Reclassifications

Certain reclassifications have been made to the prior period consolidated statements of income to conform to the current period presentation. These reclassifications had no effect on previously reported cash flows or net income, but did change the presentation of cost of goods sold to include production costs and depreciation and amortization.

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

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

3. Inventories

The following table provides the components of inventories (in thousands):

	September 30, 2011	December 31, 2010
In-process inventory	$9,472	$6,159
Precious metals inventory	187	310
Materials and supplies inventory	6,867	3,509

	$16,526	$9,978

In-process inventory and precious metals are carried at the lower of average cost or market. Cost includes mining and process costs including mine site overhead, production phase stripping, and depreciation and amortization relating to mining and process operations.

Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

4. Ore on Leach Pads

The following table summarizes ore on leach pads and estimated recoverable gold ounces:

	September 30, 2011	December 31, 2010

Ore on leach pads (in thousands)	$67,481	$49,357
Estimated recoverable gold ounces	94,337	77,265

Ore on leach pads is carried at the lower of average cost or market. Cost includes mining and process costs including mine site overhead, production phase stripping costs, and depreciation and amortization relating to mining and process operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.

5. Plant and Equipment, Net

The following table provides the components of plant and equipment (in thousands):

	Depreciable life or method	September 30, 2011	December 31, 2010
Mine equipment	3 -10 years	$92,452	$59,965
Buildings and leasehold improvements	3 - 10 years	6,123	4,410
Leach pads	Units of Production	20,430	19,094
Furniture, fixtures, and office equipment	2 - 3 years	1,445	1,049
Vehicles	3 - 5 years	1,831	1,447
Construction in progress and other		20,111	3,981

		142,392	89,946
Less: accumulated depreciation and amortization		(32,306)	(23,865)

		$110,086	$66,081

Construction in progress consists of capital items which are not yet completed and placed in service, which as of September 30, 2011, consisted primarily of $7.4 million in expenditures for a maintenance building, $6.7 million in expenditures for leach pad expansion, $2.2 million in expenditures for process improvements, $1.6 million in expenditures for power and electrical equipment, $0.9 million in expenditures for mobile mine equipment, and $1.3 million in expenditures for other capital items.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Allied Nevada primarily depreciates its assets using a straight-line method over the useful lives of the assets ranging from two to ten years. The leach pads are depreciated on a units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves.

6. Mine Development

The following table reflects the changes in mine development costs (in thousands):

	Nine months ended September 30,
	2011	2010
Balance, beginning of year	$18,874	$10,389
Additions:
Reserve verification drilling and assaying	6,555	4,034
Condemnation drilling and assaying	5,619	—
Pre-production stripping costs	13,309	—
EIS and engineering costs	2,057	1,519

Amortization	(1,045)	(1,169)

Balance, end of period	$45,369	$14,773

Mine development costs that benefit an entire ore body are amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves of the ore body. Estimated recoverable ounces are determined by the Company based upon its proven and probable reserves and estimated metal recovery associated with those reserves. When multiple pits exist at a mining complex utilizing common processing facilities, mine development costs are capitalized for each pit and amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves at each pit.

7. Restricted Cash

Allied Nevada has collateralized obligations related to its reclamation liabilities. Restricted cash balances and changes during the periods are summarized below (in thousands):

	Nine months ended September 30,
	2011	2010
Balance, beginning of year	$15,020	$14,066
Additions	4,009	909
Reimbursements	(462)	—
Interest	18	34

Balance, end of period	$18,585	$15,009

In February 2011, we received a notification from the Bureau of Land Management (“BLM”) of a revised total reclamation cost estimate to expand mining operations and address exploration disturbances at the Hycroft Mine. This notification resulted in the Company increasing its surety bond for the benefit of the BLM by $3.9 million, which is collateralized by restricted cash in the same amount. In August 2011, the Company increased its statewide surety bond for the benefit of the BLM by $0.1 million to expand exploration activities outside of the Hycroft Mine, which is collateralized by restricted cash in the same amount. In September 2011, the Company received a reimbursement of $0.5 million related to reclamation costs paid by the Company.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

8. Mineral Properties

The following table summarizes the Company’s mineral properties and changes during the periods (in thousands):

	Nine months ended September 30,
	2011	2010

Balance, beginning of year	$35,522	$35,845

Additions	113	—

Amortization - royalty rights	(149)	(293)

Balance, end of period	$35,486	$35,552

The recoverability of the carrying values of the Company’s mineral properties is dependent upon commercial production from, or sale, or lease of, these properties and upon economic reserves being discovered or developed on the properties. The Company believes that the fair value of its mineral properties exceeds the carrying value; however, events and circumstances beyond the control of management may mean that a write-down in the carrying values of the Company’s properties may be required in the future as a result of evaluation of gold mineralized material and application of a ceiling test which is based on estimates of gold mineralized material, exploration land values, future advanced minimum royalty payments and gold prices. Royalty rights with a historical total cost of $3.5 million are amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves at the Hycroft Mine. During the three and nine months ended September 30, 2011, the Company recorded a $1.1 million gain on the sale of a mineral property with no carrying value, which was sold for shares of International Enexco Limited. The Company did not sell any of its mineral properties during the three and nine months ended September 30, 2010.

9. Other Liabilities, Current

The following table summarizes the components of other current liabilities (in thousands):

	September 30, 2011	December 31, 2010
Accrued liabilities and other
Federal income taxes payable	$2,239	$—
Accrued compensation	1,464	1,016
Contractor holdbacks	404	239
Employment taxes payable	569	395
Other	97	82

Total accrued liabilities and other	$4,773	$1,732

10. Revolving Credit Facility and Capital Lease Obligations

Revolving Credit Facility

In May 2011, the Company entered into a three-year $30.0 million revolving credit agreement that matures in May 2014. The revolving credit facility is collateralized by substantially all the assets of the Company. The interest rate on drawdowns is at either an applicable rate plus a base rate or an applicable rate plus LIBOR with the applicable rate determined by financial ratios of the Company. The Company has the ability to repay any borrowings under the facility in part or entirety at any time without penalty. The Company is required to pay a standby fee, dependent on financial ratios, on undrawn amounts under the revolving credit facility. The credit agreement contains various covenants related to net worth, interest coverage and leverage ratios, and contains limitations on dividends. The Company was in compliance with all covenants as of September 30, 2011.

The Company incurred loan origination fees of $0.5 million during the origination of the revolving credit facility, which are being amortized to interest expense using the straight-line method over the term of the loan. At September 30, 2011, no amount was outstanding on the revolving credit facility.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Capital Lease Obligations

During the nine months ended September 30, 2011, the Company entered into six capital leases for the purchase of mining equipment and now has a total of sixteen capital leases, most of which have 60-month terms. The weighted average implicit interest rate for these capital leases is approximately six percent.

Assets under capital leases are included in Plant and Equipment (Note 5) and are summarized in the table below (in thousands):

	September 30, 2011	December 31, 2010
Mine equipment	$34,142	$17,212
Less: accumulated depreciation	(5,493)	(2,471)

Net assets under capital leases	$28,649	$14,741

During the nine months ended September 30, 2011, the Company capitalized $0.7 million of interest expense from capital leases.

The following is a summary of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 2011 (in thousands):

Fiscal Year	Minimum Lease Payment
2011	$2,031
2012	7,793
2013	7,458
2014	6,609
2015	5,161
2016	810
Less: interest	(3,280)

Net minimum lease payments under capital leases	26,582
Less: current portion	(6,478)

Non-current portion of net minimum lease payments	$20,104

11. Asset Retirement Obligation

Changes to the Company’s asset retirement obligation are summarized below (in thousands):

	Nine months ended September 30,
	2011	2010
Balance, beginning of year	$6,766	$6,643
Accretion	337	331
Reclamation expenditures	(251)	(262)

Balance, end of period	6,852	6,712
Less: current portion	(463)	(476)

Non-current portion	$6,389	$6,236

Reclamation obligations are secured by surety bonds or irrevocable standby letters of credit in amounts determined by applicable federal and state regulatory agencies. These surety bonds and irrevocable standby letters of credit are in turn secured by cash collateral. See Note 7 “Restricted Cash”.

12. Other Accrued Liabilities, Non-Current

As of September 30, 2011, other accrued liabilities totaled $10.0 million, of which $9.3 million was for the Company’s Deferred Phantom Unit Plan (the “DPU Plan”).

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The following table summarizes the number of the Company’s DPUs and changes during the periods:

	Nine months ended September 30,
	2011	2010
Outstanding, beginning of year	238,000	131,250
Granted	21,000	85,750

Outstanding, end of period	259,000	217,000

DPUs are recorded at fair value on the quarterly award date and are adjusted for changes in fair value. The fair value of amounts granted each period, together with the change in fair value, is expensed. DPU expense recognized during the three and nine month periods ended September 30, 2011 totaled $0.1 and $3.0 million, respectively. DPU expense recognized during the three and nine month periods ended September 30, 2010 totaled $1.9 million and $3.8 million, respectively. The aggregate fair value of the 259,000 DPUs outstanding at September 30, 2011 totaled $9.3 million.

13. Shareholders’ Equity

Allied Nevada 2007 Stock Option Plan

The table below is a summary of changes to the 2007 Stock Option Plan for the periods indicated:

	Nine months ended September 30,
	2011			2010
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	931,930	$4.71		2,358,143	$4.80
Canceled/expired	(2,000)	2.43		—
Exercised	(149,554)	4.49		(1,426,213)	4.86

Outstanding, end of period	780,376	4.78	4.7	931,930	4.71	5.5

Exercisable, end of period	772,376	$4.81	4.8	860,929	$4.71	6.2

During the nine months ended September 30, 2011 and 2010, a total of 51,001 and 864,340 options vested, respectively. During the nine months ended September 30, 2011 and 2010, the Company recognized stock-based compensation expense of $40,100 and $1.5 million, respectively, for options granted pursuant to the 2007 Stock Option Plan. At September 30, 2011 and 2010, there was approximately $2,700 and $0.1 million, respectively, of unrecognized stock-based compensation cost relating to outstanding unvested options. No options were granted in either of the nine months ended September 30, 2011 or 2010.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Restricted Share Plan

The table below is a summary of changes to the Restricted Share Plan for the periods indicated:

	Nine months ended September 30,
	2011		2010
	Number of RSUs	Weighted Average Remaining Restricted Period (years)	Number of RSUs	Weighted Average Remaining Restricted Period (years)
Outstanding on January 1,	957,901		827,500
Granted	245,962		383,400
Vested/issued	(198,458)		(131,766)
Canceled/expired	(17,100)		(93,733)

Outstanding, end of period	988,305	2.0	985,401	2.2

Vested, end of period	350,000	—	300,000	—

The RSU values are based upon the fair value of the Company’s stock on the date of grant, less estimated forfeitures. The restricted share units are expensed over the requisite service periods. The total stock-based compensation expense recognized under the RSU Plan during the nine month periods ended September 30, 2011 and 2010, was $3.2 million and $1.7 million, respectively. At September 30, 2011 and 2010, there was approximately $10.9 million and $7.7 million, respectively, of unrecognized stock-based compensation cost relating to outstanding restricted share units.

RSUs

Restricted share units vest annually over three years, until fully vested on the third anniversary of the grant date. 49,700 RSUs were granted during the nine months ended September 30, 2011.

Performance RSUs

Performance restricted share units generally vest over three years and are subject to performance based vesting criteria determined in advance for each year by the Compensation Committee of the Board of Directors. 196,262 performance RSUs were granted during the nine months ended September 30, 2011.

Special Stock Option Plan

The table below is a summary of changes in the Special Stock Option Plan for the periods indicated:

	Nine months ended September 30,
	2011			2010
	Number of Special Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Special Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	26,728	$5.28		60,138	$4.41
Canceled	(3,341)	5.70		—	—
Exercised	(23,387)	3.51		(33,410)	3.86

Outstanding, end of period	—	—	—	26,728	5.16	0.8

Exercisable, end of period	—	$—	—	26,728	$5.16	0.8

Common Stock

The authorized share capital of Allied Nevada consists of 100,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2011, there were 89,330,388 shares of common stock issued and outstanding.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Preferred Stock

The authorized share capital of Allied Nevada includes 10,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of September 30, 2011, no shares of preferred stock have been issued.

14. Revenue

The Company recognizes revenue on gold and silver sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, the metal is delivered, the title has transferred to the customer, and collectability is reasonably assured.

The table below is a summary of the Company’s gold and silver sales for the three and nine months ended September 30, 2011 and 2010 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Gold Sales	$45,398	$37,538	$105,824	$96,078
Silver Sales	4,246	1,334	9,326	3,365

Total	$49,644	$38,872	$115,150	$99,443

15. Related Party Transactions

Provision of Legal Services

Cameron Mingay, an Allied Nevada director who was appointed as an Allied Nevada Director in March 2007, is a partner at Cassels Brock & Blackwell LLP (“Cassels Brock”) of Toronto, Ontario, Canada, which since June 2007 has served as outside counsel to Allied Nevada in connection with Canadian corporate and securities law matters. Allied Nevada has paid Cassels Brock an aggregate of approximately $0.5 million and $0.1 million for legal services rendered during the nine months ended September 30, 2011 and 2010, respectively. In addition, accounts payable included approximately $0.1 million and $0.2 million due to Cassels Brock at September 30, 2011 and 2010, respectively.

Director Air Travel

From time to time, Allied Nevada Gold Corp.’s Chairman of the Board of Directors, Robert Buchan, uses a private aircraft owned by Angus Aviation LP. The Company’s use of the aircraft is reimbursed based upon invoices submitted to the Company whereby the Company pays an hourly rate and certain additional charges including landing fees. Mr. Buchan has an ownership interest in Angus Aviation LP and benefits to the extent of his interest in Angus Aviation. For the three months ended September 30, 2011, the Company incurred expenses of approximately $95,000 CDN of which approximately $45,000 US was unpaid as of September 30, 2011.

16. Income Tax Expense

Allied Nevada accounts for interim income taxes in accordance with ASC 740. For the nine months ended September 30, 2011, Allied Nevada recorded an estimated tax expense of approximately $7.7 million, based on an effective rate of 29.4%. Estimated tax benefit during the same period of 2010 was $3.1 million, which included estimated tax expense of $8.4 million based on an effective tax rate of 34.2% and a benefit of $11.5 million due to the release of a valuation allowance relating to a change in its estimate of then future taxable income. The effective tax rate for 2011 is different than the United States statutory rate of 35% primarily due to permanent differences between income tax and financial reporting treatment of certain transactions. The effective tax rate for 2010 is different than the United States statutory rate of 35% primarily due to permanent differences between income tax and financial reporting treatment of certain transactions and a decrease in the valuation allowance on Alternative Minimum Tax (AMT) credits generated during the period.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

17. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income available to common shareholders	$14,672	$3,059	$18,489	$27,503

Basic:
Weighted average number of shares outstanding	89,664	88,892	89,507	80,622
Earnings per share	0.16	0.03	0.21	0.34

Diluted:
Weighted average number of shares outstanding	90,989	90,327	90,840	82,132
Earnings per share	0.16	0.03	0.20	0.33

The computation of the basic earnings per share includes within the weighted average number of shares outstanding 350,000 and 300,000 vested restricted share units that were not issued as of September 30, 2011 and 2010, respectively.

At September 30, 2011, there were 780,376 options granted under the Allied Nevada Stock Option Plan outstanding and 638,305 unvested restricted share units outstanding that were included in the diluted earnings per share for the nine months ended September 30, 2011.

At September 30, 2010, there were 931,930 options granted under the Allied Nevada Stock Option Plan outstanding, 26,728 options granted under the Allied Nevada Special Stock Option plan outstanding, and 685,401 unvested restricted share units outstanding that were included in the diluted earnings per share for the nine months ended September 30, 2010.

18. Segment Information

Allied Nevada is currently engaged in the operation of the Hycroft Mine and the evaluation, acquisition, exploration, and advancement of gold exploration and development projects in Nevada. The Company identifies its reportable segments as those consolidated mining operations or functional groups that represent more than 10% of the combined revenue, profit or loss or total assets of all reported operating segments. Consolidated mining operations or functional groups not meeting this threshold are aggregated at the corporate level for segment reporting purposes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. Segment information as of and for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

As of and for the three months ended September 30,	Hycroft Mine	Exploration	Corporate and Other	Total

2011
Sales	$49,644	$—	$—	$49,644
Income (loss) from operations	30,280	(6,094)	(4,579)	19,607
Interest income	5	—	131	136
Interest expense	(33)	—	(39)	(72)
Loss on foreign exchange	—	—	(52)	(52)
Other income	—	1,097	70	1,167

Income (loss) before taxes	30,252	(4,997)	(4,469)	20,786
Total assets	291,137	35,064	295,386	621,587
Capital expenditures	34,983	6	99	35,088

2010
Sales	$38,872	$—	$—	$38,872
Income (loss) from operations	17,511	(8,064)	(5,746)	3,701
Interest income	15	—	51	66
Interest expense	(94)	—	—	(94)
Gain on foreign exchange	—	—	849	849

Income (loss) before taxes	17,432	(8,064)	(4,846)	4,522
Total assets	157,632	34,191	360,249	552,072
Capital expenditures	14,284	91	67	14,442

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

As of and for the nine months ended September 30,	Hycroft Mine	Exploration	Corporate and Other	Total

2011
Sales	$115,150	$—	$—	$115,150
Income (loss) from operations	67,048	(23,044)	(18,862)	25,142
Interest income	18	—	247	265
Interest expense	(282)	—	(94)	(376)
Loss on foreign exchange	—	—	(10)	(10)
Other income	5	1,097	69	1,171

Income (loss) before taxes	66,789	(21,947)	(18,650)	26,192
Total assets	291,137	35,064	295,386	621,587
Capital expenditures	78,182	62	255	78,499

2010
Sales	$99,443	—	—	$99,443
Income (loss) from operations	52,200	(16,893)	(14,072)	21,235
Interest income	34	—	78	112
Interest expense	(282)	—	—	(282)
Gain on foreign exchange	—	—	3,020	3,020
Other income	—	269	2	271

Income (loss) before taxes	51,952	(16,624)	(10,972)	24,356
Total assets	157,632	34,191	360,249	552,072
Capital expenditures	28,112	186	228	28,526

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

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands).

	Fair value at September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:

Available-for-sale securities:
Marketable equity securities	$1,161	$—	$—	$1,161

Balance, end of period	$1,161	$—	$—	$1,161

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted price of the marketable equity security multiplied by the quantity of shares held by the Company. The Company has elected to account for its available-for-sale securities using the fair value option in accordance with ASC 825 Financial Instruments. Available-for-sale equity securities are classified as “other assets, non-current” in the consolidated balance sheet with related changes in the fair value included in current period earnings.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company did not have any assets or liabilities measured under the fair value hierarchy at September 30, 2010.

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

21. Subsequent Events

At the Company’s annual meeting of stockholders on Wednesday, October 19, 2011, the Company’s stockholders approved an amendment to and restatement of the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 200,000,000. The stockholders also approved an amendment to the Deferred Phantom Unit (“DPU”) Plan allowing 300,000 shares of the Company’s common stock to be available for grant under the DPU Plan and approved the Deferred Share Unit (“DSU”) Plan allowing 500,000 shares of the Company’s common stock to be available for grant under the DSU Plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated operating results and financial condition of Allied Nevada Gold Corp. (“Allied Nevada”) for the three and nine month periods ended September 30, 2011 has been prepared based on information available to us as of November 4, 2011. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of the Company for the year ended December 31, 2010 and the related notes thereto filed with the Company’s annual report on Form 10-K/A, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Operations

Key operating statistics for the three and nine months ended September 30, 2011, compared with the same periods in 2010, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Total material mined (thousands of tons)	8,231	6,020	23,906	17,268

Ore grade - gold (oz/ton)	0.012	0.016	0.013	0.022
Ore grade - silver (oz/ton)	0.256	0.206	0.293	0.293

Ounces produced - gold	26,339	29,563	69,840	83,686
Ounces produced - silver	121,264	75,552	276,236	191,051

Ounces sold - gold	26,971	30,585	68,605	80,584
Ounces sold - silver	112,856	69,365	257,514	184,161

Average realized price - gold ($/oz)	$1,684	$1,227	$1,543	$1,194
Average realized price - silver ($/oz)	$38	$19	$36	$18

Average spot price - gold ($/oz)	$1,702	$1,227	$1,534	$1,178
Average spot price - silver ($/oz)	$39	$19	$36	$18

Gold production in the third quarter of 2011 of 26,339 ounces was below expectation, while silver production of 121,264 ounces for the third quarter continued to exceed expectations. Gold production in the third quarter was impacted by delays in receipt of additional equipment to increase the pumping capacity of solution to upper lifts of the leach pad. This eight-week delay has resulted in the mine being approximately 15,000 ounces behind schedule on gold production. Similarly, year-to-date gold production is below expectation. The mine reported no safety or environmental incidents in the first nine months of 2011 and, as of October, 2011, the mine has surpassed two full years without a lost time accident.

Hycroft production increased in the third quarter with 8.2 million tons of material mined, including 4.7 million tons of ore at average grades of 0.012 opt gold and 0.256 opt silver. The mining rate steadily increased in the quarter with the addition of the new larger capacity shovels and more efficient production drilling equipment. The strip ratio in the third quarter increased 43% from June to September as the mine moved more waste material from the Cut-5 pit. Average gold grades mined in the third quarter of 2011 were as expected, but lower when compared with the third quarter of 2010 as mining activities continue in a lower grade phase of the Brimstone pit. Average silver grades were significantly better than expected and higher when compared with the same period in 2010. Historical drilling, which makes up a large component of the Brimstone deposit database, had limited silver assay data and thus the model continues to underestimate silver grades. The mine placed approximately 160,478 contained ounces of gold (recoverable – 90,830 ounces) and 3,582,422 ounces of silver (recoverable – 358,242 ounces) on the leach pads in the nine months ended September 30, 2011.

Implementation of the accelerated heap leach mining expansion plan is progressing well. Expansion of the Merrill-Crowe plant to increase solution processing capacity from 3,500 gpm to 5,000 gpm is completed. Completion of the pumping station to increase solution flow up to the higher lifts of the leach pad is expected to be completed in October. The Lewis leach pad construction is nearing completion and it is expected that the mine will begin placing ore by early Q1 2012. Construction of the new truck shop capable of servicing the larger mining equipment is on track to be completed in the fourth quarter of 2011. The mine placed into operation two additional 320-ton haul trucks, bringing the total to seven 320-ton trucks and seven 200-ton trucks currently in operation. The mine also placed the first of three Hitachi EX5500 large capacity shovels into operation in the third quarter of 2011, adding to the two Hitachi EX3500 shovels currently in operation.

Unit costs are trending down with the introduction of the new mining equipment which provides additional operating efficiencies. Mining and processing costs decreased approximately 20% and 8% respectively from June to September, 2011, reflecting the addition of larger, more efficient shovels and trucks.

Exploration

At Hycroft, the Company completed 20,783 feet of drilling in 76 holes in the third quarter of 2011. The primary focus for the third quarter drill program was to continue infill and engineering drilling in support of detailed engineering for the mill expansion project. Results of the third quarter drill program continue to include long intervals of mineralization at or above average resource grade mineralization. Drilling for the remainder of 2011 will continue to be focused on infill drilling and condemnation drilling related to the mill expansion project with limited step-out drilling to test geophysical anomalies.

At Hasbrouck, the Company drilled 26 holes in the third quarter of 2011 totaling 22,600 feet. Drilling in the third quarter focused on understanding the extent of the mineralization in the high-grade Saddle Zone and following up on suspected higher grade targets. This drilling was successful in expanding the Saddle Zone along strike, while the zone remains open along a northeast-southwest trend and at depth. New higher grade zones of mineralization were also identified through drilling in the second quarter, including the discovery of the Franco Zone to the east, as were announced in the July 19, 2011, press release. Follow-up drilling has also extended these zones along strike and at depth. Drilling for the remainder of the year will focus on further definition of these zones.

Results of Operations

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Allied Nevada had net income during the three months ended September 30, 2011 of $14.7 million compared to $3.1 million during the same period in 2010. The increase in net income of $11.6 million is largely due to an increase of $10.8 million from the sale of gold and silver, a decrease of $2.0 million in exploration and land holding costs, a decrease of $2.0 million in cost of sales, and a decrease of $1.2 million in corporate general and administrative costs compared to the same period in 2010, which was offset by an increase of $4.6 million in income tax expense compared to the same period in 2010.

Revenue

Revenue for the three months ended September 30, 2011 increased $10.7 million to $49.6 million compared to $38.9 million in the same period of 2010. The increase was attributable to a $7.9 million increase in gold sales due to a $456 increase in the average realized price for gold to $1,684 per ounce compared to $1,228 per ounce in 2010, which was offset by a 3,614 ounce decrease in gold ounces sold compared to the same period of 2010. Additionally, the Company experienced a $2.9 million increase in silver sales due to a 43,491 ounce increase in silver ounces sold compared to the 2010 period and a $19 increase in the average realized price for silver to $38 per ounce compared to $19 per ounce in the same period of 2010.

Cost of sales

Cost of sales consists of production costs and both depreciation and amortization. Cost of sales decreased $2.0 million in the three month period ending September 30, 2011 to $19.3 million compared to $21.3 million in the same period of 2010.

Production costs decreased $2.0 million to $17.1 million in three month period ended September 30, 2011 compared to $19.1 million in the same period of 2010. The decrease in production costs was attributable to a 3,614 decrease in gold ounces sold offset by a $12 per ounce increase in the average production costs per ounce of gold sold in the three months ended September 30, 2011 compared to the same period in 2010.

Depreciation and amortization totaled $2.2 million in each of the three month periods ended September 30, 2011 and 2010. Depreciation and amortization was comparable to the 2010 period due to a 3,614 decrease in gold ounces sold in the three months ended September 30, 2011 compared to the same period in 2010, which was offset by an approximate $8 per ounce increase in average depreciation and amortization per ounce of gold sold in 2011 compared to the same period of 2010.

Exploration and land holding costs

Exploration and land holding costs decreased $2.0 million to $6.1 million compared to $8.1 million during the same period of 2010. The decrease is primarily due to increased condemnation and reserve verification drilling at Hycroft which was offset by exploration and drilling programs at Hasbrouck, which is an advanced exploration property. Hycroft drilling and exploration program costs totaled $7.2 million in each of the three months ended September 30, 2011 and 2010, respectively, of which $5.7 million was capitalized for condemnation drilling and reserve verification in 2011 compared to $0.7 million that was capitalized in the same period of 2010, resulting in a $5.0 million decrease in exploration expenses in the 2011 period. Hasbrouck drilling and exploration programs in the 2011 period consisted of approximately 26 drill holes (22,600 feet drilled) at a cost of $3.4 million compared to the 2010 period which consisted of 1 drill hole (420 feet drilled) at a cost of $0.4 million, an increase of $3.0 million compared to the same period of 2010.

Accretion

Allied Nevada recorded accretion expenses of $0.1 million during each of the three months ended September 30, 2011 and 2010. Accretion expense in the three months ended September 30, 2011 was based upon a credit adjusted risk-free rate of 6.8%.

Corporate general and administrative costs

Corporate general and administrative costs decreased $1.2 million to $4.5 million compared to $5.7 million for the same period of 2010. The decrease is primarily attributable to a $1.8 million decrease in stock-based compensation for directors which was partially offset by an additional $0.3 million of compensation and benefit costs for employees associated with increased staffing levels at the corporate office compared to the same period of 2010.

Interest income

Interest income from both our liquid savings and restricted cash accounts increased $70,000 to $136,000 compared to $66,000 during the same period of 2010, due to increased interest rates earned in the 2011 period on our cash equivalent deposits.

Interest expense

Allied Nevada recorded interest expense of $0.1 million in each of the three month periods ended September 30, 2011 and 2010. Interest expense in both periods was primarily attributable to amounts that did not qualify for capitalization related to capital lease obligations and the payment of standby fees associated with the line of credit entered into in May of 2011.

Net foreign exchange (loss) gain

For the three months ended September 30, 2011, the Company recognized a foreign exchange loss of $0.1 compared to a foreign exchange gain of $0.8 million in the same period of 2010, a decrease of $0.9 million. Foreign exchange losses in the 2011 period are a result of an unfavorable change in exchange rates between the Canadian dollar and U.S. dollar. Foreign exchange gains in the 2010 period were attributable to converting net proceeds received from the June 2010 offering of approximately CDN $265.6 million to U.S. dollars due to the average Canadian dollar to U.S. dollar exchange rate on conversions being approximately 1% higher than the exchange rate on the date the offering proceeds were received.

Other income

The Company recognized $1.2 million of other income during the three months ended September 30, 2011 and no other income in the same period of 2010. Other income for the three months ended September 30, 2011 is primarily the result of a $1.1 million gain on the sale of a mineral property in exchange for shares of common stock of International Enexco Limited and a $0.1 million unrealized holding gain to record the change in fair value of the shares received in the aforementioned exchange transaction.

Income tax expense

Income tax expense increased $4.6 million to $6.1 million compared to a $1.5 million benefit in the same period of 2010. In the 2011 period, $3.7 million of tax expense represents a non-cash charge relating to a reduction of deferred tax assets, $2.2 million represents the increase of an income tax payable liability, and $0.2 million represents the reduction of a prepaid tax asset. In the 2010 period, $1.3 million of tax expense represents a non-cash charge relating to a reduction of deferred tax assets for Allied Nevada’s net operating loss carryforwards and $0.2 million of tax expense represents an increase in the Company’s valuation allowance for Alternative Minimum Tax.

Net income

For the reasons described above, we reported net income of $14.7 million for the three months ended September 30, 2011 compared to $3.1 million for the same period of 2010.

Nine months Ended September 30, 2011 Compared with Nine months Ended September 30, 2010

Allied Nevada had net income during the nine months ended September 30, 2011 of $18.5 million compared to $27.5 million during the same period in 2010. The decrease in net income of $9.0 million is largely due to an increase of $10.8 million in income tax expense, an increase of $6.1 million in exploration and land holding costs, an increase of $4.7 million in corporate general and administrative costs, and a decrease of $3.0 million in net foreign exchange gains compared to the same period in 2010, which was partially offset by an increase of $15.8 million in revenue from the sale of gold and silver compared to the same period in 2010.

Revenue

Revenue for the nine months ended September 30, 2011 increased $15.8 million to $115.2 million compared to $99.4 million in the same period of 2010. $9.8 million of the increase was attributable to a $349 increase in the average realized price for gold to $1,543 per ounce compared to $1,194 per ounce in 2010, which was offset by an 11,979 ounce decrease in gold ounces sold. Additionally, $6.0 million of the increase was attributable to a 73,353 ounce increase in silver sales and an $18 increase in the average realized price for silver to $36 per ounce compared to $18 per ounce in the same period of 2010.

Cost of sales

Cost of sales consists of production costs and both depreciation and amortization. Cost of sales increased $0.9 million in the nine month period ending September 30, 2011 to $47.9 million compared to $47.0 million in the same period of 2010.

Production costs increased $0.8 million to $42.6 million in the nine month period ended September 30, 2011 compared to $41.8 million in the same period of 2010. The increase in production costs was attributable to a $99 per ounce increase in the average production costs per ounce of gold sold offset by an 11,979 decrease in gold ounces sold in the nine months ended September 30, 2011 compared to the same period in 2010.

Depreciation and amortization increased $0.1 million to $5.3 million in the nine month period ended September 30, 2011 compared to $5.2 million in the same period of 2010. The increase in depreciation and amortization was attributable to an approximate $12 increase in average depreciation and amortization costs per ounce of gold sold offset by an 11,979 decrease in gold ounces sold in the nine months ended September 30, 2011 compared to the same period in 2010.

Exploration and land holding costs

Exploration and land holding costs increased $6.1 million to $23.0 million compared to $16.9 million during the same period of 2010. The increase is primarily due to activity for exploration and drilling programs at Hasbrouck, which is an advanced exploration property, offset by increased condemnation and reserve verification drilling at Hycroft. Hasbrouck drilling and exploration programs in the 2011 period consisted of approximately 100 drill holes (74,100 feet drilled) at a cost of $10.7 million compared to the 2010 period which consisted of 4 drill holes (2,400 feet drilled) at a cost of $0.9 million, an increase of $9.8 million compared to the same period of 2010. Hycroft drilling and exploration programs in the 2011 period consisted of $21.8 million in total drilling costs, of which $12.1 million was capitalized for condemnation and reserve verification drilling and $9.7 was expensed, compared to the same period of 2010 in which Hycroft drilling costs totaled $17.4 million, of which $4.0 million was capitalized and $13.4 million was expensed resulting in a $3.7 million decrease in exploration expenses for the nine months ended September 30, 2011 compared to the same period of 2010.

Accretion

Allied Nevada recorded accretion expense of $0.3 million during each of the nine months ended September 30, 2011 and 2010. Accretion expense in the nine months ended September 30, 2011 was based upon a credit adjusted risk-free rate of 6.8%.

Corporate general and administrative costs

Corporate general and administrative costs increased $4.7 million to $18.7 million compared to $14.0 million for the same period of 2010. The increase was largely due to an additional $2.7 million of consulting fees for engineering, environmental, and metallurgical services, an additional $1.5 million of compensation and benefit costs for employees associated with increased staffing levels at the corporate office, and an additional $1.0 million for professional services fees, which was offset by a decrease of $0.8 million of stock-based compensation costs for employees and directors compared to the same period of 2010.

Interest income

Allied Nevada earned $0.3 million in interest income from both our liquid savings and restricted cash accounts during the nine months ended September 30, 2011 compared to $0.1 million in interest income in 2010, an increase of $0.2 million compared to the 2010 period due to increased interest rates earned in the 2011 period on our cash equivalent deposits.

Interest expense

Interest expense increased $0.1 million to $0.4 million compared to $0.3 million during the same period in 2010. Interest expense in both periods was primarily attributable to amounts that did not qualify for capitalization related to capital lease obligations with additional interest expense recorded in the 2011 period from additional capital leases the Company had entered into compared to the 2010 period and the payment of standby fees associated with the line of credit entered into in May of 2011.

Net foreign exchange (loss) gain

For the nine months ended September 30, 2011, the Company recognized a foreign exchange loss of $10,000 compared to a foreign exchange gain of $3.1 million in the same period of 2010, a decrease of $3.1 million. Foreign exchange losses in the 2011 period are a result of an unfavorable change in exchange rates between the Canadian dollar and U.S. dollar. Foreign exchange gains in the 2010 period were attributable to converting net proceeds received from the June 2010 offering of approximately CDN $265.6 million to U.S. dollars due to the average Canadian dollar to U.S. dollar exchange rate on conversions being approximately 1% higher than the exchange rate on the date the offering proceeds were received.

Other income

The Company recognized $1.2 million of other income during the nine months ended September 30, 2011, compared to $0.3 million for the same period of 2010, an increase of $0.9 million. Other income for the nine months ended September 30, 2011 is primarily the result of a $1.1 million gain on the sale of a mineral property in exchange for shares of common stock in International Enexco Limited and a $0.1 million unrealized holding gain to record the change in fair value of the shares received in the aforementioned exchange transaction. Other income for the nine months ended September 30, 2010 is attributable to $0.3 million of gains from the recognition of advanced minimum royalties after exploration rights were returned to the Company by joint venture partners.

Income tax (expense) benefit

Income tax expense increased $10.8 million to $7.7 million compared to a $3.1 million expense in the same period of 2010. In the 2011 period, $4.7 million of tax expense represents a non-cash charge relating to a reduction of deferred tax assets, $2.2 million represents the increase of an income tax payable liability, and $0.8 million represents the reduction of a prepaid tax asset. In the 2010 period, the Company recorded an $8.4 million provision for income taxes which was offset by an $11.5 million reduction in the Company’s valuation allowance for deferred tax assets.

Net income

For the reasons described above, we reported net income of $18.5 million for the nine months ended September 30, 2011 compared to $27.5 million for the same period of 2010.

Financial Position, Liquidity and Capital Resources

Cash provided by operating activities

Cash provided by operating activities during the nine months ended September 30, 2011, was $20.0 million compared to $23.9 million during the same period in 2010. The net decrease of $3.9 million of cash provided by operating activities was primarily attributable to the following:

•

The Company had $18.5 million in net income compared to $27.5 million in the same period of 2010. This resulted in a decrease in cash provided by operating activities of $9.0 million for reasons described in Results of Operations above.

•

The Company recorded a $4.7 million non-cash reduction to deferred tax assets compared a net $4.0 million non-cash increase to deferred tax assets in the same period of 2010, resulting in an $8.7 million increase in cash provided by operating activities.

•

The change in ore on leachpads resulted in a $15.5 million use of cash in 2011 compared to an $8.9 million use of cash in the same period of 2010, resulting in a $6.6 million decrease in cash provided by operating activities. The $6.6 million increase in cash used was attributable to a 13,000 ounce increase of total ounces on the leachpad at September 30, 2011 compared to the same period of 2010, which were placed at a higher average cost than ounces placed in the same period of 2010.

•

The change in prepaids and other resulted in a $1.1 million source of cash compared to a $3.3 million use of cash in the same period of 2010, resulting in a $4.4 million increase in cash provided by operating activities.

•

The change in inventories resulted in a $6.2 million use of cash in 2011 compared to a $3.0 million use of cash in the same period of 2010, resulting in a $3.2 million increase in cash used in operating activities.

•

The change in accounts payable resulted in a $3.7 million source of cash in 2011 compared to a $1.6 million source of cash in the same period of 2010, resulting in a $2.1 million increase in cash provided by operating activities.

•

The change in accrued liabilities and other resulted in a $3.1 million source of cash in 2011 compared to a $2.0 million source of cash in the same period of 2010, resulting in a $1.1 million increase in cash provided by operating activities.

•

The Company recorded a $6.3 million non-cash expense for stock-based compensation in 2011 compared to $7.0 million for the same period of 2010, resulting in a $0.7 million decrease in cash provided by operating activities.

Cash used in investing activities

Cash used in investing activities during the nine months ended September 30, 2011, was $56.7 million compared to $28.0 million during the same period in 2010. The net increase of $28.7 million of cash used in investing activities is largely due to the following:

•

Additions to plant and equipment in 2011 totaled $26.7 million compared to $21.6 million during the same period in 2010, resulting in an increase in cash used in investing activities of $5.1 million. In the nine months ended September 30, 2011 the Company had cash purchases of $7.1 million for truck shop construction, $6.7 million for leach pad expansions, $6.6 million for mobile mine equipment, $2.1 million for the mill construction, $2.3 million for process improvements, and $1.9 million of other plant and equipment additions.

•

Additions to mine development costs in 2011 totaled $26.5 million compared to $5.6 million during the same period in 2010, resulting in an increase in cash used in investing activities of $21.0 million. In the nine months ended September 30, 2011 the Company had cash mine development additions of $12.5 million for pre-production stripping costs, $6.5 million for reserve verification drilling and assaying, $5.6 million for condemnation drilling and assaying, and $1.9 million for environmental impact statements for major permitting actions associated with Hycroft.

•

The Company increased its restricted cash collateral account by $3.6 million in 2011 to support additional surety bonds for the benefit of the Bureau of Land Management (BLM) compared to $0.9 million of additional collateral established during the same period of 2010, resulting in an increase in cash used in investing activities of $2.6 million.

Cash provided by (used in) financing activities

Cash used in financing activities during the nine months ended September 30, 2011, was $3.3 million compared to cash provided by financing activities of $260.3 million during the same period in 2010. The $263.7 million decrease in cash provided by financing activities is largely due to the following:

•

The Company did not issue stock in a public offering in 2011 compared to 13,500,000 shares issued for gross proceeds of approximately $272.2 million in the same period of 2010. The Company incurred approximately $17.8 million of costs in connection with the June 2010 offering, resulting in net proceeds of $254.4 million, which resulted in a net decrease in cash provided by financing activities of $254.4 million compared to the same period of 2010.

•

The Company received $0.8 million in proceeds from the exercise of options compared to $7.0 million in the same period of 2010, resulting in a decrease of $6.2 million in cash provided by financing activities.

•

The Company made capital lease principal payments of $3.7 million on capital leases in 2011 compared to $1.0 million on capital leases in the same period of 2010, resulting in a $2.7 million increase in cash used by financing activities.

Liquidity and capital resources

Based upon our current operational assumptions and mine plans, we believe our cash on hand, anticipated operating cash flow from the Hycroft Mine, equipment leasing opportunities, and amounts available under the $30.0 million Revolving Credit Agreement will be adequate to meet our liquidity needs and fund the planned capital expenditures for the next year.

In May 2011, we entered into a three-year $30.0 million Revolving Credit Agreement that matures on May 17, 2014. At September 30, 2011, we had no outstanding borrowings under the credit agreement.

We estimate our capital expenditures in 2011 will total approximately $110 million largely related to the expansion of the mobile mine equipment fleet, support building improvements, increased processing plant capacity modifications, ongoing leach pad expansion at Hycroft, capitalized stripping and drilling activities, and other capitalized spending. As of September 30, 2011 the Company has spent approximately $49.0 million of the estimated 2011 capital expenditures, inclusive of mining equipment acquired through capital leases and additions to accounts payable.

At September 30, 2011, our total assets were $621.6 million compared to $567.4 million at December 31, 2010. The increase in total assets is attributable to $18.5 million of net income and $15.9 million of plant and equipment purchased through capital lease financing, and $9.4 million of equipment purchased through additions to accounts payable.

At September 30, 2011, working capital was $352.5 million compared to $388.9 million at December 31, 2010. The decrease in working capital is attributable to a $40.1 million decrease in cash and equivalents described above, a $13.1 million increase in accounts payable, a $3.3 million increase in the current portion of capital lease obligations, and a $3.0 million increase in accrued liabilities, which were offset by increases of $18.1 million to ore on leachpads and $6.5 million to inventories.

At September 30, 2011, we had cash and cash equivalents totaling $297.7 million. All cash equivalents were invested in high quality short-term money market instruments, including government securities, bankers’ acceptances, bank notes, certificates of deposit, commercial paper and repurchase agreements of domestic and foreign issuers. At September 30, 2011, we had no funds invested in asset-backed commercial paper.

Off-balance sheet arrangements

Allied Nevada has no off-balance sheet arrangements.

Outlook

Hycroft Operations

In 2011, we expect Hycroft to mine approximately 35.0 million tons of material, including 19.0 million tons of ore at average grades of 0.013 opt gold. The average grades in 2011 are expected to be lower than those mined in 2010 as the mine moves through a lower grade phase of mining of the Brimstone pit.

Delays in receiving mining equipment has negatively impacted production at Hycroft. The first Hitachi shovel went into operation six months behind schedule and the second shovel is expected to be in operation in December of 2011, four months behind schedule. Delays in the delivery of critical pumping equipment required to increase the solution flow to higher lifts of the leach pad have resulted in the mine being approximately 15,000 ounces behind schedule on gold production. Two haul trucks were one month behind schedule due to issues experienced upon commissioning. Reflecting the impact of the delayed equipment delivery, Allied Nevada is revising full year 2011 production guidance to approximately 100,000 ounces.

Production is increasing steadily with the addition of the first large Hitachi EX5500 shovel and is expected to continue increasing through the remainder of the year. Production costs per ounce is expected to be higher in 2011 as compared to 2010 due to higher commodity price expectations, a lower grade mining phase and an increased waste mining rate as the mine continues to ramp up the oxide expansion.

Major Capital Programs

Capital additions in 2011 are expected to total approximately $110 million. Significant capital projects include the following: expansion of the mobile equipment fleet at Hycroft with additional 320-ton haul trucks and larger capacity shovels ($53 million); support building improvements, increased process plant capacity modifications and ongoing leach pad expansion at Hycroft ($22 million); capitalized stripping and drilling ($9 million); and other capitalized spending of $26 million. As announced in October, 2011, a significant portion of the mobile equipment has been financed through capital leases. As of September 30, 2011, approximately $49.0 million of the 2011 capital program associated with the Hycroft accelerated heap leach project has been spent or committed, inclusive of the capital leases for mobile mining equipment and equipment purchased through accounts payable additions.

The Company continues to implement near and long-term opportunities to increase production, reduce costs, and extend the life of the Hycroft mine. These initiatives include:

1.	Continued implementation of the Hycroft Accelerated Heap Leach Project: The mine has been successful in initiating the accelerated oxide heap leach plan with the addition of a crushing circuit, completion of the 2010 leach pad expansion and integration of the larger scale mining equipment. The operating plan will be to continue increasing the mining rate as new equipment is delivered throughout 2011. The goal for 2011 is to increase the mining rate to 35 million tons (from 26.5 million in 2010) and ultimately to 81 million tons by 2012. By tripling the mining rate, we expect the mine to increase annual gold production to average over 260,000 ounces by 2012.

2.	Hycroft Milling Project: The Company completed and announced the results of a positive feasibility study in September 2011 and the Board of Directors has approved the funding to move directly into detailed engineering and ordering of long-lead items. The Company has begun both of these efforts, most recently announcing the ordering of the major mining equipment and critical components of the gyratory crushing system. The decision was made to accelerate the construction of the gyratory crusher by one year to allow for crushing of 100% of the heap leach material, before the system is transition to be used in the milling operation.

3.	Hasbrouck Development: The Company is in the process of completing a preliminary economic assessment for the Hasbrouck Project, located near Tonopah, Nevada. The goal for the project is to announce the results of the PEA along with an updated Resource estimate in the first quarter of 2012.

4.	Develop exploration properties: A greater emphasis is being placed on regional exploration targets and advancing potential development properties in 2011. Exploration programs have been designed for a number of the Company’s other exploration properties in 2011 to follow up on opportunities identified during the 2010 field program.

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

Based on current life of mine production plans, residual heap leach activities are expected to continue through 2020. Accordingly, the ultimate gold recovery will not be known until leaching operations cease. Should the Company’s estimate of ultimate recovery require adjustment, the impact upon its income statement would depend upon whether the change involved a negative or positive change in gold recovery. If the Company determined the gold recovery decreased by 1 or 2 percent at September 30, 2011, its estimate of recoverable ounces would decrease by approximately 5,600 and 11,200 ounces, respectively, which would have resulted in a write-down of approximately $4.0 million and $8.0 million, respectively. Whereas if the Company determined the gold recovery increased by 1 or 2 percent at September 30, 2011, its estimate of recoverable ounces would have increased by 5,600 and 11,200 ounces, respectively, and would result in a decrease to the weighted average cost per ounce in inventory to approximately $675 and $639 per ounce, respectively. This decrease in the weighted average cost would be recognized prospectively through cost of sales as a change in estimate.

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

Allied Nevada management, with the participation of the principal executive officer and principal financial officer have evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Allied Nevada’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.

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

Mine Safety Information.

Whenever MSHA believes a violation of the Mine Act, any health or safety standard or any regulation has occurred, it may issue a citation which describes the alleged violation and fixes a time within which the operator (e.g. our subsidiary, Hycroft Resources & Development Inc.) must abate the alleged violation. In some situations, such as when MSHA believes that conditions pose a hazard to miners, MSHA may issue an order removing miners from the area of the mine affected by the condition until the alleged hazards are corrected. When MSHA issues a citation or order, it generally proposes a civil penalty, or fine, as a result of the alleged violation, that the operator is ordered to pay. Citations and orders can be contested and appealed, and as part of that process, are often reduced in severity and amount, and are sometimes dismissed. The following table reflects citations and orders issued to us by MSHA during the nine months ended September 30, 2011 and pending legal actions before the Federal Mine Safety and Health Review Commission (the “Commission”) as of September 30, 2011. The proposed assessments for the nine months ended September 30, 2011 were taken from the MSHA data retrieval system as of September 30, 2011.

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

Mine[1]	Section 104 Citations	Sections 104(b) Orders	Section 104(d) Citations and Orders	Section 110(b)(2) Violations	Section 107(a) Orders	Proposed MSHA Assessments (US$)[2]	Mining Related Fatalities	Pending Legal Actions
Hycroft	43	—	—	—	—	$10,300	—	—

Pattern or Potential Pattern of Violations

During the nine months ended September 30, 2011, Hycroft did not receive written notice from MSHA of (a) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health or safety hazards under section 104(e) of the Mine Act or (b) the potential to have such a pattern.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description of Document

3.1	First Amended and Restated Certificate of Incorporation of Allied Nevada Gold Corp.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials are filed herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

[1]

The table above reflects citations and orders issued to us by MSHA during the nine months ended September 30, 2011, and the pending legal actions before the Commission as of September 30, 2011. The definition of “mine” under section 3 of the Mine Act includes the mine, as well as other items used in, or to be used in, or resulting from, the work of extracting minerals, such as land, structures, facilities, equipment, machines, tools, and minerals preparation facilities.

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