Form 10-K
period 2011-12-31
Allied Nevada Gold Corp.
filed 2012-02-27
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting Common Stock held by non-affiliates as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,970,758,062 based on the last reported sale price of the Common Stock on the NYSE Amex LLC on that date.

Number of shares outstanding of the registrant’s Common Stock as of February 23, 2012: 89,650,988

Documents Incorporated by Reference

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the 2012 Annual Meeting of Stockholders are hereby incorporated by reference into this report. See Part III.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by SEC, all as may be amended from time to time. All statements, other than statements of historical fact, included herein or incorporated by reference, that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements, including but not limited to such things as:

•	our future business strategy, plans and goals;

•	our estimated future capital expenditures, construction, and other cash needs and expectations as to the funding or timing thereof;

•	our expansion expectations, including with respect to the Hycroft Mine and Hasbrouck property;

•	our expectations regarding the growth of our business, our estimates of reserves and other mineralized material;

•	the economic potential of the sulfide mineralization and milling project at the Hycroft property;

•	the preliminary economic assessment at the Hasbrouck property;

•	the anticipated results of the exploration drilling programs at our properties;

•	future gold and silver prices;

•	our production estimates;

•	our expectations regarding gold and silver recovery;

•	our estimated future sales and cost of sales;

•	our anticipated cash flows and cash operating costs; and

•	statements regarding the availability, terms and costs related to future borrowing, debt repayment, and equity funding.

These statements can be found under Part I—Item 1. Business, Part I—Item 1A. Risk Factors, Part I—Item 2. Properties, Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere throughout this Annual Report on Form 10-K. The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “project”, “target”, “budget”, “may”, “will”, “would”, “could”, “seeks”, or “scheduled to”, or other similar words, or negatives of these terms or other variations of these terms or comparable language or by discussion of strategy or intentions identify forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefit of the “safe harbor” provisions of such laws. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	volatile market prices of gold and silver;

•	risks related to the heap leaching process at the Hycroft Mine, including but not limited to gold recovery rates, gold extraction rates, and the grades of ore placed on our leach pads;

•	uncertainties concerning estimates of mineral reserves, mineralized materials, and grading;

•	cost of compliance with current and future government regulations, including those related to environmental protection, mining, health and safety, corporate governance and public disclosure;

•	uncertainties relating to obtaining or retaining approvals and permits from governmental regulatory authorities;

•	our ability to achieve our estimated production rates and stay within our estimated operating costs;

•	the commercial success of our exploration and development activities;

•	an increase in the cost or timing of new projects;

•	our current intention not to use forward sale arrangements;

•	the inherently hazardous nature of mining activities, including operational, geotechnical and environmental risks;

•	our ability to raise additional capital on favorable terms or at all;

•	intense competition within the mining industry;

i

•	uncertainties related to our ability to find and acquire new mineral properties;

•

potential operational and financial effects of current and proposed federal and state regulations related to environmental protection and mining, and the exposure to potential liability created by such regulations;

•	availability of equipment or supplies;

•	our ability to attract and retain personnel;

•	our ability to manage our growth;

•	potential challenges to title in our mineral properties;

•	risks associated with the expansion of our operations, including those associated with any future acquisitions or joint ventures;

•	risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval;

•	potential conflicts of interests that may arise through some of our directors’ involvement with other natural resources companies;

•	the market price and future sales of our common stock; and

•	our decision not to pay dividends.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements, please see the risk factors discussed in Part I—Item 1A. Risk Factors of this Form 10-K and in other filings with the SEC. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that our forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. The forward looking statements contained herein are made only as of the date hereof, and we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Cautionary Note Regarding Mineralized Material

Allied Nevada has reported reserve and mineralized material estimates in accordance with SEC Industry Guide 7. In accordance with SEC Industry Guide 7, resources have been reported as “mineralized material”. Canadian investors are cautioned that estimates of mineralized materials may differ from mineral resource estimates prepared in accordance with the standards of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). Canadian investors should review the mineral resource estimates prepared in accordance with NI 43-101 contained in the mineral proven and probable ore reserves table.

ii

PART I

Item 1.	Business

Allied Nevada Gold Corp. is a U.S. based gold producer focused on mining, development, and exploration properties in the state of Nevada. In this report, “Allied Nevada”, the “Company”, “our” and “we” refer to Allied Nevada Gold Corp. and its subsidiaries. The Company’s operating mine, the Hycroft Mine, is a past producing open-pit gold and silver heap leach operation located 50 miles west of Winnemucca, Nevada. Allied Nevada restarted the mine operations in 2008 and is expanding its oxide and sulfide mineralization processing capabilities to provide staged increases of production through 2015, which are intended to increase annual production to over 600,000 ounces of gold and approximately 26 million ounces of silver beginning 2016.

The Hycroft Mine, which resides on an aggregate land position of approximately 96 square miles, is currently an open pit, run-of-mine and crushed ore heap leach gold mine that also produces silver as a byproduct of the gold recovery process. The Hycroft Mine hosts a Proven and Probable mineral reserve of 12.7 million ounces of gold and 481.9 million ounces of silver. Mining is currently carried out by open pit methods with a typical drill, blast, load, and haul cycle from two pits: the Brimstone and Cut-5 pits. Currently, the majority of the ore-grade material placed on the leach pad is run-of-mine with a small percentage being selectively crushed based on ore type and grade. The Company is currently implementing a two-stage expansion project that is intended to produce a six-fold growth in gold production at the mine by 2016. The first stage of the expansion began in 2010 and involves increasing the mining and heap leaching rate of oxide and transitional material utilizing larger capacity mining equipment and expanding the processing facilities. The mining equipment required for both stages of the expansion project has been arriving at site since late 2010 and will continue to be delivered through 2014. In 2013, a gyratory crushing facility is scheduled to be constructed to improve recovery of gold and silver from ore. The second stage of the expansion involves constructing a mill and flotation plant to further improve metal recoveries from oxide and transitional ores and allow for processing of sulfide ore. The milling operation is expected to be operational in 2015.

In addition to the Hycroft Mine, Allied Nevada owns 100% of the Hasbrouck, Three Hills, Mountain View, Wildcat projects, and the Pony Creek/Elliot Dome project. Allied Nevada also has a joint venture on the Maverick Springs Project, and the exploration rights to approximately 100 Other Exploration Properties. The Company began an aggressive exploration campaign on Hasbrouck in 2011 to follow-up on encouraging results received through 2010 drilling. The Company successfully completed the 2011 drilling program with the discovery of a number of high-grade zones and intends to complete an initial economic evaluation in the first quarter of 2012. During 2012, the Company will continue to advance the project towards the identification of mineral reserves.

For more information related to each of these properties, see “Part I—Item 2. Properties”. All of these properties are located in the state of Nevada. Allied Nevada’s corporate headquarters is located at 9790 Gateway Drive, Suite 200, Reno, Nevada 89521.

Segment Information

Our operating segments are the Hycroft Mine, Exploration, and Corporate and Other. The Hycroft Mine operating segment contains the exploration and operational activities at our wholly-owned Hycroft Mine located in Nevada. The Exploration operating segment contains the exploration and development activities on the Company’s Advanced Exploration Properties and Other Exploration Properties. The Corporate and Other operating segment primarily contains the corporate overhead functions of the Company. Please see Note 18 to the Notes to the Consolidated Financial Statements for information related to our business segments.

Principal Products

Allied Nevada sold 88,191 ounces of gold and 372,000 ounces of silver during 2011. We generally sell our gold at the prevailing market price during the month in which the gold is delivered to the customer. We recognize revenue from a sale when the price is determinable, the gold has been delivered, the title has been transferred to the customer and collection of the sales price is reasonably assured.

For 2011, 2010, and 2009, 91%, 96% and 98%, respectively, of our total revenues were attributable to gold. Most of our revenue arises from the sale of refined gold in the international market. The end product at our gold operations, however, is generally doré bars. Doré is an alloy consisting of gold, silver and other metals. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% pure gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver are credited to our account or delivered to our buyers.

During 2011, our gold revenues were more than 10.7 times our silver revenues. As such, we consider gold to be a principal product and silver to be a byproduct of the gold recovery process. Our future expansion plans will increase the proportion of our total revenues from silver revenue. We will continue to monitor total revenues to determine the point at which silver is then characterized as a co-product of our Hycroft Mine.

Gold Uses. Gold has two main categories of use: fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.

Gold Supply. The supply of gold consists of a combination of current production from mining and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations and private individuals. Based on public information, total annual world gold supply in 2011 decreased 4% year-over-year to approximately 4,000 tonnes of gold (128.6 million ounces). For the years 2011 and 2010, global mine production has, on average, represented approximately 65% of the total annual gold supply. Although mine supply has increased year-over-year, the total supply of gold decreased due to lower recycling activity and lower central bank purchases. Gold demand in 2011 was driven by investment (39% of total demand), technology (12% of total demand) and jewelry (49% of total demand). Notable changes in demand include increases in investment and jewelry demand from China offset by decreases in India.

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

	Gold Price (USD) per Ounce on the London Bullion Market
Year	High	Low	Average
2002	349	278	310
2003	416	320	363
2004	454	375	410
2005	536	411	444
2006	725	525	604
2007	841	608	695
2008	1,011	713	872
2009	1,213	810	972
2010	1,421	1,058	1,225
2011	1,895	1,319	1,572

Source: London Metal Exchange

On February 23, 2012, the afternoon fixing price for gold on the London Bullion Market was $1,777 per ounce.

Business Strategy

Our business plan was developed with the overriding goal of maximizing shareholder value through the operation of the Hycroft Mine, the exploration and development of our mineral properties, and through strategic partnerships. To achieve this goal, our business plan focuses on three strategic areas:

•	Hycroft Mine;

•	Mine Operations;

•	Hycroft Expansion Project;

•	Hycroft Exploration and Mine Development Drilling Program;

•	Advanced Exploration Properties; and

•	Mergers and Acquisitions.

Hycroft Mine

Mine Operations

The Hycroft Mine is located 50 miles west of Winnemucca, Nevada along the border of Humboldt and Pershing Counties, and covers approximately 96 square miles of mineral rights. The mine can be accessed by various routes year-round. However, primary access is by an all-weather, maintained gravel road from the town of Winnemucca.

Our operating objective at the Hycroft Mine is to mine the deposit in a profitable, safe, and environmentally responsible manner. To attain this goal, we have focused on recruiting and retaining experienced executives, managers, and employees. Our team has extensive experience in managing and operating mines utilizing the specific mining and processing methods used by the Company. We believe this team has identified the appropriate technologies and developed the appropriate production management, health and safety programs and environmental management, monitoring, and protection programs.

2011 Operations

In 2011, the mine moved 34.0 million tons of material, including 16.6 million tons of ore that was placed on the leach pad at average grades of 0.013 ounces per ton (“opt”) gold and 0.34 opt silver, placing 212,700 contained ounces of gold (116,900 ounces of recoverable gold) and 5,819,900 contained ounces of silver (580,900 ounces of recoverable silver).

The mine completed a 3.2 million square foot expansion of its Brimstone leach pad in 2011. Work began on the 3.0 million square foot capacity Lewis leach pad, located directly adjacent to the Brimstone pad, which is currently expected to be completed in the first quarter of 2012. Additional pumps were installed increasing solution flow to the leach pads and the solution processing capacity of the Merrill Crowe plant was increased from 3,500 gallons per minute (“gpm”) to 5,000 gpm.

Hycroft Expansion Project

The Company is currently expanding Hycroft operations to include increasing the mining rate, improving the metal recovery potential with crushing and ultimately milling processes and adding the potential to process sulfide material. The Hycroft expansion project (“expansion project”) is the combination of the following three related projects which have been previously announced:

•

The Company began implementing an accelerated heap leach mine plan in mid-2010 with a goal of increasing the mining rate utilizing a larger capacity mining fleet and upgrading existing oxide processing facilities.

•	In 2011, the Company decided to accelerate construction of a large gyratory crushing unit to be utilized in the heap leach operation.

•

In 2011, the Company completed a positive feasibility study on the Hycroft mill expansion option. Under this project, a milling process would supplement the heap leach operations. The mill will process the higher grade fractions of the oxide mineralization and all of the transitional and sulfide mineralization. The Board has approved the capital expenditures to complete detailed engineering to construct the mill and the ordering of long-lead time items critical to the proposed construction timelines. Upon completion of the detailed engineering, the Board expects to approve the construction of the mill.

The current expansion project from this point forward is best described in the following four related activities:

1.	Mine Expansion. The current expansion project requires the Company to increase its mining rate from the 34 million tons of material mined in 2011 to 125 million tons of material by the end of 2014 and ultimately to more than 200 million tons of material once the mill is constructed. This expansion stage involves purchasing larger capacity haul trucks, shovels and production drills along with ancillary mining equipment. By the end of 2011, a significant portion of the larger mobile mining fleet was in operation including two smaller and two larger capacity hydraulic shovels, seven 320-ton haul trucks and additional support equipment.

2.	Leach Pad Expansion. While the mill is being built, the increased oxide mineralization mined will be processed on leachpads. To accommodate the oxide ore being milled, the existing leach pad system needs to be expanded. The addition of the gyratory crusher is intended to benefit the ultimate recovery of gold from the leach pads. In 2011, the Merrill Crowe plant was expanded to increase the solution processing capacity from 3,500 gallons per minute to 5,000 gallons per minute. The Brimstone leach pad expansion was completed increasing the pad size to 9.1 million square feet. In addition, preparation of the Lewis leach pad, located directly adjacent to the Brimstone pad, began and is expected to add 3.0 million square feet of leach pad space in early 2012. To date, the primary, secondary and tertiary units have been ordered including a gyratory crusher, cone crushers and screens. It is anticipated that the gyratory crushing plant will become operational mid-2013. The effect of this implementation is intended to increase annual gold production to approximately 300,000 ounces by the end of 2013.

3.	Mill Construction. Based on the completed feasibility study, the economics of the project could be increased by constructing a mill to process the higher grade oxide mineralization along with the transitional and sulfide mineralization. The Company is currently completing the detailed engineering and has begun ordering long lead time items critical to the construction schedule. To date, the major long lead components of the grinding circuit (semi-autogenous grinding mills and ball mills) have been ordered and are on schedule to arrive as per the construction timeline.

4.	Infrastructure. The future expansion plans require the Company to upgrade the infrastructure at the Hycroft Mine. Major infrastructure items include the upgrade of the power transmission and distribution system to handle the milling demands and the construction of a rail siding.

The initial capital cost estimate for the expansion project is expected to be $1.2 billion. As of February 24, 2012, Allied Nevada had spent or committed $354.9 million, which is 2% below the feasibility estimate for this equipment and represents approximately 30% of the total capital expenditures estimate. All equipment pricing is firm and includes freight and taxes. In the case of the mining equipment, the pricing also includes on-site assembly and commissioning.

Hycroft Exploration and Mine Development Drilling Program

In 2011, Allied Nevada successfully completed its drill campaign (287 holes totaling 267,977 feet) with a focus on metallurgical and geotechnical samples at Central, Brimstone, and Vortex, geotechnical drilling on the October 2011 reserve pit, step out drilling at

Central and Brimstone, and condemnation work at the proposed West and South Dump and South Leach pad areas. 2012 exploration drilling is intended to provide additional metallurgical and geotechnical samples, step out, and condemnation drilling at the proposed North Dump.

The proposed expansion of the Hycroft Mine necessary to exploit any additional reserves that may be established through our Hycroft exploration drilling program that are not located within our current mine plan will require us to obtain all permits, approvals and consents of regulatory agencies responsible for the use and development of mines in Nevada.

For further discussions concerning these programs, see “Part I—Item 2. Properties—Operating Properties—Hycroft Mine—Hycroft Mine Exploration”.

Advanced Exploration Properties

Our Advanced Exploration Properties portfolio consists of the following six advanced properties:

•	Hasbrouck;

•	Mountain View;

•	Maverick Springs (a 45% joint venture interest with Silver Standard Resources Inc. (“Silver Standard” or “SSRI”));

•	Three Hills;

•	Wildcat; and

•	Pony Creek/ Elliot Dome.

The Company commenced drilling activities on Hasbrouck in 2010, and continued drilling until December of 2011, in order to further identify and delineate the gold mineralization previously identified at the property. The Company intends to publish an updated estimate of mineralized material and an initial economic evaluation in 2012 for Hasbrouck.

Exploration activities at Hasbrouck Mountain in 2011 included drilling 29,454 feet in forty-three diamond drill core holes (“core holes” or “core drilling”), and 63,925 feet in seventy-two reverse circulation rotary holes for a total of 93,379 feet. An additional 19 reverse circulation rotary holes totaling 31,940 feet were drilled south of the Hasbrouck Mountain within the larger Hasbrouck claim block. In 2011, 456 additional claims were located and acquired.

The Company is developing exploration programs at other Advanced Exploration Properties for 2012 with the goal of confirming or establishing mineralization at these properties.

For further discussions concerning our exploration properties, please see information concerning each property under “Part I—Item 2. Properties”.

Other Exploration Properties

The Company has approximately 100 Other Exploration Properties in the state of Nevada including numerous patented claims throughout the state. The Company intends to pursue strategic options for these exploration properties that could include development through exploration programs, joint ventures, royalty agreements, or the sale or release of the properties.

During 2011, the Company completed 7 drill holes, totaling approximately 7,800 feet, at the Illipah Project.

Mergers and Acquisitions

We routinely review merger and acquisition opportunities. Our primary focus will be on those opportunities involving precious metal production or near-term production with a secondary focus on other resource-based opportunities. Potential acquisition targets could include private and public companies or individual properties. Although our preference would be for acquisition candidates located in the United States, Allied Nevada may consider from time to time opportunities located in other countries where the geopolitical risk is acceptably low.

Financial Information Included in This Document

This Annual Report on Form 10-K (“Form 10-K”) includes financial and other information for the years ended December 31, 2007-2011. Prior to May 10, 2007, we were still a wholly-owned subsidiary of Vista Gold Corp. (“Vista”). Consistent with our past filings, the financial statements, related discussion and analysis and other financial information in this report were prepared as it related to the subsidiaries of Vista that held Nevada-based mining properties and related assets that were transferred to Allied Nevada as part of the Arrangement Agreement. In our filings prior to the completion of the Arrangement Agreement, we referred to these subsidiaries as “Vista Gold Corp.—Nevada exploration properties” or “Vista Nevada”. Our financial statements do not include any historical financial information on the property interests acquired by Allied Nevada from the Pescios. Accordingly, the financial statements for periods prior to the completion of the Arrangement Agreement as presented in this Form 10-K are those of Vista Nevada, as so termed, and are not indicative of results of operations of Allied Nevada as it is now constituted.

For further information concerning financial information included in this document, please see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Consolidated Financial Statements—Note 1.

Employees

Allied Nevada currently has 291 employees, of which 265 are employed at the Hycroft Mine. To the extent necessary, Allied Nevada uses consultants with specific skills to assist with various aspects of its project evaluation drill program management, expansion and feasibility studies, due diligence, acquisition initiatives, corporate governance and property management.

Competition

Allied Nevada competes with other mining companies in connection with the acquisition of gold properties. There is competition for the limited number of gold acquisition opportunities, some of which are with companies having substantially greater financial resources than Allied Nevada. As a result, Allied Nevada may have difficulty acquiring attractive gold projects at reasonable prices.

Allied Nevada also competes with other mining companies for skilled employees and from time-to-time certain production inputs have been in short supply. Shortages of production supplies rarely lead to operational issues, but would require us to either substitute with lower quality supplies or to ship these supplies from longer distances. These substitutions and changes would therefore result in minor production inefficiencies and/or additional costs. To date, we have not experienced any material shortages in production inputs of this nature.

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

Available Information

You may read and copy any materials Allied Nevada files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Copies of such materials also can be obtained free of charge at the SEC’s website, www.sec.gov, or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Allied Nevada also maintains an internet web site at www.alliednevada.com. Allied Nevada makes available, free of charge, through the Investor Information section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and all amendments to those reports, as soon as reasonably practical after such material is electronically filed or furnished with the Securities and Exchange Commission. Allied Nevada’s Corporate Governance Guidelines, the charters of key committees of its Board of Directors and its Code of Ethics are also available on the web site.

Government Regulation of Mining-Related Activities

Property Interests and Mining Claims

Our exploration activities are conducted in the State of Nevada. Mineral interests may be owned in Nevada by (a) the United States, (b) the state itself, or (c) private parties. Where prospective mineral properties are owned by private parties, or by the state, some type of property acquisition agreement is necessary in order for Allied Nevada to explore or develop such property. Generally, these agreements take the form of long-term mineral leases under which we acquire the right to explore and develop the property in exchange for periodic cash payments during the exploration and development phase and a royalty, usually expressed as a percentage of gross production or net profits derived from the leased properties if and when mines on the properties are brought into production. Other forms of acquisition agreements are options to purchase and joint venture agreements. Where prospective mineral properties are held by the United States, mineral rights may be acquired through the location of unpatented mineral claims upon unappropriated federal land. If the statutory requirements for the location of a mining claim are met, the locator obtains a valid possessory right, subject to the paramount title of the United States, to develop and produce minerals from the claim conditioned upon applicable environmental reviews and permitting programs. Federal unpatented mining claims must be maintained through filing notices of intent to maintain the claims with the county and the completion of annual assessment work or, since 1993, payment of federal maintenance fees. The right can be transferred as prescribed under law and, provided that the locator is able to prove the discovery of valuable, locatable minerals on the claims and to meet all other applicable federal and state requirements and procedures pertaining to the location and maintenance of federal unpatented mining claims, the claim locator would have the right to prosecute a patent application to secure fee title to the claim from the federal government. The right to pursue a patent, however, has been subject to a moratorium since October 1993, through federal legislation restricting the U.S. Bureau of Land Management (BLM) from accepting any new mineral patent applications. Additionally, proposed federal legislation has been introduced to amend the federal mining law pursuant to which, if adopted, would, among other changes, remove the right to obtain a patent and replace the claim location process with a leasing program.

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

Allied Nevada’s principal reclamation liability is at the Hycroft Mine. At December 31, 2011, we have posted reclamation bonds totaling $20.8 million. These reclamation bonds are supported by an insurance-backed financial assurance program and a surety bond. Please see Note 7-Restricted Cash to the Notes to the consolidated financial statements for more information.

In January, 2012, the reclamation surety for the Hycroft Mine was increased to a total of $23.3 million. This increase covers the regulatory requirement to update the cost estimate to account for changes in current labor and equipment rates and closure assumptions.

Government Regulation

Mining operations and exploration activities are subject to various federal, state and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our mining exploration and other programs. We believe that Allied Nevada is in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in Nevada and the United States. We are not aware of any current orders or directions relating to Allied Nevada with respect to the foregoing laws and regulations.

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

Changes to current state or federal laws and regulations in Nevada, where we operate currently, or in jurisdictions where we may operate in the future, could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could adversely impact the profitability levels of our projects.

Our past and future activities in the United States may cause us to be subject to liability under various federal laws, including the following federal and state acts described below. These are intended as a brief overview of certain material laws and regulations we are subject to and described herein and is not intended to be a comprehensive treatment of the subject matter.

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

Nevada State Laws

At the state level, mining operations in Nevada are also regulated by the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection. Nevada state law requires the Hycroft Mine to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, we are required to hold Nevada Reclamation Permits. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. We have set up a provision for our reclamation bond at the Hycroft Mine. If we are required to carry out unanticipated reclamation work in the future, our financial position could be adversely affected or our posted bonds may be insufficient.

Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have an impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

During 2009, 2010, and 2011, there were no material environmental incidents or non-compliance with any applicable environmental regulations on the properties now held by Allied Nevada. Allied Nevada did not incur material capital expenditures for environmental control facilities during 2009, 2010, or 2011 and does not expect to incur any such expenditures in 2012.

Mine Safety and Health Administration Regulations

Allied Nevada considers health, safety and environmental stewardship to be a core value for the Company and received a “Sentinels of Safety” award for the 2008 year. Allied Nevada has a mandatory mine safety and health program including employee and contractor training, risk management, workplace inspection, emergency response, accident investigation and program auditing. The Company considers this program to be essential at all levels to ensure that employees and the Company conduct themselves in an environment of exemplary health, safety and environmental governance.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which became effective in July 2010, requires certain disclosures by companies required to file periodic reports under the Exchange Act. The Company has provided disclosure as required by the Act in Part I—Item 4B of this Form 10-K. A list of the citations/orders and proposed assessments for the Hycroft Mine for the year ended December 31, 2011 were taken from the MSHA data retrieval system, which can be found at http://www.msha.gov/drs/drshome.htm.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this Form 10-K before deciding to invest or to continue holding your investment in our common stock. The risks described below are not the only ones facing us or otherwise associated with an investment in our common stock. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our business. We have attempted to identify the major factors that could cause differences between actual and planned or expected results. If any of the following risks actually happen, our business, financial condition and operating results could be materially adversely affected. In this case, the trading price of our common stock could decline, and you could lose part or all of your investment. See “Note Regarding Forward-Looking Statements” above.

The market prices of gold and silver are volatile. Low gold and silver prices could result in decreased revenues, decreased net income or losses and decreased cash flows, and may negatively affect our business.

Gold and silver are commodities. Their prices fluctuate and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The prices of gold and silver on the London Bullion Market on December 31, 2011 were $1,531.00 per ounce for gold and $28.18 per ounce for silver. The prices of gold and silver may decline in the future. A substantial or extended decline in gold or silver price would adversely impact our revenues, net income and cash flows, particularly in light of our strategy of not engaging in hedging transactions with respect to gold. In addition, sustained lower gold or silver prices can:

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

The estimation of the ultimate recovery of gold and silver from the Hycroft Mine, although based on standard industry sampling and estimating methods is subjective. Actual recoveries can be expected to vary from estimations.

The Hycroft Mine utilizes the heap leach process to extract gold and silver from ore. The heap leach process extracts gold and silver by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained gold and silver, which are then recovered in metallurgical processes. We use several integrated steps in the process of extracting gold and silver to estimate the metal content of ore placed on the leach pad. Although we refine our estimates as appropriate at each step in the process, the final amounts are not determined until a third-party smelter converts the doré and determines final ounces of gold and silver available for sale. We then review this end result and reconcile it to the estimates we developed and used throughout the production process. Based on this review, we adjust our estimation procedures when appropriate. Due to the complexity of the estimation process and the number of steps involved, among other things, actual recoveries can vary from estimates, and the amount of the variation could be significant and could have a material adverse impact on our financial condition and results of operations.

Each of these factors also applies to any future development of properties not yet in production. In the case of mines that we may develop in the future, we will not have the benefit of actual experience in our estimates with respect to those mines, and there is a greater likelihood that actual results will vary from the estimates.

Reserve and mineralized material calculations are estimates only, and are subject to uncertainty due to factors including metal prices, inherent variability of the ore and recoverability of metal in the mining process.

The calculation of mineral reserves, mineralized material and grading are estimates and depend upon geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable. There is a degree of uncertainty attributable to the calculation of reserves, resources and corresponding grades. Until reserves and mineralized materials are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and mineralized materials and ore may vary depending on metal prices. Any material change in the quantity of reserves, mineralized materials, mineralization, grade or stripping ratio may affect the economic viability of our properties. In addition, there can be no assurance that gold recoveries or other metal recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

Our gold and silver production may decline, reducing our revenues and negatively impacting our business.

Our future gold and silver production may decline as a result of an exhaustion of reserves and possible closure of mines. It is our business strategy to conduct gold and silver exploratory activities at the Hycroft Mine and the Hasbrouck property and to consider the acquisition of gold and silver mining properties and businesses or reserves that possess minable ore reserves and are expected to become operational in the near future. We can provide no assurance that our gold and silver production in the future will not decline. Accordingly, our revenues from the sale of gold and silver may decline, negatively affecting our results of operations.

Our ability to find and acquire new mineral properties and our prospects for the future growth of our business are uncertain.

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

From time to time, we may examine opportunities to make selective acquisitions in order to expand our operations and reported reserves. The success of any acquisition would depend on a number of factors, including, but not limited to:

•	identifying suitable candidates for acquisition and negotiating acceptable terms for any such acquisition;

•	obtaining approval from regulatory authorities and potentially the Company’s stockholders;

•	maintaining our financial and strategic focus and avoiding distraction of management during the process of integrating the acquired business; and

•	implementing our standards, controls, procedures and policies at the acquired business.

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

Our operations are subject to extensive federal and state legislation governing matters such as mine safety, occupational health, labor standards, prospecting, exploration, production, exports, toxic substances, explosives, management of natural resources, price controls, land use, water use, air emissions, waste disposal, environmental review and taxes. Compliance with this and other legislation could require us to make significant financial outlays. The enactment of new legislation or more stringent enforcement of current legislation may increase costs, which could have a negative effect on our financial position, results of operations, and liquidity. We cannot make assurances that we will be able to adapt to these regulatory developments on a timely or cost-effective basis. Violations of these laws, regulations and other regulatory requirements could lead to substantial fines, penalties or other sanctions, including possible shut-downs of the Hycroft Mine or future operations, as applicable.

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

We prepare estimates of future production and operating costs for our operations. We develop our estimates based on, among other things, mining experience, reserve and mineralized material estimates, assumptions regarding ground conditions and physical characteristics of ores (such as hardness and presence or absence of certain metallurgical characteristics) and estimated rates and costs of mining and processing. All of our estimates are subject to numerous uncertainties, many of which are beyond our control. Our actual production may be lower than our production estimates and our actual operating costs may be higher than our operating cost estimates.

We cannot be certain that our future exploration and development activities will be commercially successful.

Substantial expenditures are required to further explore our Hycroft and Hasbrouck properties, to establish reserves and mineralized materials through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties or the expansion of our existing projects, to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot provide assurance that any reserves or mineralized materials discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis. A number of factors, including costs, actual mineralization, consistency and reliability of ore grades and commodity prices, affect successful project development. The reactivation and efficient operation of processing facilities, the existence of competent operational management, as well as the availability and reliability of appropriately skilled and experienced consultants also can affect successful project development. There can be no assurance that our exploration and development programs, including the advancement of the Hycroft oxide operation, the feasibility study for the Hycroft milling project and the preliminary economic assessment of Hasbrouck, will result in economically viable mining operations or yield new mineral reserves or mineralized materials.

Cost estimates and timing of new projects are uncertain.

The capital expenditures and time required to develop and explore our properties, including the Hycroft and Hasbrouck properties, are considerable and changes in costs, construction schedules or both, can affect project economics and expected profitability. There are a number of factors that can affect costs and construction schedules, including, among others:

•	availability of labor, power, transportation, equipment, and infrastructure;

•	changes in input commodity prices and labor costs;

•	fluctuations in currency exchange rates;

•	availability and terms of financing;

•	changes in anticipated tonnage, grade and metallurgical characteristics of the ore to be mined and processed;

•	recovery rates of gold and other metals from the ore;

•	difficulty of estimating construction costs over a period of years;

•	delays in completing any environmental review or in obtaining environmental or other government permits;

•	weather and severe climate impacts; and

•	potential delays related to social and community issues.

The positive feasibility study on the Hycroft mill expansion project announced by us in October 2011 primarily relates to the economic potential of the sulfide mineralization at the Hycroft property and is not part of, and should be distinguished from, the current oxide heap leach mining operation.

We do not currently use forward sale or other hedging arrangements to protect against low commodity prices and, as a result, our operating results are exposed to the impact of any significant drop in commodity prices.

We do not currently enter into forward sales or other hedging arrangements to reduce the risk of exposure to volatility in commodity prices. Accordingly, our future operations are exposed to the impact of any significant decrease in commodity prices. If such prices decrease significantly, we will realize reduced revenues. While it is not our current intention to enter into forward sales or other hedging arrangements, we are not restricted from entering into such arrangements at a future date.

Mining development, exploration, and processing operations pose risks and costs that may negatively impact our business.

Mining development, exploration, and processing operations involve many hazards and uncertainties, including, among others:

•	unusual and unexpected rock formations or water conditions;

•	seismic activity;

•	ground or slope failures or underground cave-ins;

•	industrial accidents;

•	fires;

•	flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of nature;

•	organized labor disputes or work slow-downs;

•	mechanical equipment failure and facility performance problems; and

•	the availability of critical materials, equipment and skilled labor.

These occurrences could result in damage to, or destruction of, our properties or production facilities, personal injury or death, environmental damage, delays in mining or processing, increased production costs, asset write downs, monetary losses and legal liability, which could have an adverse effect on our results of operations and financial condition.

Our insurance may not cover all of the risks associated with our business.

Mining, development, exploration and processing operations involve risks which could interrupt or impair our ability to operate as planned, including:

•	environmental contamination;

•	metallurgical and other processing problems;

•	organized labor disputes or work slow-downs;

•	mechanical equipment failure and facility performance problems; and

•	availability of critical materials, equipment and skilled labor.

We cannot be certain that our insurance will cover all of the risks associated with mining and processing or that we will be able to maintain insurance to cover these risks at economically feasible premiums, which may increase our costs and decrease our profitability. We could also become subject to liability for hazards against which we cannot insure or against which we may elect not to insure because of high premium costs or commercial impracticality. Such events could result in a prolonged interruption in operations that would have a negative effect on our ability to generate revenues, profits and cash flow. Losses from such events may increase costs and decrease profitability.

We may be adversely affected by challenges relating to slope stability.

Our open-pit mines get deeper as we mine them, presenting certain geotechnical challenges including the possibility of slope failure. If we are required to decrease pit slope angles or provide additional road access to prevent such a failure, our stated reserves could be negatively affected. Further, hydrological conditions relating to pit slopes, renewal of material displaced by slope failures and increased stripping requirements could also negatively affect our stated reserves. We have taken actions in order to maintain slope stability, but we cannot provide any assurances that we will not have to take additional action in the future or that our actions taken to date will be sufficient. Unexpected failure or additional requirements to prevent slope failure may negatively affect our results of operations and financial condition, as well as have the effect of diminishing our stated ore reserves.

We face intense competition in the mining industry.

The mining industry is intensely competitive. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable, which may adversely impact our growth and development. This, in turn, may adversely affect our financial condition and results of operations. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully attract and retain qualified employees, our exploration and development programs may be slowed down or suspended.

We may be unable to raise additional capital on favorable terms or at all.

The exploration and development of our properties, including the advancement of the Hycroft milling project and the development of the Hasbrouck project, as well as any acquisitions we may make, will require significant capital investment. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration activity, development or production on any of our properties or consummation of any acquisitions. There can be no assurance that additional financing will be available at all or on terms we consider acceptable.

Environmental regulations could require us to make significant expenditures or expose us to potential liability.

To the extent we may become subject to environmental liabilities, the payment of such liabilities or the costs that we may incur to remedy environmental pollution would reduce funds otherwise available to us and could have a material adverse effect on our financial condition, results of operations, and liquidity. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The environmental standards that may ultimately be imposed at a mine site impact the cost of remediation and may exceed the financial accruals that have been made for such remediation. The potential exposure may be significant and could have a material adverse effect on our financial condition and results of operations.

Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of our past and current operations, which could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions. Substantial costs and liabilities, including for restoring the environment after the closure of mines, are inherent in our operations. Although we believe that we are in substantial compliance with applicable laws and regulations, we cannot provide any assurance that any such law, regulation, enforcement or private claim will not have a negative effect on our business, financial condition or results of operations.

Our exploration and development operations are subject to extensive environmental regulations, which could result in the incurrence of additional costs and operational delays.

All phases of our operations are subject to extensive federal and state environmental regulation, including:

•	Comprehensive Environmental, Response, Compensation, and Liability Act (CERCLA);

•	The Federal Resource Conservation and Recovery Act (RCRA);

•	The Clean Air Act (CAA);

•	The National Environmental Policy Act (NEPA);

•	The Clean Water Act (CWA); and

•	The Safe Drinking Water Act (SDWA).

These environmental regulations require us to obtain various operating approvals and licenses and also impose standards and controls relating to exploration, development and production activities. Compliance with federal and state regulations could result in delays in beginning or expanding operations, incurring additional costs for cleanup of hazardous substances, payment of penalties for discharge of pollutants, and post-mining reclamation and bonding, all of which could have an adverse impact on our financial performance and results of operations.

Changes in environmental regulations could adversely affect our cost of operations or result in operational delays.

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

Legislation has been proposed that could, if enacted, significantly affect the cost of our operations on our unpatented mining claims.

Members of the U.S. Congress have repeatedly introduced bills which would supplant or alter the provisions of the Mining Law of 1872. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Such proposed legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims. A majority of our mining claims are on unpatented claims. Although we cannot predict what legislated royalties might be, the enactment of these proposed bills could adversely affect the potential for development of our unpatented mining claims and the economics of our existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our financial performance.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such regulations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation.

Climate change could have an adverse impact on our cost of operations.

The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These changes in climate could have an impact on the cost of production at our mines and adversely affect the financial performance of our operations.

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

Future sales of substantial amounts of our common stock or equity-related securities in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. As of February 23, 2012, 89,650,988 shares of our common stock were outstanding. We cannot predict the effect, if any, that future sales of our common stock, or the perception that such sales could occur, will have on the trading price of our common stock.

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

We are subject to changing rules and regulations promulgated by a number of US and Canadian governmental and self-regulated organizations, including the US Securities and Exchange Commission, the Canadian Securities Administrators, the NYSE Amex, the Toronto Stock Exchange, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, on July 21, 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Joint ventures and other partnerships may expose us to risks.

In the future, we may enter into joint ventures or other partnership arrangements with other parties in relation to the exploration, development and production of certain of the properties in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constituting documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture or partnership. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of the common shares.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We classify our mineral properties into three categories: “Operating Properties”, “Advanced Exploration Properties”, and “Other Exploration Properties”. Operating Properties are properties on which the Company operates a producing mine. The Hycroft Mine, as described below, is our Operating Property. Advanced Exploration Properties are properties where we retain a significant controlling interest or joint venture and there has been sufficient drilling and analysis completed to identify and report reserves or other mineralized material. Other Exploration Properties are those for which insufficient drilling and geologic investigations have been completed to define mineralized materials. Please see below for information about our Operating Properties, Advanced Exploration Properties, and Other Exploration Properties.

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

Operating Properties

Hycroft Mine

We currently have one Operating Property, the Hycroft Mine, which we also refer to as “Hycroft” in this document. This mine and related facilities are located 50 miles west of Winnemucca, Nevada. Winnemucca, a city with a population of 8,500, is a commercial community on Interstate 80, 164 miles northeast of Reno. The town is served by a transcontinental railroad and has a municipal airport. Access to the Hycroft Mine from Winnemucca is by means of State Road No. 49 (Jungo Road), a good-quality, unpaved road and a short access road to the main entrance of the mine. Well-maintained mine and exploration roads provide access throughout the property. Access is also possible from Imlay, Gerlach, and Lovelock by unpaved roads intersecting Interstate 80 and Nevada State Route 447. The majority of our employees live in the Winnemucca area.

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

The climate of the region is arid, with precipitation averaging 7.6 inches per year. Temperatures during the summer range from daily low temperatures (“lows”) of 50°F to daily high temperatures (“highs”) of greater than 90°F and winter temperatures range from lows of 20°F to highs of greater than 40°F. There is strong surface heating during the day and rapid nighttime cooling because of the dry air. This results in wide ranges in daily temperatures.

The Hycroft Mine consists of multiple open pit mines, associated waste dumps and two heap leach pads. The Hycroft Mine was formally known as the Crofoot Lewis open pit mine. Mining began in the area in 1983 with a small heap leaching operation known as the Lewis mine. Lewis mine production was followed by production from the Crofoot property in the Bay, South Central, Boneyard, Gap and Cut 4 pits along the Central fault, and finally the north end of the Brimstone pit and continued until it was placed on a care and maintenance program in December 1998 due to low gold prices. During this first operating period the mine produced over one million ounces of gold and two and one-half million ounces of silver. Gold production from the leaching and rinsing of the heap leach pads, continued in 2000 and 2001. In 2002, 2003, 2004 and 2005, the amount of gold recovered was not material.

The Lewis mine was acquired by Vista in early 1987 from F.W. Lewis, Inc. and the Crofoot mine was acquired by Vista in April 1988. The leasehold interest in the Lewis property along with gold and silver net smelter returns (“NSRs”) was purchased from F.W. Lewis, Inc. by Vista on December 13, 2005 in consideration of the payment of $5.1 million. The Crofoot property was originally held under two leases and is now owned by Allied Nevada subject to a 4% net profits interest retained by the former owners. The lease agreements include for the payment of advance royalty payments of $120,000 in any year where mining occurs on the Crofoot claims and additional payments of $120,000 in any year that Hycroft Mines over five million tons of ore on the Crofoot claims. All advance royalty payments are credited against the future payments under the 4% net profits royalty. The total lease payments under the Crofoot lease claims are subject to a maximum of $7.6 million in royalty payments of which the Company has paid approximately $1.1 million through December 31, 2011.

At December 31, 2011, the book cost of the Hycroft property totaled $3.5 million and its associated plant and equipment totaled $169.3 million.

The site receives electrical power provided by NV Energy from the northwestern Nevada power grid. The Hycroft Mine currently has water rights, which are adequate to process the planned oxide heap leach ore.

2011 Activities

Key operating statistics for the years ended December 31, 2011 and 2010 are as follows:

	Years Ended December 31,
	2011	2010
Ore mined (tons)	16,638	9,923
Waste mined (tons)	17,369	16,611

Total material mined (tons)	34,007	26,534

Ore grade - gold (oz/ton)	0.013	0.020
Ore grade - silver (oz/ton)	0.340	0.246
Ounces sold - gold	88,191	102,483
Ounces sold - silver	372,000	238,242

Average realized price - gold	$1,577	$1,230
Average realized price - silver	$35	$20
Average spot price - gold	$1,572	$1,225
Average spot price - silver	$35	$20

In 2011, Hycroft successfully completed its third full year of operations. The mine moved 34 million tons of material, including 16.6 million tons of ore placed on the leach pad at average grades of 0.013 opt gold and 0.34 opt silver. The Company sold 88,191 ounces of gold and 372,000 ounces of silver in 2011.

The major accomplishments in 2011 were as follows:

•	Completed more than two full years with no lost time accidents and no significant environmental issues at Hycroft.

•

Announced two SEC Industry Guide 7 compliant updated mineralized material estimates for Hycroft in March and August, 2011. The mineralized material estimate announced in October 2011 indicated a significant increase in Proven and Probable Reserves to 10.2 million ounces of gold and 388.6 million ounces of silver.

•

Completed the Hycroft milling feasibility study that indicated expanded mining and processing facilities could support annual production of 616,800 ounces of gold and 25.9 million ounces of silver from 2015-2024. The Board of Directors approved the capital spending to complete detailed engineering and ordering of long lead time items in connection with this expansion project.

•	Continued to implement the heap leach expansion with the addition of four 320-ton haul trucks, two Hitachi EX5500 shovels and one Hitachi EX3500 shovel.

•

Completed a positive study indicating the benefits of accelerating construction of a gyratory crusher for use in the heap leach expansion. The Board of Directors approved the capital spending to complete detailed engineering, ordering of long lead time items, and the construction of this project. It is expected that the crusher will be operational in mid-2013.

•	Completed construction of a new truck shop capable of servicing the larger mining equipment.

•

Expanded the Merrill Crowe processing facility, increasing the processing capacity from 3,500 gallons per minute (“gpm”) to 5,000 gpm. The pumping system was also upgraded to increase the pumping capacity to 8,000 gpm to the leach pads.

•

Completed an additional 3.2 million square foot expansion to the Brimstone leach pad as planned. Began preparing the Lewis leach pad, located beside the Brimstone pad, for a 2.7 million square foot expansion to be completed in the first quarter of 2012.

Hycroft Expansion Plan

The Company is currently expanding Hycroft operations to include increasing the mining rate, improving the metal recovery potential with crushing and ultimately milling processes and adding the potential to process sulfide material. The expansion project is the combination of the following three related projects which have been previously announced:

•

The Company began implementing an accelerated heap leach mine plan in mid-2010 with a goal of increasing the mining rate utilizing a larger capacity mining fleet and upgrading existing oxide processing facilities.

•	In 2011, the Company decided to accelerate construction of the large gyratory crushing unit to be utilized in the heap leach operation.

•

In 2011, the Company completed a positive feasibility study on the Hycroft mill expansion option. Under this project, a milling process will supplement the heap leach operations. The mill will process the higher grade fractions of the oxide mineralization and all of the transitional and sulfide mineralization. The Board has approved the capital expenditures to complete detailed engineering to construct the mill and the ordering of long-lead time items critical to the proposed construction timelines. Upon completion of the detailed engineering, the Board expects to approve the construction of the mill.

The current expansion project from this point forward is best described in the following four related activities:

1.	Mine Expansion. The current expansion project requires the Company to increase its mining rate from the 34 million tons of material mined in 2011 to 125 million tons of material by the end of 2014 and ultimately to more than 200 million tons of material once the mill is constructed. This expansion stage involves purchasing larger capacity haul trucks, shovels and production drills along with ancillary mining equipment. By the end of 2011, a significant portion of the larger mobile mining fleet was in operation including two smaller and two larger capacity hydraulic shovels, seven 320-ton haul trucks and additional support equipment.

2.	Leach Pad Expansion. While the mill is being built, the increased oxide mineralization mined will be processed on leachpads. To accommodate the oxide ore being milled, the existing leach pad system needs to be expanded. The addition of the gyratory crusher is intended to benefit the ultimate recovery of gold from the leach pads. In 2011, the Merrill Crowe plant was expanded to increase the solution processing capacity from 3,500 gallons per minute to 5,000 gallons per minute. The Brimstone leach pad expansion was completed increasing the pad size to 9.1 million square feet. In addition, preparation of the Lewis leach pad, located directly adjacent to the Brimstone pad, began and is expected to add 3.0 million square feet of leach pad space in early 2012. To date, the primary, secondary and tertiary units have been ordered including a gyratory crusher, cone crushers and screens. It is anticipated that the gyratory crushing plant will become operational mid-2013. The effect of this implementation is intended to increase annual gold production to approximately 300,000 ounces by the end of 2013.

3.	Mill Construction. Based on the completed feasibility study, the economics of the project could be increased by constructing a mill to process the higher grade oxide mineralization along with the transitional and sulfide mineralization. The Company is currently completing the detailed engineering and has begun ordering long lead time items critical to the construction schedule. To date, the major long lead components of the grinding circuit (semi-autogenous grinding mills and ball mills) have been ordered and are on schedule to arrive as per the construction timeline.

4.	Infrastructure. The future expansion plans require the Company to upgrade the infrastructure at the Hycroft Mine. Major infrastructure items include the upgrade of the power transmission and distribution system to handle the milling demands and the construction of a rail siding.

The initial capital cost estimate for the expansion project is expected to be $1.2 billion. As of February 24, 2012, Allied Nevada had spent or committed $354.9 million, which is 2% below the feasibility estimate for this equipment and represents approximately 30% of the total capital expenditure estimate. All equipment pricing is firm and includes freight and taxes. In the case of the mining equipment, the pricing also includes on-site assembly and commissioning.

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

The Hycroft Mine property consists of 22 patented claims that comprise approximately 1,794 acres and 2,893 unpatented claims that comprise approximately 59,595 acres. Combining the patented and unpatented claims, total claims cover approximately 61,389 acres. This claim package was acquired by the Company in a series of transactions:

•

The Crofoot property and approximately 3,500 acres of claims were acquired by Vista in 1988. The Crofoot property, originally held under lease, is owned by Hycroft Resources & Development, Inc. subject to a 4% net profits interest retained by the former owners;

•	The F.W. Lewis property and approximately 8,700 acres of claims were acquired by Vista in early 1987;

•	In 2006, approximately 13,100 acres of additional claims were staked by Vista. These claims were around or contiguous to the original Crofoot and F.W. Lewis Claims;

•	In 2008, we staked approximately 22,700 acres of additional claims contiguous to or around the existing Hycroft claims;

•	In 2009, we staked an additional 79 claims consisting of approximately 1,600 acres contiguous to or around the existing Hycroft land holding; and

•	In 2010, we staked an additional 466 claims and 10,870 acres contiguous to or around the existing Hycroft land holding.

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

Mineral Proven and Probable Ore Reserves

        Recoverable proven and probable reserves summarized below and detailed on the following pages have been calculated as of December 31, 2011, in accordance with Industry Guide 7 as required by the Exchange Act. Proven and probable reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance of other countries. Proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry, as more fully discussed below. The term “reserve,” as used in the reserve data presented here, means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The term “proven reserves” means reserves for which (1) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (2) grade and/or quality are computed from the results of detailed sampling; and (3) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Our reserve estimates are based on the latest available geological and geotechnical studies. We conduct ongoing studies of our ore bodies to optimize economic values and to manage risk. We revise our mine plans and estimates of recoverable proven and probable mineral reserves as required in accordance with the latest available studies. Our estimates of recoverable proven and probable reserves are prepared by and are the responsibility of our employees, and a majority of these estimates are reviewed and verified by independent experts in mining, geology and reserve determination. Estimated recoverable proven and probable reserves at December 31, 2011, were determined using long-term average prices of $800 per ounce for gold and $14 per ounce for silver. The London spot metal prices for the past three years averaged approximately $1,255 per ounce for gold and $23 per ounce for silver.

Below is a summary of the mineral proven and probable ore reserves as of December 31, 2011.

		Gold		Silver
	Ore		Contained		Contained	Waste
	Tons		Ounces		Ounces	Tons	Strip
Category	(000’s)	oz/ton	(000’s)	oz/ton	(000’s)	(000’s)	Ratio
Proven reserves	896,197	0.011	10,229	0.44	398,256
Probable reserves	238,472	0.010	2,422	0.35	83,625

Proven and probable reserves	1,134,669	0.011	12,651	0.42	481,881	1,426,636	1.26

Mine Operations

The mining in 2012 of the Brimstone Pit and Cut-5 Pit will be conducted by open pit methods using 320 and 200-ton haul trucks, hydraulic shovels, high capacity pit viper blast hole drills. Mining in the Brimstone pit has been designed with five mining phases, and the Cut-5 Pit will be mined in two single top-down mining sequences. Our current mine plans are to increase production to an annual mining rate of 75 million tons of material in 2012 and over 80 million tons of material in 2013.

We are currently in the third phase of five phases of mining in the Brimstone Pit and the first phase of mining in the Cut-5 Pit. This phase of mining involves the mining of more ore and less waste, than experienced in previous phases, and it is expected that the strip ratio will be lower than 1:1. The expansion program in progress will deliver more ore to the heap leach pads and we have taken delivery of seven 320-ton haul trucks and four hydraulic shovels to accomplish this expansion program. In 2012, we expect to receive one hydraulic shovel, three pit viper high capacity production drills, and nine 320-ton haul trucks.

For 2012, lower grade ore will be hauled by truck and placed on the Brimstone and Lewis leach pads as run-of-mine material. Higher grade material will be crushed and placed on the Brimstone and Lewis leach pads. The Brimstone pad system is currently comprised of the previously operated Brimstone leach pad and has grown through four expansions between 2008-2011. The Lewis leach pad is a historically operated 3.0 million square foot leach pad that has been dormant since the mine shut down in 1998. The mine began removing old material from the leach pad in 2011 and has been preparing the leach pad for use beginning in the first quarter of 2012. This leach pad system has sufficient capacity to handle our ore placement requirements for 2012. We plan to continually expand this leach pad system to meet production requirements. All ore-grade material placed on the leach pad will be cross-ripped to enhance permeability. A network of solution drip lines will be positioned and the run of mine material will be leached with a cyanide solution for a period of approximately 60 to 90 days before another 30 foot high lift of ore is placed on top of the existing lift. Return solution from the pad containing the precious metals is directed to the pregnant or lean solution pond. Gold will be removed from pregnant solutions using a Carbon in Column (“CIC”) process and at the Brimstone plant using the Merrill-Crowe zinc precipitation process (“Merrill-Crowe process”). The product from the CIC process will be transported to a third party for processing to recover the precious metals from the carbon and produce a doré containing gold and silver. Doré containing gold and silver will be produced at the Hycroft Mine from the Merrill-Crowe process. Low grade pregnant solution directed to the lean pond will be used for “stacking” which encompasses recycling pregnant solution back to the ore pad to increase solution overall metal grades. Based on previous operating experience, 56.6% of the gold and 10% of the silver placed on the pad as run of mine production is expected to be recovered in the plant. Crushing ore is expected to improve the overall average recovery of gold and silver.

During 2012, we expect to increase the annual gold production from the Hycroft Mine by increasing mining rates. An accelerated mine plan, approved by the Company in 2010, will increase the tons mined to over 80 million per year by 2013. The additional ore mined would result in estimated annual gold production in the range of 180,000 to 220,000 ounces in 2012 and 300,000 ounces in 2013. The existing mobile mine equipment fleet and process facilities are currently being expanded to accommodate the increased production.

Hycroft Mine Exploration and Development Drilling

Since the formation of the Company in May 2007, Allied Nevada, as of year-end 2011, has drilled a total of approximately 1,182 holes, for a combined total of 989,500 feet, at the Hycroft Mine. Material from all the holes has been assayed using a fire assay procedure for both gold and silver content by one of three independent laboratories. Upon completion of a drill hole, the hole is surveyed and then plugged. Management of the drill program, sample collection and assay program is being carried out by Allied Nevada. Qualified independent consultants have reviewed all aspects of the exploration program and are expected to conduct regular reviews of the ongoing exploration program. The following currently identified zones are: Albert, Bay, Camel, Central, Boneyard, Brimstone, Foothills, and Vortex.

In 2011, Allied Nevada drilled 287 holes, representing approximately 267,977 feet, with focus on metallurgical drilling at Central, Brimstone, and Vortex, geotechnical drilling at Central and Vortex, and step out drilling at Central and Brimstone. The drilling results have been utilized to update the corresponding engineering models.

Of the 2011 total program, 124 holes were directed at infill, step-out, and metallurgy at Central, 38 holes were directed at step-out and metallurgy at Brimstone, 60 holes at Vortex step-out and metallurgy, 20 holes at dump condemnation, 14 holes at hydrology monitoring, 8 holes at geotechnical design, 6 holes at operational issues, and 17 holes at property wide exploration.

A 120,000 foot development program has been designed for 2012 with a focus on facility condemnation, and core drilling in support of metallurgical and geotechnical studies and the mill expansion. A 13,000 foot exploration program at Oscar is intended to test this area for potential outside the current mine footprint.

The analysis of the current drill results and historical geological information suggests that gold and silver mineralization is hosted along north-south trending zones of approximately 14,000 feet in length. These zones are partially defined laterally by post-mineral faults. The first quarter 2012 drill program will be focused on defining metallurgy and geotechnical at the main zones of Central, Brimstone, and Vortex.

Any expansion of the Hycroft Mine necessary to exploit any additional reserves that may be established through our Hycroft exploration drilling program that are not located within our current mine plan will require us to obtain all necessary permits, approvals and consents of regulatory agencies responsible for the use and development of mines in Nevada.

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

None of these properties currently have proven or probable reserves as defined by Industry Guide 7. We are currently evaluating these properties to determine how to best advance these projects by increasing the identified mineralized materials, improving the quality of these mineralized materials, conducting engineering studies, or advancing the project to a development decision. The Company is currently working on an initial economic evaluation for Hasbrouck.

The following map provides the general location of each of these six properties on which we have identified mineralized material. All of the Company’s properties are within the state of Nevada.

The following table summarizes information we consider important concerning our Advanced Exploration Properties. The reader is directed to the more comprehensive information about these properties following the summary table.

Advanced Exploration Properties

Summary Information

Property Name	Approximate Acreage	Original Ownership Interest	Geology	Exploration/Mining History

Hasbrouck	12,660 acres (28 patented, 586 unpatented)	28 patents subject to 2% NSR, 22 of patents additional 1.5% NSR, 3 unpatented subject to 1.5% NSR, 170 unpatented subject to 2% NSR.	Gold is hosted in volcanics below sinter deposits of an epithermal, hot spring environment.	Previously explored and drilled by other operators.

Three Hills	300 acres (15 unpatented)	100% subject to 2% royalties.	Gold occurs in silicification zone where faults cut volcanic rocks.	Previously explored and drilled by other operators.

Maverick Springs	4,920 acres (246 unpatented)	45%, subject to underlying royalties and annual lease payments of $100,000 (Allied Nevada’s share is 45%).	Sediment hosted disseminated gold/silver system.	Prior exploration and drilling by Vista and Silver Standard Resources Inc. and others.

Mountain View	2,560 acres (128 unpatented)	50%, with an option to acquire additional 50% by paying $250,000, subject to two underlying royalties of 1.0% and 1.5%.	Rhyolite hosts gold mineralization under cover.	Previously drilled and explored by others, Vista has drilled on the property.

Wildcat	5,900 acres (4 patented, 284 unpatented)	100%, subject to underlying 0.4-1.0% royalties.	Structurally controlled epithermal gold and silver in volcanic rocks.	Historic small scale mining of veins. Extensively drilled by former operators.

Pony Creek/ Elliot Dome	17,900 acres (895 unpatented)	100%	Gold is related to felsite breccias and probably to felsic intrusions into graben faults	Newmont explored and drilled 1980-1989, followed by others from time to time through present.

Hasbrouck

The Hasbrouck property is located in southwestern Nevada about 5 miles south-southwest of the town of Tonopah in Esmeralda County, Nevada, adjacent to U.S. Highway 95 and approximately half-way between Reno and Las Vegas. The property is accessed from Tonopah by traveling south along US Highway 95, which transects the claim block. The project is accessed by a gravel road off of U.S. Highway 95 that connects to a network of dirt drill roads that traverse Hasbrouck. The Hasbrouck property receives power from nearby lines that traverse the property.

Mineral tenure consists of 28 patented mining claims and 586 unpatented mining claims covering an area of approximately 12,660 acres within Esmeralda County, Nevada. Seventeen of the patented mining claims and three of the unpatented mining claims are subject to a mineral production royalty of 2% of the NSRs. All patented mining claims and 266 unpatented mining claims are subject to an additional mineral production royalty of 2% of the NSRs. The mining claim group covers all or portions of Sections, 27-29, 32-35 of T02N R42E, Sections 1-5, 9-16, 21-24 of T01N R42E, and Sections 6-7, 18-20 of T01N R43E MDB&M. In 2011, six patented claims were purchased, and 456 claims staked.

The Company commenced drilling activities on Hasbrouck in 2010, and continued drilling until December of 2011, in order to further identify and delineate the gold mineralization previously identified at the property. The Company intends to publish an updated estimate of mineralized material and an initial economic evaluation in 2012 for Hasbrouck.

Exploration activities at Hasbrouck Mountain in 2011 included drilling 29,454 feet in forty-three diamond drill core holes (“core holes” or “core drilling”), and 63,925 feet in seventy-two reverse circulation rotary holes for a total of 93,379 feet. An additional 19 reverse circulation rotary holes totaling 31,940 feet were drilled south of the Hasbrouck Mountain within the larger Hasbrouck claim block. In 2011, 456 additional claims were located and acquired.

On May 23, 2003, Vista executed a purchase agreement with Newmont Capital, which includes both the Hasbrouck property and the Three Hills property, which lies approximately 4.5 miles to the north-northwest. The agreement included the right to acquire 51% of Hasbrouck and Three Hills properties upon an expenditure of $1.0 million. Allied completed the threshold expenditure during the first half of 2010. Upon notice by Allied in August 2010, Newmont Capital has elected to not participate in a joint venture on the properties. As a result, Allied Nevada retained 100% ownership in these properties, subject to a 2% NSR in each project together with the right to a $500,000 cash payment at the start of commercial production at either project and a further $500,000 cash payment if, after the start of commercial production, the gold price averages $400 per ounce or more for any three-month period. An additional 2.0% NSR on certain Hasbrouck claims is held by other parties.

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

Multiple zones of higher grade mineralization are presently defined. The Saddle Zone consists of a structurally and stratigraphically controlled higher grade mineral body, with the highest grade mineralization hosted in hydrothermal breccia bodies. The Crossroads Zone is east of and adjacent to the Saddle Zone, consisting of higher than average grade disseminated mineralization interspersed with higher grade veins. The Franco Zone is adjacent to the east with the Crossroads Zone, and hosts mineralization similar to Crossroads, with higher grade mineralization in veins. Mineralization is continuous between the three zones. These zones are surrounded by lower grade mineralized material.

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

Exploration activities at the main Hasbrouck project in 2011 include drilling 29,454 feet in forty-four diamond core holes, and 63,925 feet in seventy-two reverse circulation rotary holes for a total of 93,379 feet. An additional nineteen reverse circulation rotary holes totaling 31,940 feet were drilled south of the Mountain within the Hasbrouck claim block. The project was mapped in detail, a geologic model created, and metallurgical work in the form of column, bottle roll, and gravity separation tests were completed. Geotechnical and rock density data were collected from core holes. Nine CSAMT resistivity (controlled source audio magneto-telluric method) geophysical lines totaling 11.5 line kilometers were run over Hasbrouck Mountain. On the southern portion of the Hasbrouck claim block, a gravity survey was completed. This survey was combined with the two previous surveys into a master gravity plot, and structural interpretations derived from the surveys were incorporated into the exploration and mapping efforts.

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

On October 7, 2002, Vista completed the acquisition of a 100% interest in the Maverick Springs gold and silver project from Newmont Mining Corporation (“Newmont”) and the Mountain View gold project (described below) from Newmont’s wholly-owned subsidiary Newmont Capital Limited (“Newmont Capital”). Maverick Springs is subject to a lease agreement, between Newmont and Artemis Exploration Company. The lease was entered into on October 1, 2001, and the key terms included various payments over time and a royalty based on a sliding scale ranging from 2% to 6%, depending on gold and silver prices at the time of production.

On June 9, 2003, Vista entered into an agreement granting Silver Standard Resources Inc. (“Silver Standard” or “SSRI”) an option to acquire its interest in the silver mineralized material hosted in the Maverick Springs project. Allied Nevada, as successor to Vista, retained its 100% interest in the gold mineralized material. The agreement with SSRI is subject to the terms of the Newmont purchase agreement. Under the agreement, Silver Standard completed its $1.5 million payment obligation in 2005. Accordingly, all costs incurred for Maverick Springs are now being shared by the two corporations as stated below. Silver Standard and Vista formed a committee to jointly manage exploration of the Maverick Springs project. Allied Nevada, as successor to Vista, has a 45% vote on the committee, and Silver Standard is the operator and has a 55% vote. Future costs will be shared by Silver Standard and Allied Nevada on the same ratio as established for operation of the management committee: Allied Nevada 45% / Silver Standard 55%, subject to standard dilution provisions.

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

Geology

Maverick Springs can be classified as a Carlin-type or sediment/carbonate hosted disseminated silver-gold deposit. Sediment hosted deposits are common within northern Nevada, although the systems are usually gold dominated with relatively minor amounts of silver. Silver and gold mineralization at Maverick Springs has been interpreted as a roughly antiformal or arch-shaped zone with an axis that plunges shallowly to the south and seems to flatten to horizontal over the northern half of the deposit. The limbs of the arch dip shallowly to moderately at 10-30° to the east and west. Overall, the mineralized zone is elongated in the north-south direction with a length of over 6,000 feet, a width of up to 3,000 feet, and a thickness of commonly 100-300 feet.

Alteration consists of pervasive decalcification, weak to intense silicification and weak alunitic argillization. Massive jasperoid is common in surface exposures and in drill core. Oxidation has affected all sulfides on surface and is pervasive to a depth of at least 400 feet, intermittent to 900 feet, and generally absent below 1,000 feet.

Mountain View

The Mountain View property is located in northwest Nevada near the Blackrock Desert. The property is approximately 15 miles northwest of Gerlach, Nevada in Washoe County; it straddles the boundary between the Squaw Valley and Banjo topographic quadrangles. The property is accessed from Gerlach by traveling approximately 14 miles along Nevada State Highway 447, a paved road, and then approximately one mile east along an unimproved dirt road. On the property, drill roads provide good access to most areas. The property currently consists of 128 claims with a total area of approximately 2,560 acres.

Vista’s acquisition of the Mountain View property was completed along with that of the Maverick Springs property, as described above. To acquire the interest in the Mountain View property, Vista paid cash of $50,000 and issued 56,497 equity units, each unit comprised of one Vista share and a two-year Vista warrant, to Newmont Capital, and Newmont Capital retained a 1.5% NSR. Newmont Capital’s interest in the Mountain View property is subject to an underlying lease and two other royalty arrangements, the principal terms of which are: the underlying lease grants a 50% interest to Newmont in all claims, with a few exceptions where a 5% interest is granted; and the lessee may purchase the remaining interest in the claims for $250,000 at any time. The lessee is obligated to purchase the remaining 50% for $250,000 on achieving commercial production. Also, the lessee shall pay a 1% NSR during production, with advance minimum payments of $25,000 per year. Advanced royalties are deductible from the NSRs royalty and cease upon purchase of the remaining interest of the underlying lease. A 1% NSR also applies to certain other claims.

Previous operators have conducted drilling on the Mountain View property. Vista completed a five-hole reverse circulation program totaling 4,330 feet in November 2003. The results indicate the presence of a new zone of bulk mineralization approximately 200 feet east of the known core of mineralization. Vista completed a five-hole reverse circulation program totaling 4,070 feet in 2004, and the results indicate potential bulk-mineable gold mineralization and the down-dip extension of higher-grade gold mineralization.

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

During September and October 2003, Vista concluded due diligence reviews and executed formal purchase agreements to acquire the Wildcat project and the associated exploration data in three separate transactions. On September 23, 2003, Vista purchased 71 unpatented mining claims from Monex Exploration. On commencement of commercial production, Allied Nevada will be required to make a one-time production payment in the amount of $500,000. Thirteen of the claims are subject to an underlying 0.4% NSR, and the remaining 58 claims are subject to an underlying 1% NSR.

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

The property contains at least two aerially extensive breccia bodies located at the intersection of through-going fault zones. Four areas; Hero/Tag, Main, Northeast, and Knob 32 are located within the southern breccia body and contain the majority of drilling and all of the known mineralized material. These four areas are geologically similar with mineralization straddling the contact between granodiorite and overlying tuff within the breccia body. Mineralization hosted in the tuff generally tends to be lower grade disseminated style of mineralization represented by pervasive and intense silicification. The underlying granodiorite also contains low-grade disseminated style of mineralization with areas of higher-grade associated with quartz vein stockwork. Peripheral to the breccia bodies, discrete mineralized banded veins in the granodiorite were exploited by historical mining and were generally not targeted by drilling. Deeper roots to the mineralized breccia bodies have not been explored. A second aerially extensive mineralized breccia body is located 0.9 miles to the northwest in the Cross Roads area and is predominantly defined by surface samples only.

Permits have been received from the Bureau of Land Management and State of Nevada to conduct an initial drill program in 2011. The Company anticipates submitting for additional permits for drill activities in 2012. Drilling will focus on initial testing of the Cross Roads breccia body, banded veins proximal to the southern breccia body, and potential roots to the southern breccia body.

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

Newmont Exploration Ltd. (“Newmont Exploration”) conducted regional exploration programs in search of additional gold deposits along the Carlin trend. In 1980 a stream-sediment sampling program identified anomalous gold and arsenic associated with an altered rhyolite body at what is now the Pony Creek Property. Newmont located 100 claims in 1980 to cover the prospect and located 80 more claims in 1982 to cover additional ground. Newmont began drilling in 1981 and conducted drill programs through 1985. Newmont conducted additional drilling campaigns in 1987 and 1989 with limited success. An option was acquired by Westmont Mining, Inc. in 1990, and in April of 1993 Quest International Management Services, Inc. (formerly Ramrod Gold, Inc.) acquired Westmont. Quest then joint ventured the property with Uranerz U.S.A., Inc. in 1994. Uranerz drilled a total of 15 holes in 1994-1995 before terminating the JV in 1995. In 1997 Quest purchased Newmont’s remaining interest in the property and signed a JV agreement with Barrick. Four holes were drilled by Barrick before they terminated the agreement in 1998. In 1999, Quest International Resources was acquired by Standard Mining Co. and it abandoned the Pony Creek property. Mr. Carl Pescio acquired Pony Creek by staking claims in the fall of 1999. Homestake optioned the property shortly afterward. A year later, after drilling 5 reverse circulation drill holes, Homestake terminated their agreement with Mr. Pescio. Nevada Contact Inc. optioned the property from the Pescios in 2001 and drilled 8 holes before terminating the agreement in early 2003. In July 2003, Mill City optioned the property from the Pescios. The Mill City agreement was terminated in 2009.

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

Other Exploration Properties

In general, other exploration properties consist of those properties for which insufficient drilling and geologic investigations have been completed to define mineralized materials. Other Exploration Properties may include properties that the Company does not have a significant controlling interest or joint venture on. Allied Nevada has approximately 100 Other Exploration Properties.

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

During 2011, the Company completed 7 drill holes, totaling approximately 7,800 feet, at the Illipah Project.

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

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-K.

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

“Deposit” is an informal term for an accumulation of mineral ores.

“Development Stage” is one engaged in the preparation of an established commercially mineable deposit (reserves) for its extraction which is not yet in production. This stage occurs after completion of a feasibility study.

“Diamond drill” means a rotary type of rock drill that cuts a core of rock and is recovered in long cylindrical sections, two centimeters or more in diameter.

“Exploration Stage” is one engaged in the search for mineral deposits (reserves) which is not in either the development or production stage.

“Fault” means a fracture in rock along which there has been displacement of the two sides parallel to the fracture.

“Heap leach” is a gold extraction method that percolates a cyanide solution through ore heaped on an impervious pad or base.

“Mineralization” means the concentration of metals within a body of rock.

“Mineralized material” is a body that contains mineralization which has been delineated by appropriately spaced drilling and/or underground sampling to estimate a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

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

“Probable reserves” means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

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

“Waste” means rock or other material lacking sufficient grade and/or other characteristics of ore.

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

		NYSE Amex ($)		Toronto Stock Exchange (CDN$)
		High	Low	High	Low
2012	1st quarter (through February 23)	38.62	31.21	38.50	31.70
2011	1st quarter	35.95	23.62	34.93	23.48
	2nd quarter	43.49	28.56	41.28	28.10
	3rd quarter	45.90	33.59	45.54	33.56
	4th quarter	40.95	28.75	40.67	29.46
2010	1st quarter	16.57	12.18	16.84	13.00
	2nd quarter	22.38	16.25	23.17	16.35
	3rd quarter	27.50	15.70	28.37	16.23
	4th quarter	28.67	22.46	28.84	23.00

On February 23, 2012, the last reported sale price of our common stock on the NYSE Amex was $34.84 and on the TSX was CDN $34.83. As of February 23, 2012, there were 89,650,988 shares of our common stock issued and outstanding, and we had 146 registered shareholders of record.

We have never paid dividends or repurchased equity. While any future transactions of this nature will be determined by our directors after consideration of our earnings, financial condition and other relevant factors, it is currently expected that available cash resources will be utilized in connection with potential acquisitions, ongoing exploration and evaluation programs, and development projects of Allied Nevada.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Securities Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference in such filing.

The following graph and table compares the cumulative total shareholder return of Allied Nevada common stock with the cumulative total shareholder return of the S&P 500 and the PHLX Gold/Silver Sector IndexSM, assuming reinvestment of dividends on December 31 of each year indicated. The graph and table assumes $100 invested at the per share closing price on NYSE Amex in Allied Nevada and each of the indices on May 10, 2007. Because Allied Nevada’s common stock commenced trading on May 10, 2007, measurement periods are limited to December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

	May 10,	Years Ended December 31,
	2007	2007	2008	2009	2010	2011
Allied Nevada Gold Corp	100.00	113.09	92.00	274.18	479.09	550.55
S&P 500 Index	100.00	99.65	63.20	79.59	91.41	93.30
PHLX Gold and Silver Index	100.00	125.94	89.99	122.26	164.64	131.26

Recent Sales of Unregistered Securities

The Company had no sales of unregistered securities during the years ended December 31, 2011, 2010, and 2009, respectively.

Item 6.	Selected Financial Data

The following table summarizes selected consolidated financial data as of and for each of the five fiscal years ended December 31, 2007 through 2011, and is derived from our audited financial statements. The data set forth below should be read in conjunction with “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of Allied Nevada and related notes included in “Part II—Item 8. Financial Statements and Supplementary Data.”

Selected Financial Data

U.S. dollars in thousands

	Years Ended December 31,
Results of operations	2011	2010	2009	2008	2007
Sales	$152,029	$130,930	$43,204	$—	$—
Cost of sales	63,029	64,685	28,798	—	—
Net income (loss)	36,709	34,128	8,451	(79,641)	(11,265)
Basic net income (loss) per share	0.41	0.41	0.13	(1.49)	(0.42)
Diluted net income (loss) per share	0.40	0.41	0.13	(1.49)	(0.42)

	December 31,
Financial position	2011	2010	2009	2008	2007
Cash and cash equivalents	$275,002	$337,829	$91,581	$16,511	$20,105
Ore on leachpads, current	64,230	49,357	34,179	2,737	—
Ore on leachpads, non-current	11,320	—	—	—	—
Mineral properties	41,064	35,522	35,845	36,583	76,394
Plant and equipment	135,244	66,081	35,367	29,294	1,037
Total assets	657,206	567,352	252,425	112,259	106,514
Current capital lease obligations	10,306	3,215	1,298	602	11
Asset retirement obligation	339	463	476	98	133
Non-current capital lease obligations	34,245	11,104	4,700	2,392	12
Non-current asset retirement obligation	8,387	6,303	6,167	5,735	5,167
Non-current other accrued liabilities	9,327	6,850	2,686	—	—
Total liabilities	92,084	44,598	29,245	18,653	6,758
Total shareholders’ equity	565,122	522,754	223,180	93,606	99,756

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Allied Nevada is a U.S. based gold producer focused on mining, development, and exploration properties in the state of Nevada. The Company’s operating mine, the Hycroft Mine, is a past producing open-pit gold and silver heap leach operation located 50 miles west of Winnemucca, Nevada. Allied Nevada restarted the mine in 2008 and is expanding its oxide and sulfide mineralization processing capabilities to provide staged increases of production through 2015, which are expected to increase annual production to over 600,000 ounces of gold and approximately 26 million ounces of silver beginning 2016.

In addition to Hycroft, Allied Nevada owns 100% of the Hasbrouck, Three Hills, Mountain View, Wildcat, and the Pony Creek/Elliot Dome projects, has a joint venture on the Maverick Springs Project, and has the exploration rights to approximately 100 Other Exploration Properties. See “Part I—Item 1.—Business” for a general description of the business of Allied Nevada and the Company’s business strategy.

The discussion and analysis of the consolidated operating results and financial condition of Allied Nevada for the year ended December 31, 2011 has been prepared based on information available to us as of February 24, 2012. This discussion should be read in conjunction with the consolidated financial statements of Allied Nevada for the three years ended December 31, 2011 and the related notes thereto, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). All amounts stated herein are in U.S. dollars, unless otherwise noted.

Outlook

Gold and silver production at the Hycroft Mine is expected to increase in 2012 with the continued benefit from the implementation of the heap leach expansion. Based on current mine plans, sales are expected to be in the range of 180,000 to 220,000 ounces of gold and 750,000 to 850,000 ounces of silver. In 2012, 75 million tons of material is expected to be mined, including 37.5 million tons of ore at average grades of 0.0143 ounces per ton (opt) gold and 0.2551 opt silver. The range in the production forecast reflects an allowance for equipment delays based upon our 2011 experience.

Cost efficiencies are expected to continue to improve throughout the year as additional equipment becomes operational. Production is expected to increase during the year as the impact of mining more tons and placing more ore on leach pads continues to take effect. The overall strip ratio for 2012 is expected to be 1:1.

Company-wide exploration expense is expected to decrease to $6.9 million, compared with $28.2 million in 2011, as the Company directs its focus on the expansion projects at Hycroft. Capital drilling is expected to be $9.0 million for reserve verification and condemnation drilling at Hycroft and development costs at Hasbrouck.

Capital expenditures in 2012 are expected to total approximately $225 million. Significant capital projects include the following: ongoing condemnation and engineering drilling, permitting, ordering of long-lead fixed and mobile equipment, engineering for the mill and gyratory crushing projects and infrastructure improvements.

The assumptions used in determining these operating projections include: gold price of $1,400 per ounce, silver price of $25 per ounce, and costs associated with $100 per barrel fuel.

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

Ore on Leach Pads, In-process Inventory and Precious Metals Inventory

The recovery of gold from the Hycroft Mine’s oxide ore is accomplished through a heap leaching process that utilizes a Merrill-Crowe zinc precipitation (“Merrill-Crowe process”) and a Carbon in column process (“CIC process”) method to recover precious metals from the leach pad’s pregnant solution. The Company maintains four categories of metals inventories: ore on leach pads; in-process inventory for the Merrill-Crowe plant; in-process inventory for the CIC process; and precious metals inventory. Because the value of our crusher stockpiles are immaterial, these values are included in ore on leach pads. The Company does not currently maintain separate stockpiles of low grade, mineralized material. The recovery of precious metals using the Merrill-Crowe process method is completed at the Hycroft Mine and the end product is a doré containing precious metals. The recovery of precious metals utilizing the CIC process method is accomplished through on-site carbon columns and the shipping of loaded carbon offsite to be processed, resulting in the production of doré containing precious metals. The doré from both process methods is classified as precious metals inventory until sold.

Ore on leach pads

The recovery of gold from the Hycroft Mine’s oxide ore is accomplished through the heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution throughout the production phase of the mine, which dissolves the gold contained in the ore over time. The heap leach process ends with the production of a “pregnant” solution which contains the dissolved precious metals. The pregnant solution is further processed through conventional methods, including the Merrill-Crowe and CIC process methods, which are treated as separate stages of work-in-process inventories. Costs are added to ore on leach pads based on current mining and processing costs, including applicable depreciation, depletion and amortization relating to mining and processing operations. Costs are transferred from ore on leach pads to subsequent stages of work-in-process inventories as the pregnant solution is treated by the conventional processing methods.

As described below, costs that are incurred in or benefit the production process are accumulated as ore on leach pads. Ore on leach pads are carried at the lower of average cost or market. Accounting for ore on leach pads represents a critical accounting estimate because of the inherent difficulty in estimating the amount of the gold placed, the amount that will be recovered, and the timing of that recovery. The Company employs standard industry estimating methodologies in the determination of the amount and timing of gold production. The recoverable gold that is placed on the leach pad requires the estimate of the quantity of contained gold in the ore mined and the ultimate expected recovery for that ore. The quantity of contained gold ounces in the ore is based upon surveyed volumes of mined material, daily production records, calculated densities of the ore, and assaying of blast-hole cuttings to determine the estimated gold grade contained in the ore. Expected gold recovery rates for ore placed on leach pads are developed based upon standard industry practices using small-scale laboratory tests, small to large scale column testing (which simulates the production scale processing), historical trends and other factors, including mineralogy of the ore and ore size (e.g., run of mine or crushed ore).

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

During normal operating conditions approximately 85% of the estimated recoverable gold on an active leach pad may be extracted during the first year and the remaining gold may be extracted over a 3 year period. The timing of gold recovery is affected by the stacking sequence on the leach pad, the grade of ore placed on the leach pad, the time to achieve solution saturation of the leach pad material, the solution flow rate through the placed ore, the volume of solution placed on the leach pad, and the processing capacity of the Merrill-Crowe and CIC circuits.

Based on current life of mine production plans, residual heap leach activities are expected to continue through 2020. Accordingly, the ultimate gold recovery will not be known until leaching operations cease.

Should the Company’s estimate of ultimate recovery require adjustment, the impact upon its income statement would depend upon whether the change involved a negative or positive change in gold recovery. If the Company determined the gold recovery decreased by 1 or 2 percent at December 31, 2011, its estimate of recoverable ounces would decrease by approximately 6,200 and 12,400 ounces, respectively, which would have resulted in a write-down of approximately $5.1 million and $10.2 million, respectively. Whereas if the Company determined the gold recovery increased by 1 or 2 percent at December 31, 2011, its estimate of recoverable ounces would have increased by 6,200 and 12,400 ounces, respectively, and would result in a decrease of approximately $52 and $104 per ounce, respectively, to the weighted average cost per ounce in inventory. This decrease in the weighted average cost would be recognized prospectively through cost of sales as a change in estimate.

In-process Inventory

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes currently being used by the Company include a Merrill-Crowe process and a CIC process. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

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

Mine Development

Mine development costs consist primarily of the cost of removing overburden and waste materials (“stripping costs”) incurred prior to production as defined in Accounting Standards Codification 930-330-20, development drilling and assaying costs to delineate an ore body, condemnation drilling and assaying costs for infrastructure planning, and for environmental impact statement and engineering costs. Additionally, interest is capitalized to mine development until the assets are ready for their intended use. The above costs incurred before mineralization is classified as proven and probable reserves are expensed as incurred.

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

Drilling, assaying, engineering, and other related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body, converting non-reserve mineralization to proven and probable reserves, infrastructure planning, or supporting the environmental impact statement. All other drilling costs are expensed as incurred. Drilling costs incurred during the production phase for ore control are allocated to inventory costs and then included as a component of cost of sales.

Mine development costs are amortized using the units of production (“UOP”) method based upon projected recoverable ounces in proven and probable reserves. Projected recoverable ounces are determined by the Company based upon its proven and probable reserves and estimated metal recovery associated with those reserves.

Mineral Properties

Mineral property acquisition costs are recorded at cost and are deferred until the viability of the property is determined. We currently have one operating property, the Hycroft Mine, which is located approximately 50 miles west of Winnemucca, Nevada. Exploration, mineral property evaluation, option payments, related acquisition costs for mineral properties acquired under an option agreement, general overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. When proven and probable reserves are determined for a property, subsequent mine development costs on the property are capitalized. If a project were to be put into production, capitalized development costs would be depleted on the units of production basis determined by the proven and probable reserves for that project.

The Company reviews the cost of mineral properties for impairment whenever events and circumstances indicate that a decline in recoverability of their carrying value may have occurred but in any event not less than annually. Where applicable, management estimates the expected future cash flows of mineral properties and compares such future cash flows to the carrying amount of the mineral properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future net cash flows, the Company will adjust the carrying amount of such mineral properties to fair value. Other factors used to determine fair value include, but are not limited to, estimates of land value of Other Exploration Properties, the value of unproven acreage, the value of advanced minimum royalty agreements, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There were no impairments to the carrying value of mineral properties in 2011, 2010, or 2009.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior undetected agreements or transfers and title may be affected by such defects.

Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment annually, and at interim periods if events or changes in circumstances indicate that the related carrying amounts may not be recoverable, in accordance with Accounting Standards Codification 360-10-35 regarding subsequent measurement of long-lived assets. An impairment is determined to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on the excess carrying value of the impaired assets over fair value. The Company analyzes future discounted cash flows to determine the fair value of its mineral properties. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital expenditures, all based on life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital expenditures are each subject to significant risks and uncertainties. There were no impairments to long-lived assets in 2011, 2010, or 2009.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. Changes resulting from revisions to the original fair value of the liability are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the carrying amount of the long-lived asset. Such costs include care and maintenance, removal of mining infrastructure, covering disturbed areas, and revegetation of the land. The asset retirement obligation is based on when the spending for an existing environmental disturbance and activity to date will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligation at each mine site in accordance with Accounting Standards Codification 410, “Asset Retirement and Environmental Obligations” (“ASC 410”). In addition, the related asset retirement cost is capitalized and amortized on a units-of-production basis.

Revenue

All doré produced to date from the Hycroft Mine has been transported to independent refineries. The doré and contained precious metals remain the property of the Company until it is sold to a buyer. The sales process commences when a sales order is placed with a buyer pursuant to a written agreement. Physical transfer of doré to the independent refiner precedes the transfer of title and risk of loss, which is accomplished by an irrevocable pledge of the precious metals to the buyer. Historically cash for the sale of precious metals has been received in the same accounting period as revenue is recognized assuring collectability of the amount of the underlying sales agreement. The Company recognizes revenue on gold and silver sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, the metal is delivered, the title has transferred to the customer, and collectability is reasonably assured. In May 2011, the Company changed customers for its metal sales. As a result, during the year ended December 31, 2011, we had two major customers that comprised approximately 73% and 21% of our total sales, respectively.

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

Concentration of Risk

The Company is engaged in the production of gold at its sole operating property, the Hycroft Mine. The Company’s future plans include the construction of a mill, which is expected to increase the significance of silver production to our operations. Accordingly, the Company expects its principal source of future revenue to be from the sale of gold and silver. A significant and sustained decrease in the price of gold and/or silver from current levels could have a material and negative impact on the Company’s business, financial condition and results of operations.

The Company has placed substantially all of its cash, cash equivalents, and restricted cash with high quality financial institutions. All cash, cash equivalents, and restricted cash were invested in high quality short-term money market instruments, including government securities and certificates of deposit. At December 31, 2011 and 2010, respectively, we had no funds invested in asset-backed commercial paper. The Company has not experienced any losses on its cash investments.

The Company currently has one operating property, the Hycroft Mine. The Company does not carry business interruption insurance relating to the Hycroft Mine. Accordingly, loss of production at the Hycroft Mine could produce a near-term severe impact to Allied Nevada. Additionally, not all risks that could result in cessation of operations are insurable.

All of the Company’s properties are located in the State of Nevada. Any significant changes to the State of Nevada or BLM regulations could have a negative impact on the Company’s business, financial condition and results of operations.

Operations

Key operating statistics for the years ended December 31, 2011 and 2010 are as follows:

	Years Ended December 31,
	2011	2010
Ore mined (tons)	16,638	9,923
Waste mined (tons)	17,369	16,611

Total material mined (tons)	34,007	26,534

Ore grade - gold (oz/ton)	0.013	0.020
Ore grade - silver (oz/ton)	0.340	0.246
Ounces sold - gold	88,191	102,483
Ounces sold - silver	372,000	238,242

Average realized price - gold	$1,577	$1,230
Average realized price - silver	$35	$20
Average spot price - gold	$1,572	$1,225
Average spot price - silver	$35	$20

In 2011, the Hycroft Mine successfully completed its third full year of operations. The mine moved 34 million tons of material, including 16.6 million tons of ore placed on the leach pad at average grades of 0.013 opt gold and 0.34 opt silver. The Company sold 88,191 ounces of gold and 372,000 ounces of silver in 2011.

The major accomplishments in 2011 were as follows:

•	Completed more than two full years with no lost time accidents and no significant environmental issues at Hycroft.

•

Announced two SEC Industry Guide 7 compliant updated mineralized material estimates for Hycroft in March and August, 2011. The mineralized material estimate announced in October 2011 indicated a significant increase in Proven and Probable Reserves to 10.2 million ounces of gold and 388.6 million ounces of silver.

•

Completed the Hycroft milling feasibility study that indicated expanded mining and processing facilities could support annual production of 616,800 ounces of gold and 25.9 million ounces of silver from 2015-2024. The Board of Directors approved the capital spending to complete detailed engineering and ordering of long lead time items in connection with this expansion project.

•	Continued to implement the heap leach expansion with the addition of four 320-ton haul trucks, two Hitachi EX5500 shovels and one Hitachi EX3500 shovel.

•

Completed a positive study indicating the benefits of accelerating construction of a gyratory crusher for use in the heap leach expansion. The Board of Directors approved the capital spending to complete detailed engineering, ordering of long lead time items, and the construction of this project. It is expected that the crusher will be operational in mid-2013.

•	Completed construction of a new truck shop capable of servicing the larger mining equipment.

•

Expanded the Merrill Crowe processing facility, increasing the processing capacity from 3,500 gpm to 5,000 gpm. The pumping system was also upgraded to increase the pumping capacity to 8,000 gpm to the leach pads.

•

Completed an additional 3.2 million square foot expansion to the Brimstone leach pad as planned. Began preparing the Lewis leach pad, located beside the Brimstone pad, for a 2.7 million square foot expansion to be completed in the first quarter of 2012.

Financial Results of Operations

Revenue

Revenue from gold sales increased $13.0 million in 2011 compared to 2010 due to a $347 per ounce increase in the average realized price of gold, which was offset by 14,292 fewer ounces sold. Revenue from gold sales increased $83.7 million in 2010 compared to 2009 due to 60,125 additional ounces sold and a $229 increase in the average realized price of gold. The number of gold ounces sold in 2010 increased as the mine was operating at normal production rates compared to 2009 when the mine was in the initial year of production.

The table below summarizes changes in gold sales, ounces sold, and average realized prices for the following periods:

	Years ended December 31,
Gold sales	2011	2010	2009
Total gold revenue (thousands)	$139,046	$126,088	$42,398
Gold ounces sold	88,191	102,483	42,358
Average realized price (per ounce)	$1,577	$1,230	$1,001

		2011 vs. 2010	2010 vs. 2009
The change in gold sales is attributable to:
Increase (decrease) in ounces sold (thousands)		$(17,584)	$60,182
Increase in average realized price per ounce (thousands)		30,542	23,508

		$12,958	$83,690

Revenue from silver sales increased $8.1 million in 2011 compared to 2010 due to a $15 dollar per ounce increase in the average realized price of silver and 133,758 additional ounces sold. The number of silver ounces sold in 2011 increased as a result of mining ore with higher silver grades and improved silver recoveries from the leach process. Revenue from silver sales increased $4.0 million in 2010 compared to 2009 due to 185,117 additional ounces sold and a $5 increase in the average realized price of silver. The number of silver ounces sold in 2010 increased as the mine was operating at normal production rates compared to 2009 when the mine was in the initial year of production.

The table below summarizes changes in silver sales, ounces sold, and average realized prices for the following periods:

	Years ended December 31,
Silver sales	2011	2010	2009
Total silver revenue (thousands)	$12,983	$4,842	$806
Silver ounces sold	372,000	238,242	53,125
Average realized price (per ounce)	$35	$20	$15

		2011 vs. 2010	2010 vs. 2009
The change in silver sales is attributable to:
Increase in ounces sold (thousands)		$2,718	$2,809
Increase in average realized price per ounce (thousands)		5,423	1,227

		$8,141	$4,036

Total cost of sales

Total cost of sales consists of production costs and depreciation and amortization. The table below summarizes changes in total cost of sales for the following periods (in thousands):

	Years ended December 31,
	2011	2010	2009
Production costs	$56,045	$57,713	$25,666
Depreciation and amortization	6,984	6,972	3,132

Total cost of sales	$63,029	$64,685	$28,798

		2011 vs. 2010	2010 vs. 2009
Increase (decrease) in production costs		$(1,668)	$32,047
Increase in depreciation and amortization		12	3,840

		$(1,656)	$35,887

Total cost of sales decreased $1.7 million in 2011 compared to 2010. Production costs decreased $1.7 million due to a 14,292 ounce decrease in gold ounces sold offset by a six percent increase in mining costs per ton to $1.95 per ton in 2011 compared to $1.84 in 2010. Production costs were also adversely affected by a decrease in the average gold ore grade to .013 ounces per ton in 2011 compared to .020 ounces per ton in 2010. The full amount of the increase in production costs was not reflected in the income statement, but increased the weighted average cost in inventory, which will be expensed in future periods. Depreciation and amortization in 2011 remained comparable to the 2010 period. Depreciation and amortization costs increased due to the acquisition of $90.0 million of depreciable assets in 2011 and an increase in mine development costs of $38.7 million, which was offset by a 14,292 ounce decrease in gold ounces sold.

Total cost of sales increased $35.9 million in 2010 compared to 2009. Production costs increased $32.0 million due to a 60,125 ounce increase in gold ounces sold and an increase in mining costs per ton compared to 2009. Depreciation and amortization increased $3.8 million due to an increase in plant and equipment in operation and an increase in the number of ounces of gold sold compared to 2009. In 2010 there was a $16.0 million increase in leach pads being depreciated on a units-of-production method and a $21.6 million increase in mine equipment being depreciated using the straight-line method over the useful life compared to the same period of 2009.

Exploration, development, and land holding costs

Exploration, development, and land holding costs increased $3.2 million in 2011 to $28.2 million compared to $25.0 million in the same period of 2010. The increase was primarily attributable to increased exploration and development costs at Hasbrouck offset by increased capital exploration costs at Hycroft.

The Company increased the 2011 exploration drill program at Hasbrouck to expand the mineralized material and begin defining the high grade zones as a result of positive results from 2010 exploration drilling. Hasbrouck drilling and exploration programs in the 2011 period consisted of approximately 135 drill holes (125,300 feet drilled) at a cost of $12.2 million compared to the 2010 period which consisted of 14 drill holes (7,600 feet drilled) at a cost of $2.1 million, an increase of $10.1 million.

The Company expensed $9.7 million of exploration costs at Hycroft during 2011 compared to $17.3 million in 2010, a decrease of $7.6 million. Hycroft drilling and exploration programs in the 2011 period consisted of $27.0 million in total drilling costs, of which $11.8 million was capitalized for drilling and assaying related to mine planning associated with the Hycroft mill and oxide expansion projects, $5.4 million was capitalized for drilling to delineate and develop the ore body within existing proven and probable reserve regions of the Brimstone pit, and $9.7 million of 2011 drilling and exploration costs were expensed. In 2010, Hycroft drilling costs totaled $23.8 million, of which $6.5 million was capitalized for development drilling and assaying to delineate and develop the ore body within existing proven and probable reserve regions of the Brimstone pit and $17.3 million was expensed.

Development costs totaled $2.9 million in 2011 compared to $2.5 million in the same period of 2010, an increase of $0.4 million. Development costs in 2011 were attributable to engineering and consulting work to convert the sulfide mineralized material to proven and probable reserves and in 2010 development costs were attributable to metallurgical testing and engineering work performed outside of existing proven and probable reserves.

Exploration, development, and land holding costs increased $19.2 million in 2010 to $25.0 million compared to $5.8 million in the same period of 2009. The 2010 exploration and land holding costs discussed above, increased from 2009 as the Company initiated a significant 2010 exploration program at Hycroft to infill the Brimstone and Vortex zones, perform step out drilling in the Central zone, and gain data to convert mineralized material to proven and probable reserves. For the year ended December 31, 2010, the Hycroft drilling programs consisted of approximately 396 drill holes (333,248 feet drilled) compared to approximately 123 drill holes (94,000 feet drilled) in 2009. Development costs associated with increasing the mineralized material at Hycroft increased $2.2 million in 2010 to $2.5 million compared to $0.3 million 2009.

Corporate general and administrative costs

Corporate general and administrative costs increased $1.3 million in 2011 to $18.6 million compared to $17.3 million in the same period of 2010. The increase was largely due to an additional $2.2 million of compensation and benefit costs for employees associated with an approximate 40% increase in staff levels at the corporate office and an additional $1.2 million for legal fees for general corporate purposes, which was offset by a decrease of $2.0 million in stock-based compensation costs for directors compared to the same period of 2010. Stock based compensation for directors decreased primarily as fewer DPUs were granted in 2011 compared to 2010.

Corporate general and administrative costs increased $5.2 million in 2010 to $17.3 million compared to $12.1 million in the same period of 2009. The increase was largely due to an increase of $2.3 million in stock-based compensation costs for directors as a result of additional DPU grants and an approximate 75% increase in the Company’s 2010 year-end share price compared to 2009. In 2010, the Company recorded an additional $1.8 million of compensation and benefit costs for employees associated with an approximate 45% increase in staff levels at the corporate office.

Accretion

Allied Nevada recorded accretion expense of $0.5 million, $0.4 million, and $0.4 million during the years ended December 31, 2011, 2010, and 2009, respectively. Accretion expense in all years was based upon a credit adjusted risk-free rate of approximately 6%.

Interest income and expense

Allied Nevada earned $0.5 million, $0.1 million, and $49,000 in interest income from both our liquid savings and restricted cash accounts during the years ended December 31, 2011, 2010, and 2009, respectively. Additional interest income was recorded in 2011 due to increased interest rates earned on our cash equivalent deposits.

The Company recorded $0.7 million of interest expense in 2011 compared to no interest expense in the same period of 2010. Interest expense during 2011 was primarily attributable to amounts that were not capitalized pursuant to ASC 835 related to capital lease obligations and the payment of standby fees associated with the line of credit entered into in May of 2011.

The Company did not record any interest expense in 2010 compared to $1.0 million in the same period of 2009. The decrease was due to increased capitalized interest in 2010 and repayment of the Ionic loan in September 2009.

Loss due to change in value of equity-linked financial instruments

There was no change in value of equity-linked financial instruments during 2011 or 2010, compared to a $5.2 million non-cash loss due to a change in fair value of warrants in 2009. The loss due to change in value of equity-linked financial instruments in the 2009 period was attributable to the exercise or forfeiture of all warrants issued in the Company’s July 2007 private placement prior to July 2009.

Net foreign exchange gain

In 2011, the Company recorded a nominal foreign exchange gain compared to $3.1 million in 2010. Foreign exchange gains in 2010 were attributable to converting CDN $265.6 million of net proceeds received from the June 2010 offering to U.S. dollars due to the average Canadian dollar to U.S. dollar exchange rate on conversions being approximately 1% higher than the exchange rate on the date the offering proceeds were received.

During 2009, the Company recognized a foreign exchange gain of $0.5 million consisting of a $1.2 million foreign exchange gain on converting nearly all of the net proceeds from an August 2009 offering from Canadian to U.S. dollars, a foreign exchange gain of $0.3 million based upon the change in exchange rates between the Canadian and U.S. dollar and the Company’s average net Canadian dollar asset position, and a loss of $1.0 million on the repayment of the Ionic term loan, which was denominated in Canadian dollars.

Gain on sale of mineral property

The Company recognized a $1.1 million gain on the sale of a mineral property during 2011 in which a mineral property was sold in exchange for shares of common stock in International Enexco Limited. There were no comparable mineral property sales in either 2010 or 2009.

Other income

The Company recognized $0.4 million of other income during 2011 which primarily consisted of a $0.4 million unrealized gain to record the change in fair value of the shares received in the mineral property sale discussed above.

Other income during 2010 was primarily attributable to $0.3 million of gains from the recognition of advanced minimum royalties after exploration rights were returned to the Company by joint venture partners.

The Company recorded a nominal amount of other income in 2009 primarily related to gains from the recognition of advanced minimum royalties after exploration rights were returned to the Company by joint ventures.

Income tax (expense) benefit

Income tax expense totaled $6.3 million in 2011 as the Company’s provision for income taxes included a charge of $15.1 million computed at the federal statutory income tax rate, which was offset by a $7.7 million depletion deduction in excess of tax basis, and a $1.0 million basis adjustment.

Income tax benefit totaled $7.1 million in 2010, which included a charge of $9.5 million computed at the federal statutory income tax rate that was offset by an $11.5 million reduction in the Company’s valuation allowance for deferred tax assets, a depletion deduction in excess of tax basis of $3.7 million, and $1.4 million of other deductions.

In 2009, income tax benefit totaled $17.9 million as the Company recorded an income tax benefit of $1.5 million and a reduction to the valuation allowance for deferred tax assets of $16.4 million.

Net income

For the reasons described above, we reported net income of $36.7 million, $34.1 million, and $8.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Financial Position, Liquidity and Capital Resources

Cash provided by (used in) operating activities

Net income was $36.7 million, $34.1 million, and $8.5 million in 2011, 2010, and 2009, respectively, for the reasons discussed in the Operations and Financial Results of Operations sections above.

Depreciation and amortization was $7.0 million, $7.0 million, and $3.1 million in 2011, 2010, and 2009, respectively, for the reasons discussed in the Financial Results of Operations section above.

Stock-based compensation recorded for equity based awards granted to the Company’s employees and directors was $6.6 million, $8.4 million, and $5.8 million in 2011, 2010, and 2009, respectively. Stock-based compensation recorded for DPUs decreased $2.0 million in 2011 as fewer DPUs were granted compared to 2010. Stock-based compensation recorded for DPUs in 2010 increased from 2009 due to an approximate 75% increase in the Company’s 2010 year-end share price compared to 2009 and the granting of more DPUs in 2010. Stock-based compensation recorded for employees of the Company remained comparable during 2011, 2010, and 2009, totaling $4.0 million, $4.1 million, and $3.8 million, respectively.

Deferred taxes resulted in $4.1 million of cash provided by operating activities in 2011 and $7.1 million and $17.9 million of cash used in operating activities in 2010 and 2009, respectively. In 2011, the Company recorded a $6.3 million provision for income taxes which included a $4.1 million non-cash charge to deferred tax assets. In 2010, the Company recorded a $7.1 million benefit for income taxes which included an $11.5 million reduction in the Company’s valuation allowance for deferred tax assets and a $4.4 million non-cash charge to deferred tax assets. In 2009, the Company recorded an income tax benefit of $1.5 million and a reduction to the valuation allowance for deferred tax assets of $16.4 million.

Loss due to change in fair value of equity linked financial instruments was $5.2 million in 2009 for the reasons discussed in the Financial Results of Operations section above. There were no comparable transactions in 2011 or 2010.

Gain on sale of mineral property was $1.1 million in 2011 for the reasons discussed in the Financial Results of Operations section above. There were no comparable transactions in 2010 or 2009.

Cash used in producing precious metals and acquiring supplies inventories was $16.8 million, $3.0 million, and $3.9 million during 2011, 2010, and 2009, respectively. Cash used in 2011 increased due to an approximate 14,300 ounce increase in in-process inventory and a $5.6 million increase in supplies inventory compared to 2010. Cash used in 2010 was due to a $1.8 million increase in supplies inventory and an increase in the average cost of in-process inventory compared to 2009.

Cash used in placing ore on leach pads was $22.1 million, $14.0 million, and $27.8 million during 2011, 2010, and 2009, respectively. Cash used in 2011 is attributable to an approximate 14,400 ounce increase in the number of ounces on the leach pad at yearend that were placed at a higher average cost than ounces placed in 2010. Cash used in 2010 is attributable to an approximate 5,100 ounce increase in the number of ounces on the leach at yearend that were placed at a higher average cost than ounces placed in 2009.

Cash provided by the decrease in prepaids and other was $1.2 million in 2011 compared to cash used in increases in prepaids and other of $3.5 million and $2.7 million during 2010 and 2009, respectively. The decrease in prepaids and other in 2011 compared to 2010 is due to decreases of $3.0 million in deposits for mining equipment and $0.8 million in income taxes receivable which were offset by increases of $1.3 million in state claim fees receivable, $0.7 million in prepaid major equipment repairs, and $0.7 million in general prepaids of the Company. The increase in prepaids and other in 2010 compared to 2009 was due to increases of $3.4 million in deposits for mining equipment and $0.8 million in income taxes receivable which were offset by a $1.2 million decrease in general prepaids of the Company.

Cash provided by increases in accounts payable and accrued liabilities was $2.6 million, $2.8 million, and $4.7 million during 2011, 2010, and 2009, respectively. Cash provided in 2011 was due to an increase of $1.4 million in the year end accounts payable balance and a $0.6 million accrual for income taxes payable, for which there was no comparable item in 2010. Cash provided decreased in 2010 compared to 2009 as the increase in the 2010 accounts payable and accrued liabilities balances were less than increases in the previous year.

Cash provided by operating activities was $17.4 million and $24.3 million in 2011 and 2010, respectively, and cash used in operating activities was $23.8 million in 2009, for the reasons described above.

Cash used in investing activities

Additions to plant and equipment were $44.2 million, $27.2 million, and $6.7 million in 2011, 2010, and 2009, respectively. In 2011 and 2010, expansion projects at the Hycroft Mine included increasing the mining rate utilizing a larger fleet and increasing oxide ore processing capabilities through increased leach pad capacity and solution processing at the Merrill Crowe plant. As a result, the Company had 2011 cash purchases of $16.4 million for mobile mine equipment, $11.6 million for leach pad expansions, $7.9 million for a new truck shop, $1.5 million for power supply improvements, and $6.8 million of other plant and equipment additions. In 2010, the Company’s cash purchases included $9.9 million for mobile mine equipment, $8.9 million for leach pads, $1.3 million for electrical equipment, and $3.6 million of other plant and equipment additions. In 2009, the Company purchased $6.7 million of mobile mine equipment to increase the mining rate at Hycroft.

Additions to mine development were $37.3 million, $9.8 million, and $3.2 million in 2011, 2010, and 2009, respectively. In 2011, the Company had mine development additions of $15.5 million for pre-production stripping costs related to preparing a new pit (Cut-5) to be mined during the year, $11.8 million for drilling and assaying related to mine planning associated with the Hycroft mill and oxide expansion projects, $5.4 million for reserve verification drilling and assaying to delineate and develop ore bodies within existing proven and probable reserve regions of the Brimstone pit, and $4.6 million for engineering and professional services related to permitting actions at Hycroft. In 2010, the Company spent $6.5 million for development drilling and assaying to delineate and develop ore bodies within existing proven and probable reserve regions of the Brimstone pit and $3.3 million for engineering and professional services related to permitting actions at Hycroft. In 2009, $3.2 million was spent for Hycroft mine development drilling and assaying to develop and delineate ore bodies within existing proven and probable reserve regions of the Brimstone pit.

Increases in restricted cash were $3.8 million, $1.0 million, and $1.4 million in 2011, 2010, and 2009, respectively. The Company’s restricted cash was increased to support surety bonds for the benefit of the Bureau of Land Management (BLM) which allowed the Company to continue operations at the Hycroft Mine.

Cash used in investing activities was $85.3 million, $37.8 million, and $11.1 million for the years ended December 31, 2011, 2010, and 2009, respectively, for the reasons described above.

Cash provided by financing activities

Proceeds on issuance of common stock were $0.8 million, $279.2 million, and $117.4 million in 2011, 2010, and 2009, respectively, due to exercises of stock options and warrants, a 2010 public offering, and a 2009 share issuance through an underwritten agreement. The Company received $0.8 million, $7.0 million, and $25.9 million in cash proceeds from the exercise of options and warrants in 2011, 2010, and 2009, respectively. In June 2010, the Company issued 13,500,000 shares of its common stock in a public offering and received gross proceeds of approximately $272.2 million. In August 2009, the Company issued 11,150,000 shares of common stock through an underwriting agreement which resulted in cash proceeds of $91.5 million.

Payments of share issuance costs were $17.9 million and $5.2 million in 2010 and 2009, respectively. The Company incurred $17.9 million of costs in connection with the June 2010 offering and $5.2 million of costs in connection with the August 2009 issuance of shares in the above underwriting agreement. There were no comparable share issuance costs in 2011.

Proceeds from term loan were $6.3 million in 2009 due to the Company borrowing from Ionic pursuant to a 2009 CDN dollar Credit Agreement. The Company did not receive any loan proceeds in 2011 or 2010.

Proceeds from sale-leaseback agreement were $9.5 million during 2011 due to the completion of a sale-leaseback agreement. There were no comparable transactions in 2010 or 2009.

Repayment of term loan was $7.4 million in 2009 as the Company repaid amounts borrowed from Ionic pursuant to a 2009 CDM dollar Credit Agreement. There were no repayments of term loans in 2011 or 2010.

Repayments of principal on capital lease obligations were $5.6 million, $1.6 million, and $1.1 million in 2011, 2010, and 2009, respectively. Repayments of principal on capital lease obligations increased in 2011 as the company entered into twelve additional capital leases for mining equipment during the year. Repayments of principal on capital lease obligations increased in 2010 compared to 2009 as the Company entered into four additional capital leases in 2010.

Cash provided by financing activities was $5.0 million, $259.8 million, and $110.0 million for 2011, 2010, and 2009, respectively, for the reasons described above.

Working capital and cash and cash equivalents

At December 31, 2011, working capital was $335.9 million compared to working capital of $388.9 million at December 31, 2010. The $53.0 million decrease in working capital was attributable to a $62.8 million decrease in cash and cash equivalents, a $12.8 million increase in accounts payable and accrued liabilities, a $7.1 million increase in current capital lease obligations, and a $2.9 million decrease in current deferred tax assets, which was partially offset by an $14.9 million increase in ore on leach pads and an $18.3 million increase in precious metals and supply inventories.

At December 31, 2011, we had cash and cash equivalents totaling $275.0 million. All cash equivalents were invested in high quality short-term money market instruments, including government securities and certificates of deposit. At December 31, 2011, we had no funds invested in asset-backed commercial paper.

Revolving Credit Facility

In May 2011, the Company entered into a three-year $30.0 million revolving credit agreement that matures in May 2014. The revolving credit facility is collateralized by substantially all of the assets of the Company. The interest rate on drawdowns is at either an applicable rate plus a base rate or an applicable rate plus LIBOR with the applicable rate determined by financial ratios of the Company. The Company has the ability to repay any borrowings under the facility in part or entirety at any time without penalty. The Company is required to pay a standby fee, dependent on financial ratios, on undrawn amounts under the revolving credit facility. The credit agreement contains various covenants related to net worth, interest coverage and leverage ratios, and contains limitations on dividends. The Company was in compliance with all covenants as of December 31, 2011.

At December 31, 2011, no amount was outstanding on the revolving credit facility.

Shelf Registration Statement

In May 2010, we filed with the Securities and Exchange Commission (the “SEC”) a shelf registration statement on Form S-3 which enables the Company to issue an indeterminate number or amount of common stock and warrants from time to time at indeterminate prices. It also included the resale of an indeterminate amount of common stock, preferred stock and debt securities from time to time upon exercise of warrants or conversion of convertible securities.

Expected 2012 cash flows

Our operating cash flows vary with prices realized from gold and silver sales, our sales volumes, production costs, income taxes, and other working capital changes and factors. Based on current mine plans and subject to future gold and silver prices, we expect estimated operating cash flows for the 2012 year, together with our existing cash and cash equivalent balances, equipment financing commitments, and amounts available under the revolving line of credit, will be sufficient to meet our expected capital expenditures, expected lease payments, and other cash and capital requirements.

Off-Balance Sheet Arrangements

Allied Nevada has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

Allied Nevada’s contractual obligations at December 31, 2011 are summarized as follows (in thousands):

		Payments Due by Period
		Less than	1 – 3	3 – 5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Capital lease obligations (1)	$49,928	$12,497	$23,363	$14,068	$—
Operating lease obligations	407	187	220	—	—
Remediation and reclamation obligations (2)	13,672	339	618	1,129	11,586
Property option and claim maintenance obligations (3)	13,628	1,136	5,073	2,993	4,426
Purchase obligations (4)	80,478	80,478	—	—	—

Total Commitments	$158,113	$94,637	$29,274	$18,190	$16,012

(1)	Amount represents principal and interest payments. For more information regarding capital lease obligations see Note 12 to the Consolidated Financial Statements.
(2)

Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted. Pursuant to these environmental regulations, the Company is required, upon cessation of operations, to reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. For more information regarding remediation and reclamation liabilities see Note 13 to the Notes to Consolidated Financial Statements.

(3)	Includes BLM and county claim fees and a 4% net profits royalty on Crofoot claims at the Hycroft Mine.
(4)

Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations primarily represent obligations for the purchase of capital items associated with the mill expansion, which include, haul trucks, drills, crushers, and a shovel. The Company has the ability to cancel certain purchase obligations subject to the terms of the individual vendor agreements, which may include penalties. It is expected that a portion of these commitments will acquired under capital lease.

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

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 indefinitely defers certain provisions of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income by component. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Subsequent Events

Approval of Reclamation Cost Estimate

In January 2012, we received a notification from the Bureau of Land Management (“BLM”) of a revised total reclamation cost estimate of $23.3 million from a previous estimate of $20.6 million to expand mining operations and address exploration disturbance at the Hycroft Mine. Accordingly, in January 2012, the Company increased its surety bond for the benefit of the BLM by $2.6 million, which was collateralized by restricted cash of the same amount.

Agreement to Acquire Processing Equipment

In February 2012, the Company entered into an $82.3 million agreement for the acquisition, assembly, and commissioning of long lead time equipment for the crushing and milling circuits through to flotation for the mill expansion at Hycroft. This agreement includes two semi-autogenous grinding mills, three ball mills, and one regrind mill. The Company is able to cancel the agreement but would be required to pay certain vendor cancellation charges pursuant to the terms of the agreement, which include project costs incurred and an overhead margin and profit margin.

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

Although Allied Nevada has no debt outstanding, the Company has entered into capital lease agreements for mine equipment as described in Note 12 to the Consolidated Financial Statements. Each capital lease generally has a 60 month term and a fixed lease payment. The Company has also entered into a $30.0 million revolving credit agreement that matures in May 2014, of which no amounts were outstanding as of December 31, 2011. As of December 31, 2011, we had a balance of cash and cash equivalents of $275.0 million. If and to the extent that these funds were invested in interest bearing instruments during the entire year ended December 31, 2011, a hypothetical 1% decrease in the rate of interest earned on these funds would affect our income for the year ended December 31, 2011 by approximately $0.5 million, which is the amount of interest income earned in 2011, as the Company’s actual rate of interest earned was less than 1% per annum. Additionally, we do not have any investments in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Allied Nevada is not a party to any market risk sensitive investments; as such term is defined in Item 305 of Regulation S-K, promulgated under the Exchange Act.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Allied Nevada Gold Corp.

Reno, Nevada

We have audited the accompanying consolidated balance sheets of Allied Nevada Gold Corp. and subsidiaries (collectively, the “Company,”) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2011, 2010, and 2009. We also have audited Allied Nevada Gold Corp.’s internal control over financial reporting as of December 31, 2011, based upon the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Allied Nevada Gold Corp.’s management is responsible for these financial statements and for maintaining effective internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting, based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Nevada Gold Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011, 2010, and 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Allied Nevada Gold Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

/s/ Ehrhardt Keefe Steiner & Hottman PC

February 24, 2012

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making the assessment, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on that assessment, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on such criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Scott A. Caldwell	/s/ Hal D. Kirby
Scott A. Caldwell	Hal D. Kirby
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 24, 2012

ALLIED NEVADA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share amounts)

	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$275,002	$337,829
Inventories - Note 4	28,305	9,978
Ore on leachpads, current - Note 5	64,230	49,357
Prepaids and other	6,687	7,405
Deferred tax asset, current - Note 6	1,795	4,655

Current assets	376,019	409,224

Restricted cash - Note 7	18,798	15,020
Ore on leachpads, non-current - Note 5	11,320	—
Plant and equipment, net - Note 8	135,244	66,081
Mine development - Note 9	55,450	18,874
Other assets, non-current	5,838	2,292
Mineral properties - Note 10	41,064	35,522
Deferred tax asset, non-current - Note 6	13,473	20,339

Total assets	$657,206	$567,352

Liabilities:
Accounts payable	$26,283	$14,924
Amounts due to related parties - Note 11	31	7
Accrued liabilities and other - Note 17	3,166	1,732
Capital lease obligations, current - Note 12	10,306	3,215
Asset retirement obligation, current - Note 13	339	463

Current liabilities	40,125	20,341

Capital lease obligations, non-current - Note 12	34,245	11,104
Asset retirement obligation, non-current - Note 13	8,387	6,303
Other accrued liabilities, non-current - Note 14	9,327	6,850

Total liabilities	92,084	44,598

Commitments and Contingencies - Note 21

Shareholders’ Equity:
Common stock, $0.001 par value - Note 15 Shares authorized: 2011 - 200,000,000 and 2010 - 100,000,000 Shares issued and outstanding: 2011 - 89,646,988 and 2010 - 88,958,989	90	89
Additional paid-in-capital	589,012	583,354
Accumulated deficit	(23,980)	(60,689)

Total shareholders’ equity	565,122	522,754

Total liabilities and shareholders’ equity	$657,206	$567,352

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONSOLIDATED STATEMENTS OF INCOME

(US dollars in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenue - Note 16	$152,029	$130,930	$43,204

Operating expenses:
Production costs	56,045	57,713	25,666
Depreciation and amortization	6,984	6,972	3,132

Total cost of sales	63,029	64,685	28,798

Exploration, development, and land holding costs	28,174	24,969	5,805
Accretion - Note 13	450	442	394
Corporate general and administrative	18,593	17,299	12,104

Income (loss) from operations	41,783	23,535	(3,897)

Interest income	473	145	49
Interest expense	(712)	—	(1,030)
Loss due to change in value of equity-linked financial instruments - Note 24	—	—	(5,152)
Net foreign exchange gain	4	3,067	536
Gain on sale of mineral property	1,097	—	—
Other income	413	269	62

Income (loss) before income taxes	43,058	27,016	(9,432)

Income tax (expense) benefit - Note 6	(6,349)	7,112	17,883

Net income	$36,709	$34,128	$8,451

Earnings per share:
Basic - Note 20	$0.41	$0.41	$0.13
Diluted - Note 20	$0.40	$0.41	$0.13

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:

Net income	$36,709	$34,128	$8,451

Adjustments to reconcile net income for the period to net cash provided by (used in) operating activities:
Depreciation and amortization	6,984	6,972	3,132
Accretion	450	442	394
Stock-based compensation	6,562	8,375	5,755
Foreign exchange loss	—	—	1,018
Deferred taxes	4,116	(7,111)	(17,883)
Loss due to change in fair value of equity-linked financial instruments	—	—	5,152
Gain on sale of mineral property	(1,097)	—	—
Other non-cash items	(397)	(269)	27

Changes in operating assets and liabilities:
Inventories	(16,843)	(3,035)	(3,992)
Ore on leach pads	(22,074)	(14,008)	(27,778)
Prepaids and other assets	1,194	(3,493)	(2,673)
Asset retirement obligation	(775)	(470)	(167)
Accounts payable	1,310	2,490	4,307
Accrued liabilities and other	1,282	274	440

Net cash provided by (used in) operating activities	17,421	24,295	(23,817)

Cash flows from investing activities:
Additions to plant and equipment	(44,205)	(27,209)	(6,664)
Additions to mine development costs	(37,349)	(9,816)	(3,210)
Additions to mineral properties	(114)	—	—
Increases in restricted cash	(3,778)	(954)	(1,429)
Proceeds from other investing activities	183	131	200

Net cash used in investing activities	(85,263)	(37,848)	(11,103)

Cash flows from financing activities:
Proceeds on issuance of common stock	815	279,240	117,388
Payments of share issuance costs	—	(17,886)	(5,193)
Excess tax benefit from stock-based awards	796	—	—
Proceeds from term loan	—	—	6,348
Proceeds from sale-leaseback agreement	9,471	—	—
Repayment of term loan	—	—	(7,366)
Payment of loan costs	(476)	—	(87)
Repayments of principal on capital lease agreements	(5,591)	(1,553)	(1,100)

Net cash provided by financing activities	5,015	259,801	109,990

Net increase (decrease) in cash and cash equivalents	(62,827)	246,248	75,070
Cash and cash equivalents, beginning of year	337,829	91,581	16,511

Cash and cash equivalents, end of year	$275,002	$337,829	$91,581

Supplemental cash flow disclosures:
Cash paid for interest	$1,167	$440	$1,050
Cash paid for income taxes	—	800	—

Non-cash financing and investing activities
Shares issued in satisfaction of liability for equity-linked financial instruments	—	—	9,484
Mining equipment acquired by capital lease - Note 12	35,823	9,873	4,105
Mining equipment acquired by accounts payable additions	10,047	—	—
Mineral properties increase from deferred tax adjustment	5,611	—	—
Marketable equity securities received from a mineral property sale	1,097	—	—

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(US dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2008	57,433,144	$57	$195,381	$(101,832)	$93,606
Shares issued under warrant exercises	3,780,850	4	28,835	—	28,839
Cumulative effect related to the adoption of ASC 815-40 - Note 24	—	—	(2,896)	(1,436)	(4,332)
Shares issued under stock option plans	1,461,273	2	6,445	—	6,447
Shares issued in public offering	11,150,000	11	91,499	—	91,510
Share issuance costs	—	—	(5,193)	—	(5,193)
Stock-based compensation and
RSU plan share issuances	12,000	—	3,776	—	3,776
Stock option plan shares subscribed	—	—	76	—	76
Net income	—	—	—	8,451	8,451

Balance, December 31, 2009	73,837,267	$74	$317,923	$(94,817)	$223,180

Shares issued under stock option plans	1,471,623	1	7,042	—	7,043
Shares issued in public offering	13,500,000	14	272,183	—	272,197
Share issuance costs	—	—	(17,886)	—	(17,886)
Stock-based compensation and
RSU plan share issuances	150,099	—	4,092	—	4,092
Net income	—		—	34,128	34,128

Balance, December 31, 2010	88,958,989	$89	$583,354	$(60,689)	$522,754

Shares issued under stock option plans	177,541	—	815	—	815
Stock-based compensation and
RSU plan share issuances	510,458	1	4,047	—	4,048
Utilization of excess tax benefits	—	—	796	—	796
Net income	—	—	—	36,709	36,709

Balance, December 31, 2011	89,646,988	$90	$589,012	$(23,980)	$565,122

The accompanying notes are an integral part of these statements.

1. Basis of Presentation and Nature of Operations

The Consolidated Financial Statements of Allied Nevada Gold Corp. and its subsidiaries (collectively, “Allied Nevada” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States. The results of operations are not necessarily indicative of the operating results of future years.

Allied Nevada is a U.S. based gold producer focused on mining, development, and exploration properties in the State of Nevada. Allied Nevada’s Operating Property, the Hycroft Mine, and its Advanced Exploration and Other Exploration Properties are located in the State of Nevada.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units of production amortization calculations; environmental, reclamation and closure obligations; estimates of fair value for asset impairments; estimates of recoverable gold and classification of current as compared to long-term in leach pad inventories; net realizable value of ore on leach pads; and the valuation allowances for deferred tax assets. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Allied Nevada Gold Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company has not identified any variable interest entities as defined by Accounting Standards Codification 810-10.

Reclassifications

Certain reclassifications have been made to the prior period Consolidated Financial Statements to conform to the current period presentation. The Company reclassified project development expenses from Corporate general and administrative to Exploration, development, and land holding costs for the years ended December 31, 2010 and 2009, respectively. The Company reclassified stock based compensation for DPUs from changes in Accrued liabilities and other to Stock-based compensation in the Consolidated Statement of Cash Flows for the years ended December 31, 2010 and 2009, respectively. These reclassifications had no effect on previously reported cash flows or net income.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are invested in a highly liquid money market fund. Restricted cash is excluded from cash and cash equivalents and is listed separately in non-current assets.

Ore on Leach Pads, In-process Inventory and Precious Metals Inventory

The recovery of gold from the Hycroft Mine’s oxide ore is accomplished through a heap leaching process that utilizes a Merrill-Crowe zinc precipitation (“Merrill-Crowe process”) and a carbon in column process (“CIC process”) method to recover precious metals from the leach pad’s pregnant solution. The Company maintains four categories of metals inventories: ore on leach pads; in-process inventory for the Merrill-Crowe plant; in-process inventory for the CIC process; and precious metals inventory. Because the value of our crusher stockpiles are immaterial, these values are included in ore on leach pads. The Company does not currently maintain separate stockpiles of low grade, mineralized material. The recovery of precious metals using the Merrill-Crowe process is completed at the Hycroft Mine and the end product is a doré containing precious metals. The recovery of precious metals utilizing the CIC process method is accomplished through on-site carbon columns and the shipping of loaded carbon offsite to be processed, resulting in the production of doré containing precious metals. The doré from both process methods is classified as precious metals inventory until sold.

Ore on leach pads

The recovery of gold from the Hycroft Mine’s oxide ore is accomplished through the heap leaching process. Under this method, oxide ore is placed on leach pads where it is treated with a chemical solution throughout the production phase of the mine, which dissolves the gold contained in the ore over time. The heap leach process ends with the production of a “pregnant” solution which contains the dissolved precious metals. The pregnant solution is further processed through conventional methods, including the

Merrill-Crowe and CIC process methods, which are treated as separate stages of work-in-process inventories. Costs are added to ore on leach pads based on current mining and processing costs, including applicable depreciation, depletion and amortization relating to mining and processing operations. Costs are transferred from ore on leach pads to subsequent stages of work-in-process inventories as the pregnant solution is treated by the conventional processing methods. Ore on leach pads are carried at the lower of average cost or market. The Company’s estimate of ore on leach pads not expected to be recovered within the next 12 months is classified as non-current.

In-process Inventory

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes currently being used by the Company include a Merrill-Crowe process and a CIC process. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

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

Mine Development

Mine development costs consist primarily of the cost of removing overburden and waste materials (“stripping costs”) incurred prior to production as defined in Accounting Standards Codification 930-330-20, development drilling and assaying costs to delineate an ore body, condemnation drilling and assaying costs for infrastructure planning, and for environmental impact statement and engineering costs. Additionally, interest is capitalized to mine development until the assets are ready for their intended use. The above costs incurred before mineralization is classified as proven and probable reserves are expensed as incurred.

The cost of removing overburden and waste materials to access proven and probable reserves prior to the production phase of a mine are referred to as “pre-production stripping costs” and are capitalized during the development of an open pit mine. Where multiple open pits exist using common processing facilities, pre-stripping costs are capitalized at each pit. Production phase stripping costs are included as a component of inventory.

Drilling, assaying, engineering, and other related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body, converting non-reserve mineralization to proven and probable reserves, infrastructure planning, or supporting the environmental impact statement. All other drilling costs are expensed as incurred. Drilling costs incurred during the production phase for ore control are allocated to inventory costs and then included as a component of cost of sales.

Mine development costs are amortized using the units-of-production (“UOP”) method based upon projected recoverable ounces in proven and probable reserves. Projected recoverable ounces are determined by the Company based upon its proven and probable reserves and estimated metal recovery associated with those reserves.

Mineral Properties

Mineral property acquisition costs are recorded at cost and are deferred until the viability of the property is determined. We currently have one Operating Property, the Hycroft Mine, which is located approximately 54 miles west of Winnemucca, Nevada. Exploration, mineral property evaluation, option payments, related acquisition costs for mineral properties acquired under an option agreement, general overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. When proven and probable reserves are determined for a property, subsequent mine development costs on the property are capitalized. Once a property is in the production phase, capitalized development costs are depleted on the units of production basis determined by the proven and probable reserves for that project.

The Company reviews the cost of mineral properties for impairment whenever events and circumstances indicate that a decline in recoverability of their carrying value may have occurred but in any event not less than annually. Where applicable, management estimates the expected future cash flows of mineral properties and compares such future cash flows to the carrying amount of the mineral properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future net cash flows, the Company will adjust the carrying amount of such mineral properties to fair value. Other factors used to determine fair value include, but are not limited to, estimates of land value of other exploration properties, the value of unproven acreage, the value of advanced minimum royalty agreements, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There were no impairments to the carrying value of mineral properties in 2011, 2010, or 2009.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior undetected agreements or transfers and title may be affected by such defects.

Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment annually, and at interim periods if events or changes in circumstances indicate that the related carrying amounts may not be recoverable, in accordance with Accounting Standards Codification 360-10-35 regarding subsequent measurement of long-lived assets. An impairment is determined to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on the excess carrying value of the impaired asset over fair value. The Company analyzes future discounted cash flows to determine the fair value of its mineral properties. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from such mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties. There were no impairments to long-lived assets in 2011, 2010, or 2009.

Assets under Lease

Assets under lease which in substance transfer the risks and benefits of ownership of the assets to the Company are capitalized under plant and equipment. The assets and the corresponding lease obligations are recorded at the lower of present value of the minimum lease payments or the fair value of the leased assets at the beginning of the lease terms. Such leased assets are subject to depreciation consistent with that for depreciable assets which are owned. Leases which do not meet such criteria are classified as operating leases and the related rentals are charged to the income statement as incurred.

Reclamation and Remediation Costs (Asset Retirement Obligations)

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimates of either the timing or amount of the reclamation and abandonment costs. Changes resulting from revisions to the original fair value of the liability are recognized as an increase or decrease in the carrying amount of the liability and the related asset retirement costs capitalized as part of the carrying amount of the long-lived asset. Such costs include care and maintenance, removal of mining infrastructure, covering disturbed areas, and revegetation of the land. The asset retirement obligation is based on estimated inflation adjusted future reclamation expenditures as of each year end discounted using a credit adjusted risk-free rate of return. The Company reviews, on an annual basis, unless otherwise deemed necessary, its asset retirement obligation in accordance with Accounting Standards Codification 410, “Asset Retirement and Environmental Obligations”.

In addition, the related asset retirement costs is capitalized and amortized on a units-of-production basis.

Sales

The Company recognizes revenue on gold and silver sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, the metal is delivered, the title has been transferred to the customer, and collectability is reasonably assured. In May 2011, the Company changed customers for its metal sales. As a result, during the year ended December 31, 2011, we had two major customers that comprised approximately 73% and 21% of our total sales, respectively. The Company sold 93% of its gold and silver to one customer during 2010.

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

Earnings Per Share

Basic earnings per share amounts are calculated by using the weighted-average number of common shares outstanding during the year. Diluted earnings per share amounts reflect the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted unless their inclusion would be anti-dilutive.

Concentration of Risk

The Company is engaged in the production of gold and silver at its sole operating property, the Hycroft Mine. For the years ended December 31 2011, 2010, and 2009, approximately 92%, 96%, and 98%, respectively, of our sales were attributable to gold. A significant and sustained decrease in the price of gold and/or silver from current levels could have a material and negative impact on the Company’s business, financial condition and results of operations.

The Company has placed substantially all of its cash, cash equivalents, and restricted cash with high quality financial institutions. All cash, cash equivalents, and restricted cash were invested in high quality short-term money market instruments, including government securities and certificates of deposit. At December 31, 2011 and 2010, respectively, we had no funds invested in asset-backed commercial paper. The Company has not experienced any losses on its cash investments.

The Company currently has one operating property, the Hycroft Mine. The Company does not carry business interruption insurance relating to the Hycroft Mine. Accordingly, loss of production at the Hycroft Mine could produce a near-term severe impact to Allied Nevada. Additionally, not all risks that could result in cessation of operations are insurable.

All of the Company’s properties are located in the State of Nevada. Any significant changes to the State of Nevada or BLM regulations could have a negative impact on the Company’s business, financial condition and results of operations.

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

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 indefinitely defers certain provisions of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income by component. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

4. Inventories

The following table summarizes the components of inventories (in thousands):

	December 31,
	2011	2010
In-process inventory	$19,114	$6,159
Precious metals inventory	97	310
Materials and supplies inventory	9,094	3,509

	$28,305	$9,978

The following table summarizes the estimated recoverable ounces in in-process inventory and precious metals inventory:

	December 31,
	2011	2010
In-process inventory	26,330	11,560
Precious metals inventory	130	560

	26,460	12,120

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

5. Ore On Leachpads

The following table summarizes ore on leach pads and estimated recoverable ounces:

	December 31,
	2011	2010
Current:
Ore on leach pads (in thousands)	$64,230	$49,357
Estimated recoverable ounces	77,880	77,265

Non-current:
Ore on leach pads (in thousands)	$11,320	$—
Estimated recoverable ounces	13,745	—

Ore on leach pads is carried at the lower of average cost or market. Cost includes mining and process costs including mine site overhead, production phase stripping costs, and depreciation and amortization relating to mining and process operations. Non-current ore on leach pads represents our estimate of ounces that the Company does not expect to recover within the next year. Costs are removed from ore on leach pads as ounces are sold based on the average cost per estimated recoverable ounce of gold on the leach pad.

6. Income Taxes

The Company’s income (loss) before income taxes is as follows (thousands):

	December 31,
	2011	2010	2009
United States	$43,058	$27,016	$(9,432)

Total income (loss) before income taxes	43,058	27,016	(9,432)

The components of the Company’s provision (benefit) for income taxes are as follows (in thousands):

	December 31,
	2011	2010	2009
Current:
Federal	$2,233	$—	$—
Deferred:
Federal	4,116	4,354	(1,490)
Change in valuation allowance	—	(11,466)	(16,393)

Total provision (benefit) for income taxes	$6,349	$(7,112)	$(17,883)

The components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2011	2010
Current deferred tax assets
Unrealized gains and other	$734	$275
Inventory	1,092	—
Net operating loss	—	6,970

Total current deferred tax assets	1,826	7,245
Valuation allowance	(31)	(2,590)

Net current deferred tax assets	1,795	4,655

Non-current deferred tax assets
Property—tax basis in excess of book	3,111	19,638
Stock-based compensation	6,104	5,358
Net operating loss	—	4,290
Accrued reclamation	3,054	2,369
Credits and other	1,437	—

Total non-current deferred tax assets	13,706	31,655
Valuation allowance	(233)	(11,316)

Net non-current deferred tax assets	13,473	20,339

Total net deferred tax assets	$15,268	$24,994

In 2011, the Company recorded a deferred tax liability of $5.6 million and a corresponding increase to mineral properties to recognize the impact of the difference between the tax and accounting book values of acquired mineral properties. This deferred tax liability was not recorded upon the initial acquisition of the affected mineral properties. In conjunction with this item, the Company also reduced the property deferred tax asset in the amount of $13.6 million that was recorded due to prior year impairments of the same property, along with a requisite decrease in the valuation allowance which had been in place against that deferred tax asset. Management does not believe that the adjustment is material to the period affected or the periods presented in this Form 10-K.

A reconciliation of income taxes computed at the United States Federal statutory tax rate to income tax expense follows (in thousands):

	Years ended December 31,
	2011		2010		2009
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Income taxed at statutory rates (benefit)	$15,071	35.00%	$9,456	35.00%	$(3,301)	(35.00%)
Unrealized loss on warrants	—	—	—	—	1,803	19.12%
Percentage depletion	(7,688)	(17.85%)	(3,672)	(13.59%)	—	—
Basis adjustment	(1,077)	(2.50%)	—	—	—	—
Other	43	0.10%	(1,430)	(5.29%)	8	0.08%
Change in valuation allowance	—	—	(11,466)	(42.44%)	(16,393)	(173.80%)

Income tax provision (benefit)	$6,349	14.75%	$(7,112)	(26.33%)	$(17,883)	(189.60%)

The Company provided a valuation allowance of $0.3 million against its net deferred tax asset of $15.5 million as of December 31, 2011, since it cannot conclude that it is more likely than not that $0.3 million of the net deferred tax assets will be fully realized on future income tax returns. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, projected future taxable income projections and tax planning strategies in making this assessment. The Company will continue to evaluate whether the remaining valuation allowance is needed in future reporting periods.

        The Company has net operating loss carryovers as of December 31, 2011 of $42.4 million for federal income tax purposes and $nil for financial statement purposes. The difference of $42.2 million relates to tax deductions that deviate from compensation expense for financial statement purposes. The benefit of these excess tax deductions will not be recognized for financial statement purposes until the related deductions reduce taxes payable. The net operating loss carryovers may be carried back two years and forward twenty years from the year the net operating loss was generated. The net operating losses will expire in varying amounts from 2019 to 2029.

The Company recorded excess tax benefit on stock compensation of $0.8 million to additional paid in capital for the year ended December 31, 2011.

The Company has alternative minimum tax credit carryforwards as of December 31, 3011 of approximately $1.4 million. These credits do not expire.

On January 1, 2007, the Company adopted Financial Accounting Standards Board ASC 740-10-25 (formerly known as FIN 48), “Accounting for Uncertainty in Income Taxes”. The Company believes that the tax positions taken in the Company’s tax returns satisfy the more-likely-than-not threshold for benefit recognition. Furthermore, a review of the Company’s trial balances suggests that the Company has appropriately addressed the material book-tax differences. The Company is confident that the amounts claimed (or expected to be claimed) in the tax returns reflect the largest amount of such benefits that are greater than fifty percent likely of being realized upon ultimate settlement. Accordingly, no ASC 740-10-25 liabilities have been recorded by the Company as a result of ASC 740-10-25. No penalty or interest would be recorded as the Company is not currently, and has not in the past, been in a taxable income position. The Company’s policy is to recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. Neither interest nor penalties related to uncertain tax positions were accrued at December 31, 2011.

With limited exception, the Company is no longer subject to U.S. federal income tax audits by taxing authorities for tax years 2007 and prior.

7. Restricted Cash

The Company has entered into an insurance-backed financial assurance program which includes a mine reclamation policy and a pollution legal liability policy for the Hycroft Mine. As part of the policy, the Company paid an insurance premium and deposited funds in a commutation account used to reimburse reclamation costs and indemnity claims paid by the Company. The insurance policy will cover reclamation costs in the event the Company’s reclamation costs exceed the insurance policy amount for disturbances existing at the time of policy issuance.

During the years ended December 31, 2011 and 2010, the Company increased its collateral account balances by $4.2 million and $0.9 million, respectively, to support additional surety bonds for the benefit of the Bureau of Land Management (BLM). These additional surety bonds allowed the Company to continue operations at the Hycroft Mine and to expand exploration activities outside of the Hycroft Mine. In 2011, the Company received a reimbursement of $0.5 million related to reclamation costs paid by the Company pursuant to the above reclamation insurance policy.

Changes in the Company’s restricted cash are as follows (in thousands):

	Years ended December 31,
	2011	2010
Balance, beginning of year	$15,020	$14,066
Additions	4,216	908
Reimbursements	(462)	—
Interest	24	46

Balance, end of year	$18,798	$15,020

8. Plant and Equipment

Plant and equipment consist of the following (in thousands):

	Depreciable life or method	December 31,
		2011	2010
Equipment	3 - 10 years	$114,543	$59,965
Buildings and leasehold improvements	3 - 10 years	16,307	4,410
Leach pads	Units of Production	20,622	19,094
Furniture, fixtures, and office equipment	2 - 3 years	1,476	1,049
Vehicles	3 - 5 years	1,835	1,447
Construction in progress and other		16,105	3,981

		170,888	89,946
Less: accumulated depreciation		(35,644)	(23,865)

		$135,244	$66,081

Depreciation expense for the years ended December 31, 2011, 2010, and 2009 totaled $10.8 million, $5.4 million, and $4.1 million, respectively.

Construction in progress consists of capital items which are not yet completed and placed in service. Construction in progress at December 31, 2011 primarily consists of $10.8 million in expenditures for leach pad expansions, $1.9 million in expenditures for electrical upgrades, $0.6 million in expenditures for construction of the mill, and $2.8 million in expenditures for other capital items.

Allied Nevada depreciates its assets primarily using a straight-line basis over the useful lives of the assets ranging from two to ten years. The leach pads are depreciated on a units-of-production method based upon estimated recoverable ounces from proven and probable reserves.

9. Mine Development

The following table reflects the changes in mine development costs (in thousands):

	Years ended December 31,
	2011	2010
Balance, beginning of year	$18,874	$10,389
Additions:
Reserve verification drilling and assaying	5,427	6,667
EIS study and engineering costs	4,574	3,148
Pre-production stripping costs	16,848	—
Condemnation drilling and assaying	11,902	—

Amortization	(2,175)	(1,330)

Balance, end of year	$55,450	$18,874

Mine development costs that benefit an entire ore body are amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves of the ore body. Estimated recoverable ounces are determined by the Company based upon its proven and probable reserves and estimated metal recovery associated with those reserves. When multiple pits exist at a mining complex utilizing common processing facilities, mine development costs are capitalized for each pit and amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves at each pit. In 2011, the Company removed overburden from a second pit and reached the production phase in the fourth quarter of 2011.

10. Mineral Properties

The following table summarizes the Company’s mineral properties and changes during the periods (in thousands):

	Years ended December 31,
	2011	2010
Balance, beginning of year	$35,522	$35,845
Amortization - royalty rights	(183)	(323)
Additions	5,725	—

Balance, end of year	$41,064	$35,522

The recoverability of the carrying values of the Company’s mineral properties is dependent upon the successful start-up and commercial production from, or sale, or lease of, these properties and upon economic reserves being discovered or developed on the properties. The Company believes that the fair value of its mineral properties exceeds the carrying value; however, events and circumstances beyond the control of management may mean that a write-down in the carrying values of the Company’s properties may be required in the future as a result of evaluation of gold mineralized material and application of a ceiling test which is based on estimates of gold mineralized material, exploration land values, future advanced minimum royalty payments and gold prices. Royalty rights of $3.5 million are amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves at the Hycroft Mine. During the year ended December 31, 2011, the Company recorded a $1.1 million gain on the sale of a mineral property with no carrying value, which was sold for shares of International Enexco Limited (Note 23). The Company did not sell any of its mineral properties during the year ended December 31, 2010. As discussed in Note 6, in 2011 the Company recorded a $5.6 million increase to mineral properties to recognize the impact of the difference between the tax and accounting book values of previously acquired mineral properties.

The following table reflects changes to the Company’s significant properties during the periods (in thousands):

	2011			2010
	December 31,	Additions	Amortization	December 31,	Additions	Amortization	January 1,
Pony Creek/Elliot Dome	$14,610	$2,268	$—	$12,342	$—	$—	$12,342
Hycroft Royalty	2,345	—	(183)	2,528	—	(323)	2,851
Maverick Springs	1,682	—	—	1,682	—	—	1,682
Mountain View	303	—	—	303	—	—	303
Hasbrouck/Three Hills	373	114	—	259	—	—	259
Wildcat	218	—	—	218	—	—	218
All other properties	21,533	3,343	—	18,190	—	—	18,190

	$41,064	$5,725	$(183)	$35,522	$—	$(323)	$35,845

11. Related Party Transactions

Provision of Legal Services

Cameron Mingay, an Allied Nevada director who was appointed as an Allied Nevada Director in March 2007, is a partner at Cassels Brock & Blackwell LLP (“Cassels Brock”) of Toronto, Ontario, Canada, which since June 2007 has served as outside counsel to Allied Nevada in connection with Canadian corporate and securities law matters. Allied Nevada has paid Cassels Brock an aggregate of approximately $595,000, $294,000, and $320,000 for legal services rendered during the years ended December 31, 2011, 2010, and 2009, respectively. In addition, approximately $31,000 and $7,000 were owed to Cassels Brock at December 31, 2011 and 2010, respectively.

Director Air Travel

From time to time, Allied Nevada Gold Corp.’s Chairman of the Board of Directors, Robert Buchan, uses a private aircraft owned by Angus Aviation LP. The Company’s use of the aircraft is reimbursed based upon invoices submitted to the Company whereby the Company pays an hourly rate and certain additional charges including landing fees. Mr. Buchan has an ownership interest in Angus Aviation LP and benefits to the extent of his interest in Angus Aviation. For the year ended December 31, 2011, the Company incurred expenses of approximately CDN $95,000, all of which was paid as of December 31, 2011. There were no comparable expenses in 2010 or 2009.

Ionic Credit Facility

In March 2009, the Company entered into a credit agreement with Ionic Capital Corp. (“Ionic”), to borrow CDN$8.0 million. Robert Buchan, Executive Chairman of Allied Nevada’s Board of Directors, as disclosed to the Board of Directors, participated as an investor in the Credit Facility. During 2009, the Company paid interest expense of $0.7 million on the March 2009 Credit Agreement. Additionally, the Company incurred loan costs totaling $0.1 million, which were fully expensed when the Company voluntarily repaid the amounts then outstanding on the Credit Agreement at the end of September 2009.

Sierra Partners Consulting Agreement

Allied Nevada had an Investor Relations Services Agreement with Sierra Partners II LLC (“Sierra”) to assist the Company with its investor relations program and to provide consulting and advisory services regarding the North American investor market. Under terms of the agreement, Sierra received a monthly retainer of $5,000 and reimbursement of reasonable out of pocket fees and expenses. The agreement expired on December 31, 2008 and was renewed in January 2009 on a month-to-month basis. W. Durand Eppler, who was an Allied Nevada director until June 17, 2009, currently serves as President of, and is a partner of, Sierra and, as a result, benefited from this transaction to the extent of his interest in Sierra. For the year ended December 31, 2009, Allied Nevada paid Sierra approximately $91,000.

12. Revolving Credit Facility and Lease Obligations

Revolving Credit Facility

In May 2011, the Company entered into a three-year $30.0 million revolving credit agreement that matures in May 2014. The revolving credit facility is collateralized by substantially all the assets of the Company. The interest rate on drawdowns is at either an applicable rate plus a base rate or an applicable rate plus LIBOR with the applicable rate determined by financial ratios of the Company. The Company has the ability to repay any borrowings under the facility in part or entirety at any time without penalty. The Company is required to pay a standby fee, dependent on financial ratios, on undrawn amounts under the revolving credit facility. The credit agreement contains various covenants related to net worth, interest coverage and leverage ratios, and contains limitations on dividends. The Company was in compliance with all covenants as of December 31, 2011.

The Company incurred loan origination fees of $0.5 million during the origination of the revolving credit facility, which are being amortized to interest expense using the straight-line method over the term of the loan.

At December 31, 2011, no amount was outstanding on the revolving credit facility.

Capital Leases

Assets under capital lease are included in Plant and Equipment (Note 8) and are summarized as follows (in thousands):

	December 31,
	2011	2010
Mine equipment	$54,434	$17,212
Less: accumulated depreciation	(6,975)	(2,471)

Net assets under capital leases	$47,459	$14,741

During the year ended December 31, 2011, the Company entered into twelve additional capital leases for the purchase of mining equipment, one of which was from the completion of a sale-leaseback agreement for a shovel that provided the Company $9.5 million in cash proceeds. The sale-leaseback agreement was completed in December 2011 pursuant to a master lease agreement which contains certain covenants related to debt service ratios, all of which the Company was in compliance with as of December 31, 2011. As of December 31, 2011, the Company had a total twenty one capital leases for mine equipment, most of which have 60-month terms. A 12-month renewal period is included in the 60-month term for one of our capital leases as the Company fully intends to exercise the renewal option. The weighted average implicit interest rate for these capital leases is approximately six percent.

Pursuant to Accounting Standards Codification 835-20, “Capitalization of Interest Costs” (“ASC 835-20”), $1.0 million and $0.4 million of interest expense from capital leases was capitalized during the years ended December 31, 2011 and 2010, respectively. No interest expense was capitalized during the year ended December 31, 2009.

The following table reflects the future minimum lease payments under capital leases as of December 31, 2011 (in thousands):

Fiscal Year	Minimum Lease Payments
2012	$12,497
2013	12,106
2014	11,257
2015	9,709
2016	4,359
Less: interest	(5,377)

Net minimum lease payments under capital leases	44,551
Less: current portion	(10,306)

Non-current portion of net minimum lease payments	$34,245

Operating Leases

The Company has entered into operating leases for facilities at the corporate headquarters. The following table reflects the future minimum lease payments under operating leases as of December 31, 2011 (in thousands):

Fiscal Year	Minimum Lease Payments
2012	$187
2013	194
2014	26

Total payments	$407

During the years ended December 31, 2011, 2010, and 2009, the Company incurred expenses of $0.2 million, $0.1 million, and $0.2 million, respectively, for operating leases.

13. Asset Retirement Obligation

Reclamation obligations are secured by fully collateralized surety bonds and insurance backed surety bonds in amounts determined by applicable federal and state regulatory agencies. These surety bonds and irrevocable standby letters of credit are in turn secured by cash collateral (Note 7).

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

Changes to the Company’s asset retirement obligation are summarized below (in thousands):

	Years ended December 31,
	2011	2010
Balance, beginning of year	$6,766	$6,643
Accretion	450	442
Reclamation expenditures	(775)	(469)
Additions/changes in estimate	2,285	150

Balance, end of year	8,726	6,766
Less: current portion	(339)	(463)

Non-current portion	$8,387	$6,303

Reclamation expenditures for the years ended December 31, 2011 and 2010 totaled $0.8 million and $0.5 million, respectively, and related primarily to demolition and clean-up costs of the Crofoot refinery together with engineering costs for closure of the Crofoot leach pad.

14. Other Accrued Liabilities, Non-Current

As of December 31, 2011, other accrued liabilities totaled $9.3 million, of which $8.5 million was for the Company’s Deferred Phantom Unit Plan (the “DPU Plan”). As of December 31, 2010, other accrued liabilities totaled $6.9 million, of which $6.3 million was for the Company’s DPU Plan.

The DPU Plan was adopted by the Board of Directors in April 2009. An amendment to the DPU Plan was approved by the Company’s shareholders in October 2011 to permit accrued DPUs to continue to be paid out in cash, or at the sole discretion of the Board, shares of the Company’s common stock. The Board of Directors has determined that adoption of the amended DPU Plan is contingent upon a favorable regulatory ruling. Under the DPU Plan, non-employee directors receive a portion of their annual retainer in DPUs quarterly. Each DPU has the same value as one Allied Nevada common share. DPUs must be retained until the director leaves the Board, at which time the value of the DPUs will be paid out in cash, or at the discretion of the Board, shares of the Company’s unissued common stock if the amended DPU Plan is adopted. In the event dividends are declared and paid, additional DPUs would be credited to reflect dividends paid on Allied Nevada’s common shares. Under the amended DPU Plan, a maximum of 300,000 shares of common stock may be issued.

The table below is a summary of the DPU Plan and activity during the following periods:

	Years ended December 31,
	2011	2010
Outstanding, beginning of year	238,000	131,250
Granted	43,869	106,750

Outstanding, end of period	281,869	238,000

The fair value of DPUs granted each period, together with the change in fair value, is expensed. DPU expense recognized during the years ended December 31, 2011, 2010, and 2009 totaled $2.3 million, $4.3 million, and $2.0 million, respectively. The aggregate fair value of the DPUs outstanding at December 31, 2011 and 2010 totaled $8.5 million and $6.3 million, respectively, and the related liabilities are classified as “Other accrued liabilities” in the Consolidated Balance Sheet.

15. Shareholders’ Equity

Common Stock

In October 2011, at the annual meeting of stockholders, the Company’s stockholders approved the authorized share capital of Allied Nevada to be increased from 100,000,000 shares to 200,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2011 and 2010 there were 89,646,988 and 88,958,989 shares of common stock issued and outstanding, respectively.

June 2010 Public Offering

In order to satisfy capital needs of the accelerated mine plan at Hycroft, fund exploration programs, and complete a sulfide mineralization feasibility study, the Company sold and issued 13,500,000 shares of common stock in a public offering in June 2010, which resulted in gross cash proceeds of CDN $283.5 million or approximately $272.2 million based upon the U.S./Canadian dollar exchange rate on the closing date. Aggregate net cash proceeds from the common shares issued pursuant to the public offering were approximately $254.3 million.

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

Allied Nevada’s 2007 Stock Option Plan

The Company’s 2007 Stock Option Plan and the Company’s Restricted Share Plan (the “RSU Plan”) (collectively, the “Plans”) authorize the issuance of up to 5,700,000 shares of common stock under the 2007 Stock Option Plan and 1,200,000 shares of common stock under the RSU Plan. This number is reduced by (i) the number of shares of common stock subject to restricted share rights granted and outstanding under the RSU Plan, (ii) the number of shares of common stock subject to options granted and outstanding under the Company’s 2007 Stock Option Plan, (iii) the number of shares of common stock issued upon the exercise of restricted share rights under the RSU Plan, and (iv) the number of shares of common stock issued from time to time under the 2007 Stock Option Plan.

The table below is a summary of the 2007 Stock Option Plan and activity during the following periods:

	Years ended December 31,
	2011		2010		2009
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	931,930	$4.71	2,358,143	$4.80	3,928,600	$4.76
Canceled/forfeited	(2,000)	2.43	—	—	(324,434)	4.65
Exercised	(154,154)	4.48	(1,426,213)	4.86	(1,246,023)	4.71

Outstanding, end of year	775,776	4.79	931,930	4.71	2,358,143	4.80

Exercisable, end of year	775,776	$4.79	870,929	$4.68	1,106,298	$4.82

At December 31, 2011 there was no unrecognized stock-based compensation cost as all options granted and outstanding were fully vested. At December 31, 2010, and 2009 there was approximately $0.1 million and $1.6 million, respectively, of unrecognized stock-based compensation cost relating to outstanding nonvested options. During 2009, 12,000 stock options were exercised in December and issued in January 2010.

At December 31, 2011, 2010, and 2009 the weighted-average remaining contractual term for outstanding options was 4.4 years, 5.3 years, and 6.0 years, respectively. At December 31, 2011, 2010, and 2009 the weighted-average remaining contractual term for exercisable options was 4.4 years, 5.5 years, and 6.1 years, respectively. The aggregate intrinsic value for all outstanding options was $19.8 million, $20.1 million, and $24.2 million at December 31, 2011, 2010, and 2009, respectively. The aggregate intrinsic value for all exercisable options was $19.8 million, $18.8 million, and $11.4 million at December 31, 2011, 2010, and 2009, respectively. During 2011, the total intrinsic value of options exercised, the total fair value of shares vested during the year, and the total compensation cost recognized in income totaled $4.6 million, $1.8 million, and $43,000, respectively. During 2010, the total intrinsic value of options exercised, the total fair value of shares vested during the year, and the total compensation cost recognized in income totaled $21.1 million, $31.3 million, and $1.6 million, respectively. During 2009, the total intrinsic value of options exercised, the total fair value of shares vested during the year, and the total compensation cost recognized in income totaled $6.5 million, $18.0 million, and $3.5 million, respectively.

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

No options were granted for the years ended December 31, 2011, 2010, or 2009.

Description of the Restricted Share Plan

See description of “Allied Nevada 2007 Stock Option Plan” for the number of shares of common stock that are reserved for issuance under the RSU Plan. A Restricted Share Unit (“RSU”) is granted subject to a restricted period (“Restricted Period”) as determined by the Compensation Committee upon grant. A RSU is exercised automatically and a share of Allied Nevada common stock is issued for no additional consideration on the later of the end of a Restricted Period and in the case of Canadian residents, a date determined by the eligible participant that is after the Restricted Period and before a participant’s retirement date or termination date (a “Deferred Payment Date”).

The table below is a summary of the Restricted Share Plan and activity during the following periods:

	Years ended December 31,
	2011		2010		2009
	Number of RSUs	Weighted Average Grant-Date Fair Value	Number of RSUs	Weighted Average Grant-Date Fair Value	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding, beginning of year	957,901	$10.42	827,500	$6.64	336,000	$4.32
Granted	245,962	30.19	389,400	16.83	509,500	8.09
Exercised	(510,458)	6.99	(150,099)	7.28	(12,000)	4.13
Canceled/forfeited	(124,618)	26.18	(108,900)	8.90	(6,000)	5.78

Outstanding, end of year	568,787	18.59	957,901	10.42	827,500	6.64

Vested, end of year	50,000	$18.80	300,000	$4.35	212,000	$4.34

The table below provides additional detail of grants made under the Restricted Share Plan during the following periods:

	Years ended December 31,
	2011		2010		2009
	Number of RSUs Granted	Weighted Average Estimated Forfeiture Rate	Number of RSUs Granted	Weighted Average Estimated Forfeiture Rate	Number of RSUs Granted	Weighted Average Estimated Forfeiture Rate
RSUs	49,700	5.00%	236,200	5.00%	166,000	5.00%
Performance RSUs	196,262	20.00%	153,200	20.00%	343,500	20.00%

Total	245,962	16.97%	389,400	10.90%	509,500	15.11%

RSUs

RSUs granted during the years ended December 31, 2011, 2010, and 2009, vest in equal one-third installments over three years.

Performance RSUs

Performance RSUs granted during the years ended December 31, 2011, 2010, and 2009, vest over three years and are subject to performance based vesting criteria determined in advance for each year by the Compensation Committee of the Board of Directors. The 2011 measures were based upon ounces of gold sold, a production cost measure, and a discretionary component. The 2010 measures were based upon gold production, a production cost measure, and a discretionary component. The 2009 measures were based upon ounces of gold sold, cost of goods sold, operating cash flow, resource growth, and resource conversion. Consequently, the number of RSUs that vest may be lower than the number of RSUs granted.

RSUs and performance RSUs contain a 5% forfeiture rate based on turnover prior to vesting. Performance RSUs contain an additional 15% forfeiture rate relating to the satisfaction of performance based vesting criteria. At December 31, 2011, 2010, and 2009, the weighted-average remaining vesting period for nonvested RSUs and performance RSUs was 1.4 years, 2.0 years, and 1.5 years, respectively.

The RSU values are based upon the fair value of the Company’s stock on the date of grant, less estimated forfeitures. The restricted share units are expensed over the requisite service periods. The total stock-based compensation expense recognized under the RSU Plan during the years ended December 31, 2011, 2010, and 2009, was $4.0 million, $2.5 million, and $1.0 million, respectively. At December 31, 2011, 2010, and 2009 there was approximately $7.2 million, $7.1 million, and $3.8 million of unrecognized stock-based compensation cost relating to outstanding RSUs, respectively.

The table below provides costs and associated values for RSUs granted pursuant to the Restricted Share Plan:

	Years ended December 31,
	2011	2010	2009
Weighted-average contractual term	3.7 years	3 years	3 years
Total intrinsic value of RSUs exercised (millions)	$17.0	$2.8	$0.1
Total fair value of shares vested during the year (millions)	$7.5	$3.6	$1.7

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

The table below is a summary of changes in the Special Stock Option Plan for the periods indicated:

	Years ended December 31,
	2011		2010		2009
	Number of Special Options	Weighted Average Exercise Price	Number of Special Options	Weighted Average Exercise Price	Number of Special Options	Weighted Average Exercise Price
Outstanding, beginning of year	26,728	$5.28	60,138	$4.41	290,728	$3.23
Canceled/expired	(3,341)	5.70	—	—	(16,705)	2.32
Exercised	(23,387)	3.51	(33,410)	3.86	(213,885)	3.04

Outstanding, end of year	—	—	26,728	5.28	60,138	4.41

Exercisable, end of year	—	$—	26,728	$5.28	60,138	$4.41

At December 31, 2011 all options issued under the Special Stock Option Plan had been exercised or expired. At December 31, 2010 and 2009 all options outstanding under the Special Option Plan were exercisable and had a weighted-average remaining contractual term of 0.6 years and 1.4 years, respectively. The total intrinsic value of Special Options exercised during the years ended December 31, 2011, 2010, and 2009, totaled $0.6 million, $0.6 million, and $1.4 million, respectively.

Warrants

As part of a private placement on July 16, 2007, the Company sold and issued 3,696,000 units, each consisting of one share of the Company’s common stock and common share purchase warrant. The common share purchase warrants entitled the holder thereof to acquire one share of common stock within a two-year exercise period at a CDN$5.75 exercise price. An additional 114,850 warrants were issued to the finder in the private placement to acquire one share of common stock within a two-year exercise period at a CDN $4.60 exercise price. At the beginning of 2009, 3,785,850 of the above warrants were outstanding. During 2009, prior to the warrants’ expiration date of July 16, 2009, the Company received proceeds of $19.4 million based on the US/Canadian dollar exchange rate on the exercise dates for 3,780,850 warrants, while 5,000 warrants expired without being exercised.

Description of the Deferred Phantom Unit Plan

As discussed in Other Accrued Liabilities, Non-Current (Note 14) if adopted, the Deferred Phantom Unit Plan (the “DPU Plan”) would make available a maximum of 300,000 shares of common stock for issuance to the Company’s non-employee directors.

Description of the Deferred Share Unit Plan

The Deferred Share Plan (the “DSU Plan”) was approved by the Company’s shareholders in October 2011. The Board of Directors has determined that adoption of the DSU Plan is contingent upon a favorable regulatory ruling. When the DSU Plan is adopted, it is expected non-employee directors will receive a portion of their annual retainer in DSUs. Each DSU will have the same value as one Allied Nevada common share. DSUs must be retained until the director leaves the Board, at which time the DSUs will be settled in shares of the Company’s common stock. In the event dividends are declared and paid, additional DSUs would be credited to reflect dividends paid on Allied Nevada’s common shares. The DSU Plan would permit 500,000 shares of common stock to be issued under the Plan.

Preferred Stock

The authorized share capital of Allied Nevada includes 10,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of December 31, 2011, 2010, and 2009, no shares of preferred stock have been issued.

16. Revenue

The table below is a summary of the Company’s gold and silver sales for the periods indicated (in thousands, except ounces sold):

	Years ended December 31,
	2011		2010		2009
	Amount	Ounces Sold	Amount	Ounces Sold	Amount	Ounces Sold
Gold	$139,046	88,191	$126,088	102,483	$42,398	42,358
Silver	12,983	372,000	4,842	238,242	806	53,125

Total	$152,029		$130,930		$43,204

17. Supplemental Balance Sheet Disclosure

The following table presents additional detail of the balance sheet items that represent greater than 5% of total current liabilities (in thousands):

	December 31,
	2011	2010
Accrued liabilities and other
Accrued compensation	$1,614	$1,016
Federal income taxes payable	637	—
Other	915	716

Total accrued liabilities and other	$3,166	$1,732

18. Segment Information

Allied Nevada is engaged in the evaluation, acquisition, exploration and advancement of gold exploration and development projects in Nevada. The Company identifies its reportable segments as those consolidated mining operations or functional groups that represent more than 10% of the combined revenue, profit, or total assets of all reported operating segments. Consolidated mining operations or functional groups not meeting this threshold are aggregated at the corporate level for segment reporting purposes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. As of December 31, 2011, the Company identified Hycroft, Exploration, and Corporate and Other as its identifiable segments. Segment information as of and for the years ended December 31, 2011, 2010, and 2009, are as follows:

	Hycroft		Corporate
As of and for the years ended December 31,	Mine	Exploration	and Other	Total
2011
Sales	$152,029	$—	$—	$152,029
Depreciation and amortization	6,738	—	246	6,984
Income (loss) from operations	88,796	(25,275)	(21,738)	41,783
Interest income	24	—	449	473
Interest expense	(429)	—	(283)	(712)
Gain on foreign exchange	—	—	4	4
Gain on sale of mineral property	—	1,097	—	1,097
Other income	5	—	408	413

Income (loss) before taxes	88,396	(24,178)	(21,160)	43,058
Total assets	$342,383	$34,819	$280,004	$657,206
Capital expenditures	$126,689	$62	$787	$127,538

2010
Sales	$130,930	$—	$—	$130,930
Depreciation and amortization	6,814	—	158	6,972
Income (loss) from operations	65,961	(22,502)	(19,924)	23,535
Interest income	45	—	100	145
Interest expense	—	—	—	—
Gain on foreign exchange	—	—	3,067	3,067
Other income	—	269	—	269

Income (loss) before taxes	66,006	(22,233)	(16,757)	27,016
Total assets	$181,882	$34,101	$351,369	$567,352
Capital expenditures	$46,448	$97	$353	$46,898

2009
Sales	$43,204	$—	$—	$43,204
Depreciation and amortization	3,023	—	109	3,132
Income (loss) from operations	14,121	(5,554)	(12,464)	(3,897)
Interest income	39	—	10	49
Interest expense	(1,030)	—	—	(1,030)
Loss due to change in value of equity-linked financial instruments	—	—	(5,152)	(5,152)
Gain (loss) on foreign exchange	(1,018)	—	1,554	536
Other income	—	62	—	62

Income (loss) before taxes	12,112	(5,492)	(16,052)	(9,432)
Total assets	$113,998	$33,922	$104,505	$252,425
Capital expenditures	$13,678	$118	$183	$13,979

19. Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2011, 2010, and 2009 are as follows (in thousands, except per share amounts):

	Q uarters
Year ended December 31, 2011	First	Second	Third	Fourth
Net sales	$31,926	$33,580	$49,644	$36,879
Total cost of sales	14,695	13,929	19,312	15,093
Gross profit (1)	17,231	19,651	30,332	21,786
Net income	181	3,636	14,672	18,220
Basic earnings per share	0.00	0.04	0.16	0.21
Diluted earnings per share	0.00	0.04	0.16	0.20

Year ended December 31, 2010
Net sales	$23,459	$37,112	$38,872	$31,487
Total cost of sales	10,562	15,171	21,295	17,657
Gross profit (1)	12,897	21,941	17,577	13,830
Net income	3,654	20,790	3,059	6,625
Basic earnings per share	0.05	0.26	0.03	0.07
Diluted earnings per share	0.05	0.26	0.03	0.07

Year ended December 31, 2009
Net sales	$3,204	$3,814	$19,997	$16,189
Total cost of sales	6,507	1,990	10,231	10,070
Gross profit (1)	(3,303)	1,824	9,766	6,119
Net income (loss)	(7,580)	(6,870)	5,134	17,767
Basic earnings (loss) per share	(0.13)	(0.12)	0.08	0.30
Diluted earnings (loss) per share	(0.13)	(0.12)	0.08	0.30

20. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Years ended December 31,
	2011	2010	2009
Net income available to common shareholders:	$36,709	$34,128	$8,451

Weighted average common shares:
Basic	89,553	82,797	63,850
Effect of stock options granted under the 2007 Stock Option Plan	668	715	948
Effect of stock options granted under the Special Stock Option Plan	2	20	27
Effect of RSUs	654	562	616
Effect of DPUs	55	—	—

Diluted	90,932	84,094	65,441

Earnings per share:
Basic	$0.41	$0.41	$0.13
Diluted	$0.40	$0.41	$0.13

Note 15 “Shareholders’ Equity” contains additional information regarding the Company’s stock based plans.

[1]	Gross profit is calculated as revenue less total cost of sales.

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

Net Profit Royalty

A portion of the Hycroft Mine is subject to a mining lease requiring a 4% net profit royalty payable to the owner of certain patented and unpatented mining claims. The mining lease agreement requires payment of $120,000 in any year where mining occurs on the leased claims. All advance royalty payments are credited against the future payments under the 4% net profits royalty. The total lease payments under the above mining lease are subject to a maximum $7.6 million in royalty payments of which the Company has paid approximately $1.1 million through December 31, 2011.

Purchase obligations

At December 31, 2011, the Company had purchase obligations totaling $80.5 million for the purchase of capital items associated with the mill expansion, which included, haul trucks, drills, crushers, and a shovel. The Company has the ability to cancel certain purchase obligations subject to the terms of the individual vendor agreements, which may include penalties. It is expected that a portion of the capital items associated with the purchase obligations will be acquired under capital lease.

22. Employee Benefit Plans

401(k) Plan

The Allied Nevada Gold Corp. 401(k) Plan is a defined contribution plan and covers all salaried employees of the Company. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and Section 401(k) of the Internal Revenue Code.

The assets of the 401(k) Plan are held and the related investments are executed by the 401(k) Plan’s trustee. Participants in the 401(k) Plan have investment alternatives in which to place their funds and may place their fund in one or more of these investment alternatives. Administrative fees are paid by the Company on behalf of the 401(k) Plan. The 401(k) Plan provides for annual discretionary contributions by the Company. For the years ended December 31, 2011, 2010, and 2009, Company contributions totaled $0.7 million, $0.3 million, and $0.3 million, respectively.

Supplemental Executive Retirement Plan

The Allied Nevada Gold Corp. Supplemental Executive Retirement Plan (“Supplemental Plan”) is an unfunded top-hat deferred compensation arrangement designed to provide additional benefits to certain executives of the Company whose pre-tax deferrals to the Company’s 401(k) Plan are limited by the Internal Revenue Code. Benefits earned under the Supplemental Plan will be distributed upon an executive’s separation from the Company, death or disability, or change in control. As of December 31, 2011 the Company had recorded a $65,000 liability for benefits earned under the Supplemental Plan. No benefits were earned or accrued under the Supplemental Plan during the years ended December 31, 2010 or 2009.

23. Fair Value Measurements

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

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no changes to the Company’s valuation techniques during the year ended December 31, 2011. The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands).

	Fair value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities:
Marketable equity securities	$1,484	$—	$—	$1,484

Balance, end of period	$1,484	$—	$—	$1,484

The Company did not have any assets or liabilities measured under the fair value hierarchy at December 31, 2010.

Marketable Equity Securities

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted price of the marketable equity security multiplied by the quantity of shares held by the Company. The Company has elected to account for its available-for-sale securities using the fair value option in accordance with ASC 825 Financial Instruments. Available-for-sale equity securities are classified as “other assets, non-current” in the consolidated balance sheet with related changes in the fair value included in current period earnings. Included in “other income” is an unrealized holding gain of $0.4 million for the year ended December 31, 2011 related to the Company’s marketable equity securities. There were no unrealized holding gains or losses for the years ended December 31, 2010 and 2009 as the Company did not hold any marketable equity securities during those periods.

24. Equity-Linked Financial Instruments

The Company adopted Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”) on January 1, 2009. ASC 815-40 provides that equity-linked financial instruments denominated in a currency other than the issuers’ functional currency are not considered indexed to an entity’s own stock and must be accounted for as a derivative, in accordance with ASC 815, “Derivatives and Hedging”. The Company previously issued 3,696,000 warrants to purchase the Company’s common stock for an exercise price of CDN $5.75 per share that are subject to the guidance in ASC 815-40, all of which were exercised by or expired on July 16, 2009. ASC 815-40 previously required recognition of the cumulative effect of a change in accounting principle to the opening balance of our accumulated deficit, additional paid in capital, and liability for equity-linked financial instruments as indicated in the table below (in thousands):

	Balance January 1, 2009		Cumulative
	As reported	As computed under ASC 815-40	effect of change in accounting principle
Liability for equity-linked financial instruments	$—	$4,332	$4,332
Additional paid-in-capital	195,381	192,485	(2,896)
Accumulated deficit	(101,832)	(103,268)	(1,436)

The value of warrants classified as equity-linked financial instruments was calculated using a binomial pricing model.

Changes in the Company’s liability for equity-linked financial instruments for the year ended December 31, 2009 are summarized below (in thousands):

	Years ended December 31,
	2011	2010	2009
Balance, beginning of year	$—	$—	$4,332
Non-cash loss due to change in value	—	—	5,167
Warrants exercised	—	—	(9,484)
Gain due to cancellation of warrants	—	—	(15)

Balance, end of year	$—	$—	$—

25. Subsequent Events

Approval of Reclamation Cost Estimate

In January 2012, we received a notification from the BLM of a revised total reclamation cost estimate of $23.3 million from a previous estimate of $20.6 million to expand mining operations and address exploration disturbance at the Hycroft Mine. Accordingly, in January 2012, the Company increased its surety bond for the benefit of the BLM by $2.6 million, which was collateralized by restricted cash of the same amount.

Agreement to Acquire Processing Equipment

In February 2012, the Company entered into an $82.3 million agreement for the acquisition, assembly, and commissioning of long lead time equipment for the crushing and milling circuits through to flotation for the mill expansion at Hycroft. This agreement includes two semi-autogenous grinding mills, three ball mills, and one regrind mill. The Company is able to cancel the agreement but would be required to pay certain vendor cancellation charges pursuant to the terms of the agreement, which include project costs incurred and an overhead margin and profit margin.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

A.	Evaluation of Disclosure Controls and Procedures. The principal executive officer and principal financial officer, with the supervision and participation of management, have evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2011. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on such criteria. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011, which appears on page 45.

C.	Changes in Internal Controls. There has been no change in Allied Nevada’s internal control over financial reporting during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officer and Corporate Governance

The information required by Items 401, 405, 406, and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in the Company’s 2012 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2011 (the “2012 Proxy Statement”) and is hereby incorporated by reference thereto.

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

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2012 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2011 and is hereby incorporated by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2012 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2011 and is hereby incorporated by reference thereto.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2012 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2011 and is hereby incorporated by reference thereto.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be contained in the Company’s 2012 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2011 and is hereby incorporated by reference thereto.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this report:

(1) Audited Consolidated Financial Statements of Allied Nevada Gold Corp.

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control over Financial Reporting

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Income for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

(3) The information required by this item is set forth on the exhibit index that follows the signature page of this report.

(b) Index to Exhibits

(a)(3)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED NEVADA GOLD CORP.
Registrant

Date: February 24, 2012	By:	/s/ SCOTT A. CALDWELL
Scott A. Caldwell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT A. CALDWELL	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012
Scott A. Caldwell

/s/ HAL D. KIRBY	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2012
Hal D. Kirby

*	Executive Chairman and Director	February 24, 2012
Robert M. Buchan

*	Director	February 24, 2012
John W. Ivany

*	Director	February 24, 2012
Cameron A. Mingay

*	Director	February 24, 2012
Terry M. Palmer

*	Director	February 24, 2012
Carl Pescio

*	Director	February 24, 2012
D. Bruce Sinclair

*	Director	February 24, 2012
Robert G. Wardell

*By:	/s/ SCOTT A. CALDWELL
Scott A. Caldwell
Attorney-in-Fact

Exhibit Number	Description of Document

2.1(1)	Arrangement and Merger Agreement, dated as of September 22, 2006, between Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio

2.2(2)	Amendment to Arrangement and Merger Agreement, dated as of May 8, 2007, among Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio

3.1(3)	First Amended and Restated Certificate of Incorporation of the Registrant, dated October 27, 2011

3.2(1)	By-laws of the Registrant, dated September 22, 2006

10.1(4)	Form of Allied Nevada Gold Corp. Indemnification Agreement, entered into between Allied Nevada Gold Corp. and the directors and officers parties thereto.

10.2(4)*	Allied Nevada Gold Corp. Special Stock Option Plan, dated February 7, 2007, and Form of Special Stock Option Agreement

10.3(5)*	Allied Nevada Gold Corp. 2007 Stock Option Plan, as amended and restated June 17, 2009, and Form of Stock Option Agreement

10.4(5)*	Allied Nevada Gold Corp. Restricted Share Plan, as amended and restated June 17, 2009

10.5(5)*	Form of Restricted Share Right Grant Letter under the Allied Nevada Gold Corp. Restricted Share Plan

10.6*	Allied Nevada Gold Corp. Deferred Phantom Unit Plan, dated June 17, 2009

10.7*	Form of Deferred Phantom Unit Grant Letter under the Allied Nevada Gold Corp. Deferred Phantom Unit Plan

10.8(6)*	Employment Agreement, dated as of January 11, 2008, between Allied Nevada Gold Corp. and Scott A. Caldwell

10.9(7)*	Addendum No. 1 to Employment Agreement between Allied Nevada Gold Corp. and Scott A. Caldwell, dated December 29, 2008

10.10(6)*	Employment Agreement, dated as of January 11, 2008, between Allied Nevada Gold Corp. and Hal Kirby

10.11(7)*	Addendum No. 1 to Employment Agreement between Allied Nevada Gold Corp. and Hal D. Kirby, dated December 29, 2008

10.12(8)*	Employment Agreement, dated as of October 15, 2010, between Allied Nevada Gold Corp. and David Hill

10.13(9)*	Employment Agreement, dated as of March 16, 2009, between Allied Nevada Gold Corp. and Warren Woods

10.14(9)*	Employment Agreement, dated as of October 9, 2008, between Allied Nevada Gold Corp. and David Flint

10.15(8)*	Employment Agreement, dated as of October 15, 2010, between Allied Nevada Gold Corp. and Scott Anderson

10.16(9)*	Employment Agreement, dated as of January 1, 2009, between Allied Nevada Gold Corp. and Steven Gill

10.17(8)*	Employment Agreement, dated as of October 15, 2010, between Allied Nevada Gold Corp. and Deborah Lassiter

10.18(8)*	Employment Agreement, dated as of October 15, 2010, between Allied Nevada Gold Corp. and Theresa Thom

10.19 (10)*	Letter Agreement between Allied Nevada Gold Corp. and James M. Doyle, effective as of March 31, 2010

10.20	Credit Agreement, dated as of May 17, 2011, between Allied Nevada Gold Corp., The Bank of Nova Scotia and the lending institutions from time to time made parties thereto

10.21*	Separation Agreement and General Release, dated November 21, 2011, between Allied Nevada Gold Corp. and Michael Moran

21.1	Subsidiaries of the Registrant

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm

Exhibit Number	Description of Document

23.2	Consent of Scott E. Wilson Consulting, Inc.

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosures

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10, filed January 12, 2007.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 16, 2007.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2011.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, filed February 20, 2007.
(5)	Incorporated by reference to the Registrant’s Definitive Proxy Statement, filed May 15, 2009.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 15, 2008.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 31, 2008.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed February 28, 2011.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed May 10, 2010.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 5, 2010.