Form 10-Q
period 2012-03-31
Allied Nevada Gold Corp.
filed 2012-05-07
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

89,894,852 shares of Common Stock, $0.001 par value, outstanding at May 3, 2012

ALLIED NEVADA GOLD CORP.

FORM 10-Q

For the Quarter Ended March 31, 2012

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except shares)

	(Unaudited)
	March 31, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$240,123	$275,002
Inventories—Note 3	42,047	28,305
Ore on leach pads, current—Note 4	72,976	64,230
Prepaids and other—Note 5	4,432	6,687
Deferred tax asset, current	1,511	1,795

Current assets	361,089	376,019
Restricted cash—Note 6	21,896	18,798
Ore on leach pads, non-current—Note 4	12,878	11,320
Plant and equipment, net—Note 7	139,392	135,244
Mine development—Note 8	62,709	55,450
Other assets, non-current—Note 5	17,128	2,196
Mineral properties—Note 9	44,614	44,706
Deferred tax asset, non-current	11,343	13,473

Total assets	$671,049	$657,206

Liabilities:
Accounts payable	$18,134	$26,283
Amounts due to related parties—Note 18	23	31
Other liabilities, current—Note 10	3,236	3,166
Capital lease obligations, current—Note 11	12,274	10,306
Asset retirement obligation, current—Note 12	339	339

Current liabilities	34,006	40,125

Capital lease obligations, non-current—Note 11	39,535	34,245
Asset retirement obligation, non-current—Note 12	8,387	8,387
Other liabilities, non-current—Note 13	10,212	9,327

Total liabilities	92,140	92,084

Commitments and Contingencies—Note 21

Shareholders’ Equity:
Common stock, $0.001 par value—Note 14
200,000,000 shares authorized, shares issued and outstanding: 89,399,055 at March 31, 2012 and 89,646,988 at December 31, 2011	89	90
Additional paid-in-capital	590,732	589,012
Accumulated deficit	(11,912)	(23,980)

Total shareholders’ equity	578,909	565,122

Total liabilities and shareholders’ equity	$671,049	$657,206

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(US dollars in thousands, except per share amounts)

	Three months ended March 31,
	2012	2011
Revenue—Note 15	$39,225	$31,926

Operating expenses:
Production costs	15,139	13,137
Depreciation and amortization	2,000	1,558

Total cost of sales	17,139	14,695

Exploration, development, and land holding costs	1,018	9,164
Accretion	144	112
Corporate general and administrative	5,017	7,597

Income from operations	15,907	358

Interest income	126	15
Interest expense	(605)	(156)
Other income—Note 20	663	40

Income before income taxes	16,091	257

Income tax expense—Note 16	(4,023)	(76)

Net income	$12,068	$181

Earnings per share:
Basic—Note 17	$0.13	$—
Diluted—Note 17	$0.13	$—

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(US dollars in thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:

Net income	$12,068	$181

Adjustments to reconcile net income for the period to net cash provided by operating activities:
Depreciation and amortization	2,000	1,558
Accretion	144	112
Stock-based compensation	2,472	4,084
Deferred taxes	2,414	46
Other non-cash items	(655)	(6)
Change in operating assets and liabilities:
Inventories	(12,083)	(849)
Ore on leach pads	(8,060)	(4,739)
Prepaids and other	2,255	(759)
Accounts payable	1,898	194
Asset retirement obligation	(144)	(160)
Other liabilities	60	784

Net cash provided by operating activities	2,369	446

Cash flows from investing activities:
Additions to plant and equipment	(8,346)	(5,487)
Additions to mine development	(8,865)	(7,196)
Deposits for plant and mobile equipment	(14,317)	—
Increase in restricted cash	(3,098)	(3,914)
Proceeds from other investing activities	38	40

Net cash used in investing activities	(34,588)	(16,557)

Cash flows from financing activities:
Proceeds on issuance of common stock	129	272
Repayments of principal on capital lease agreements	(2,789)	(910)

Net cash used in financing activities	(2,660)	(638)

Net decrease in cash and cash equivalents	(34,879)	(16,749)

Cash and cash equivalents, beginning of period	275,002	337,829

Cash and cash equivalents, end of period	$240,123	$321,080

Supplemental cash flow disclosures:
Cash paid for interest	$777	$244
Cash paid for taxes	800	—
Non-cash financing and investing activities:
Mining equipment acquired by capital lease	—	11,267
Accounts payable reduction through capital lease	$10,047	$—

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(US dollars in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2011	88,958,989	$89	$583,354	$(60,689)	$522,754
Shares issued under stock option plans	56,064	—	272	—	272
Stock-based compensation and	4,000	—	1,155	—	1,155
RSU plan share issuances
Net income	—	—	—	181	181

Balance, March 31, 2011	89,019,053	$89	$584,781	$(60,508)	$524,362

Balance, January 1, 2012	89,646,988	$90	$589,012	$(23,980)	$565,122
Shares issued under stock option plans	28,067	—	129	—	129
Stock-based compensation and	4,000	—	1,590	—	1,590
RSU plan share issuances
Correction of reporting of issuance by	(280,000)	(1)	1	—	—
RSU stock plan administrator
Net income	—	—	—	12,068	12,068

Balance, March 31, 2012	89,399,055	$89	$590,732	$(11,912)	$578,909

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

The preparation of the Company’s Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units of production amortization calculations; estimates of recoverable gold and silver in leach pad inventories; the classification of current and long-term leach pad inventories; net realizable value of ore on leach pads; environmental, reclamation and closure obligations; and estimates of fair value for asset impairments. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and, with the exception of the new accounting pronouncements described in Note 2, follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Allied Nevada for the year ended December 31, 2011.

Reclassifications

Certain reclassifications have been made to the prior period Condensed Consolidated Financial Statements to conform to the current period presentation. The Company reclassified project development expenses from Corporate general and administrative to Exploration, development, and land holding costs in the Condensed Consolidated Statement of Income for the three months ended March 31, 2011. The Company included its Foreign exchange gain with Other income in the Condensed Consolidated Statement of Income for the three months ended March 31, 2011. The Company reclassified its asset retirement cost asset from Other assets, non-current to Mineral properties in the Condensed Consolidated Balance Sheet as of December 31, 2011. These reclassifications had no effect on previously reported total assets, cash flows, or net income.

2. Accounting Pronouncements

Recently Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and changes the disclosure requirements to include quantitative information about unobservable inputs used for level 3 fair value measurements. This pronouncement was effective for reporting periods beginning on or after December 15, 2011 (early adoption was prohibited). The adoption of this guidance had no effect on the Company’s consolidated financial position, results of operations, cash flows, and disclosures.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 indefinitely defers certain provisions of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income by component. This pronouncement was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance had no effect on the Company’s consolidated financial position, results of operations, cash flows, and disclosures.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

3. Inventories

The following table provides the components of inventories (in thousands):

	March 31, 2012	December 31, 2011
In-process	$31,202	$19,114
Precious metals	474	97
Materials and supplies	10,371	9,094

	$42,047	$28,305

The following table provides the estimated recoverable gold ounces in in-process inventory and precious metals inventory:

	March 31, 2012	December 31, 2011
In-process	37,990	26,330
Precious metals	580	130

	38,570	26,460

In-process inventory and precious metals are carried at the lower of average cost or market. Cost includes mining and process costs including mine site overhead, production phase stripping, and depreciation and amortization relating to mining and process operations.

Materials and supplies inventory are carried at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

4. Ore on Leach Pads

The following table summarizes ore on leach pads and estimated recoverable gold ounces:

	March 31, 2012	December 31, 2011
Current:
Ore on leach pads (in thousands)	$72,976	$64,230
Estimated recoverable ounces	77,160	77,880

Non-current:
Ore on leach pads (in thousands)	$12,878	$11,320
Estimated recoverable ounces	13,620	13,745

Ore on leach pads is carried at the lower of average cost or market. Cost includes mining and process costs including mine site overhead, production phase stripping costs, and depreciation and amortization relating to mining and process operations. Costs are removed from ore on leach pads as ounces are transferred to subsequent stages of in-process inventories based on the average cost per estimated recoverable ounce of gold on the leach pad. Non-current ore on leach pads represents our estimate of ounces that the Company does not expect to recover within the next year.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

5. Prepaids and Other Assets

The following table summarizes the components of prepaids and other and other assets, non-current (in thousands):

	March 31, 2012	December 31, 2011
Prepaids and other
Prepaids	$3,211	$3,755
State claim fee receivable	—	1,262
Deposits	748	838
Other	473	832

Total	$4,432	$6,687

Other assets, non-current
Deposits	$14,317	$—
Marketable equity securities	2,129	1,484
Reclamation policy premium	682	712

Total	$17,128	$2,196

6. Restricted Cash

The Company’s restricted cash serves as collateral for surety bonds issued in connection with its reclamation liabilities (Note 12). Restricted cash balances and changes during the periods are summarized below (in thousands):

	Three months ended March 31,
	2012	2011
Balance, beginning of year	$18,798	$15,020
Additions	3,097	3,909
Interest	1	6

Balance, end of period	$21,896	$18,935

In February 2012, we received a decision from the Bureau of Land Management (“BLM”) authorizing our revised total reclamation cost estimate to expand mining operations and address disturbances at the Hycroft Mine. This decision resulted in the Company increasing its surety bonds for the benefit of the BLM by $3.1 million, which is collateralized by restricted cash in the same amount.

7. Plant and Equipment, Net

The following table provides the components of plant and equipment (in thousands):

	Depreciable life or method	March 31, 2012	December 31, 2011
Mine equipment	3 -10 years	$114,484	$114,239
Buildings and leasehold improvements	3 - 10 years	16,832	16,611
Leach pads	Units of Production	20,815	20,622
Furniture, fixtures, and office equipment	2 - 3 years	1,630	1,476
Vehicles	3 - 5 years	1,948	1,835
Construction in progress and other		23,685	16,105

		179,394	170,888
Less: accumulated depreciation and amortization		(40,002)	(35,644)

		$139,392	$135,244

Construction in progress consists of capital items which are not yet completed and placed in service, which as of March 31, 2012, consisted primarily of $15.1 million in expenditures for leach pad expansion, $2.2 million in expenditures for power and electrical equipment, $1.4 million in expenditures for an enterprise resource planning system, $1.0 million in expenditures for processing improvements, and $4.0 million in expenditures for other capital items.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Allied Nevada primarily depreciates its assets using a straight-line method over the useful lives of the assets ranging from two to ten years. The leach pads are depreciated on a units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves.

8. Mine Development

The following table reflects the changes in mine development costs (in thousands):

	Three months ended March 31,
	2012	2011
Balance, beginning of year	$55,450	$18,874
Additions:
Reserve verification drilling and assaying	—	3,186
Condemnation drilling and assaying	5,037	—
Pre-production stripping costs	—	3,080
EIS and engineering costs	3,828	930

Amortization	(1,606)	(269)

Balance, end of period	$62,709	$25,801

Mine development costs that benefit an entire ore body are amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves of the ore body. Estimated recoverable ounces are determined by the Company based upon its proven and probable reserves and estimated metal recovery associated with those reserves. When multiple pits exist at a mining complex utilizing common processing facilities, mine development costs are capitalized for each pit and amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves at each pit. As of March 31, 2012, the Company had two pits in the production phase.

9. Mineral Properties

The following table summarizes the Company’s mineral properties and changes during the periods (in thousands):

	Three months ended March 31,
	2012	2011
Balance, beginning of year	$44,706	$36,985
Amortization—royalty rights	(92)	(69)

Balance, end of period	$44,614	$36,916

10. Other Liabilities, Current

The following table summarizes the components of other current liabilities (in thousands):

	March 31, 2012	December 31, 2011
Other liabilities, current
Federal income taxes payable	$1,446	$637
Accrued compensation	1,180	1,614
Other	610	915

Total	$3,236	$3,166

11. Revolving Credit Facility and Lease Obligations

Revolving Credit Facility

In May 2011, the Company entered into a three-year $30.0 million revolving credit agreement that matures in May 2014. The revolving credit facility is collateralized by substantially all the assets of the Company. The interest rate on drawdowns is at either an applicable rate plus a base rate or an applicable rate plus LIBOR with the applicable rate determined by financial ratios of the Company. The Company has the ability to repay any borrowings under the facility in part or entirety at any time without penalty. The Company is required to pay a standby fee, dependent on financial ratios, on undrawn amounts under the revolving credit facility. The

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

credit agreement contains various financial covenants related to net worth, interest coverage and leverage ratios, and contains limitations on dividends. In addition, the Company must satisfy certain affirmative and restrictive covenants. The Company was in compliance with all covenants as of March 31, 2012.

The Company incurred loan origination fees of $0.5 million during the origination of the revolving credit facility, which are being amortized to interest expense over the term of the credit agreement. At March 31, 2012, no amount was outstanding on the revolving credit facility.

Capital Lease Obligations

During the three months ended March 31, 2012, the Company entered into two capital leases for the purchase of mining equipment and now has a total of 22 capital leases, most of which have 60-month terms. The weighted average implicit interest rate for these capital leases is approximately five percent. During the three months ended March 31, 2012, the Company capitalized $0.2 million of interest expense from capital lease obligations. Three of the Company’s capital leases contain financial covenants related to debt service coverage and leverage. The Company was in compliance with its capital lease covenants as of March 31, 2012.

Assets under capital leases are included in Plant and Equipment (Note 7) and are summarized in the table below (in thousands):

	March 31, 2012	December 31, 2011
Mine equipment	$64,363	$54,434
Less: accumulated depreciation	(8,965)	(6,975)

Net assets under capital leases	$55,398	$47,459

The following is a summary of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 31, 2012 (in thousands):

Fiscal Year	Minimum Lease Payments
2012	$11,072
2013	14,371
2014	13,522
2015	11,974
2016	6,624
2017	215
Less: interest	(5,969)

Net minimum lease payments under capital leases	51,809
Less: current portion of net minimum lease payments	(12,274)

Non-current portion of net minimum lease payments	$39,535

12. Asset Retirement Obligation

Changes to the Company’s asset retirement obligation are summarized below (in thousands):

	Three months ended March 31,
	2012	2011
Balance, beginning of year	$8,726	$6,766
Accretion	144	112
Reclamation expenditures	(144)	(160)

Balance, end of period	8,726	6,718
Less: current portion	(339)	(463)

Non-current portion	$8,387	$6,255

The Company’s asset retirement obligation is secured by collateralized surety bonds and insurance supported surety bonds in amounts determined by applicable federal and state regulatory agencies. See Note 6 “Restricted Cash” for additional detail on the Company’s collateralized surety bonds.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

13. Other Liabilities, Non-Current

As of March 31, 2012, other accrued liabilities totaled $10.2 million, of which $9.4 million was for the Company’s Deferred Phantom Unit Plan (the “DPU Plan”).

The DPU Plan was adopted by the Board of Directors in April 2009. Under the DPU Plan, non-employee directors receive a portion of their annual compensation in DPUs quarterly. Each DPU has the same value as one Allied Nevada common share. DPUs must be retained until the director leaves the Board, at which time the value of the DPU will be paid out in cash. In the event dividends are declared and paid, additional DPUs would be credited to reflect dividends paid on Allied Nevada’s common shares. Currently, the DPU Plan does not contain a maximum amount of DPUs available for grant.

The following table summarizes the Company’s DPUs and changes during the periods:

	Three months ended March 31,
	2012	2011
Outstanding, beginning of year	281,869	238,000
Granted	—	21,000

Outstanding, end of period	281,869	259,000

DPUs are recorded at fair value on the quarterly award date and are adjusted for changes in fair value. The fair value of amounts granted each period, together with the change in fair value, is expensed. DPU expense recognized during the three month periods ended March 31, 2012 and 2011 totaled $0.9 and $2.9 million, respectively.

An amendment to the DPU Plan was approved by the Company’s shareholders in October 2011 to permit accrued DPUs to continue to be paid out in cash, or at the sole discretion of the Board, shares of the Company’s common stock. The Board of Directors has determined that adoption of the amended DPU Plan is contingent upon a favorable regulatory ruling. If adopted, the amended DPU Plan permits a maximum of 300,000 shares of common stock for issuance.

14. Shareholders’ Equity

Common Stock

As of March 31, 2012, the authorized share capital of the Company consisted of 200,000,000 shares of common stock with a par value of $0.001 per share. There were 89,399,055 shares of common stock issued and outstanding as of March 31, 2012.

Preferred Stock

The authorized share capital of Allied Nevada includes 10,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. As of March 31, 2012, no shares of preferred stock have been issued.

Allied Nevada 2007 Stock Option Plan

The table below is a summary of changes to the 2007 Stock Option Plan for the periods indicated:

	Three months ended March 31,
	2012			2011
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	775,776	$4.79		931,930	$4.71
Canceled/expired	—	—		(2,000)	2.43
Exercised	(28,067)	4.70		(47,500)	4.39

Outstanding, end of period	747,709	4.79	4.4	882,430	4.76	5.0

Exercisable, end of period	747,709	$4.79	4.4	858,430	$4.76	5.0

There was no stock-based compensation expense recognized during the three months ended March 31, 2012 as all options granted under the 2007 Stock Option Plan were fully vested as of December 31, 2011. During the three months ended March 31, 2011 35,001 options vested and the Company recognized stock-based compensation expense of $24,000. At March 31, 2011 there was approximately $19,000 of unrecognized stock-based compensation cost relating to outstanding unvested options.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Restricted Share Unit Plan

The table below is a summary of changes to the Restricted Share Unit Plan (the “RSU Plan”) for the periods indicated:

	Three months ended March 31,
	2012		2011
	Number of RSUs	Weighted Average Remaining Restricted Period (years)	Number of RSUs	Weighted Average Remaining Restricted Period (years)
Outstanding on January 1,	568,787		957,901
Correction of reporting of issuance by RSU stock plan administrator	280,000		—
Granted	222,181		239,562
Vested	(220,488)		(196,459)
Canceled/forfeited	(19,069)		(6,000)

Outstanding, end of period	831,411	1.3	995,004	2.2

Vested and unissued, end of period	546,488	—	492,459	—

Restricted share unit (“RSU”) values are based upon the fair value of the Company’s stock on the date of grant, less estimated forfeitures. The RSUs are expensed over the requisite service periods. The total stock-based compensation expense recognized under the RSU Plan totaled $1.6 million and $1.1 million during the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012 and 2011, there was approximately $13.4 million and $12.8 million, respectively, of unrecognized stock-based compensation cost relating to outstanding RSUs.

RSUs

RSUs vest annually over three years, until fully vested on the third anniversary of the grant date. RSUs granted totaled 82,016 and 43,300 RSUs for the three months ended March 31, 2012 and 2011, respectively.

Performance RSUs

Performance RSUs generally vest over three years and are subject to performance based vesting criteria determined in advance for each year by the Compensation Committee of the Board of Directors. Performance RSUs granted totaled 140,165 and 196,262 for the three months ended March 31, 2012 and 2011, respectively.

Special Stock Option Plan

At July 31, 2011, all options issued under the Special Stock Option Plan had been exercised or expired. Accordingly, there was no activity for the three months ended March 31, 2012.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below is a summary of changes in the Special Stock Option Plan for the three month period ended March 31, 2011:

	Three months ended March 31, 2011
	Number of Special Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding on January 1,	26,728	$5.28
Canceled	—	—
Exercised	(11,564)	5.52

Outstanding, end of period	15,164	5.13	0.3

Exercisable, end of period	15,164	$5.13	0.3

Deferred Phantom Unit Plan

As discussed in Other Liabilities, Non-Current (Note 13) if adopted, the amended Deferred Phantom Unit Plan would make available a maximum of 300,000 shares of common stock for issuance to the Company’s non-employee directors.

Deferred Share Unit Plan

The Deferred Share Plan (the “DSU Plan”) was approved by the Company’s shareholders in October 2011. The Board of Directors has determined that adoption of the DSU Plan is contingent upon a favorable regulatory ruling. When the DSU Plan is adopted, it is expected non-employee directors will receive a portion of their annual retainer in DSUs. Each DSU will have the same value as one Allied Nevada common share. DSUs must be retained until the director leaves the Board, at which time the DSUs will be settled in shares of the Company’s common stock unless minimum share requirements are satisfied in which case the Board or Committee thereof can authorize a cash payment. In the event dividends are declared and paid, additional DSUs would be credited to reflect dividends paid on Allied Nevada’s common shares. The DSU Plan would permit 500,000 shares of common stock to be issued under the Plan.

15. Revenue

The Company recognizes revenue on gold and silver sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, the metal is delivered, the title has transferred to the customer, and collectability is reasonably assured.

The table below is a summary of the Company’s gold and silver sales for the three months ended March 31, 2012 and 2011 (in thousands).

	Three months ended March 31,
	2012		2011
	Amount	Ounces	Amount	Ounces
Gold Sales	$34,891	20,347	$29,907	21,341
Silver Sales	4,334	128,306	2,019	59,566

Total	$39,225		$31,926

16. Income Tax Expense

For the three months ended March 31, 2012, Allied Nevada incurred tax expense of approximately $4.0 million based on an estimated effective rate of 25.0%. Tax expense during the same period of 2011 was $0.1 million based on an estimated effective rate of 29.4%. The estimated effective tax rates for the three months ended March 31, 2012 and 2011 are different from the United States statutory rate of 35% primarily due to the percentage depletion deduction, which is a permanent difference between income tax and financial reporting treatment of the Company’s utilization of the above deduction.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

17. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2012	2011
Net income available to common shareholders:	$12,068	$181
Weighted average common shares:
Basic	89,708	89,297
Effect of stock options granted under the 2007 Stock Option Plan	641	739
Effect of stock options granted under the Special Stock Option Plan	—	13
Effect of RSUs	718	739

Diluted	91,067	90,788
Earnings per share:
Basic	$0.13	$0.00
Diluted	$0.13	$0.00

Note 14 “Shareholders’ Equity” contains additional information regarding the Company’s stock-based plans.

18. Related Party Transactions

Provision of Legal Services

Cameron Mingay, an Allied Nevada director who was appointed as an Allied Nevada Director in March 2007, is a partner at Cassels Brock & Blackwell LLP (“Cassels Brock”) of Toronto, Ontario, Canada, which since June 2007 has served as outside counsel to Allied Nevada in connection with Canadian corporate and securities law matters. Allied Nevada has paid Cassels Brock an aggregate of approximately $34,400 and $9,000 for legal services rendered during the three months ended March 31, 2012 and 2011, respectively. Amounts due to related parties included approximately $23,200 due to Cassels Brock at March 31, 2012.

19. Segment Information

Allied Nevada is currently engaged in the operation of the Hycroft Mine and the evaluation, acquisition, exploration, and advancement of gold exploration and development projects in Nevada. The Company identifies its reportable segments as those consolidated mining operations or functional groups that represent more than 10% of the combined revenue, profit or loss or total assets of all reported operating segments. Consolidated mining operations or functional groups not meeting this threshold are aggregated at the corporate level for segment reporting purposes. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. Segment information as of and for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

	Hycroft		Corporate
As of and for the three months ended March 31,	Mine	Exploration	and Other	Total
2012
Revenue	$39,225	$—	$—	$39,225
Depreciation and amortization	1,950	—	50	2,000
Income (loss) from operations	21,992	(1,019)	(5,066)	15,907
Interest income	1	—	125	126
Interest expense	(492)	—	(113)	(605)
Other income	10	—	653	663

Income (loss) before taxes	21,511	(1,019)	(4,401)	16,091
Total assets	389,810	39,382	241,857	671,049
Capital expenditures	30,538	2	988	31,528
2011
Revenue	$31,926	$—	$—	$31,926
Depreciation and amortization	1,505	—	53	1,558
Income (loss) from operations	17,172	(9,163)	(7,651)	358
Interest income	6	—	9	15
Interest expense	(156)	—	—	(156)
Other income	6	—	34	40

Income (loss) before taxes	17,028	(9,163)	(7,608)	257
Total assets	214,194	33,711	334,476	582,381
Capital expenditures	23,867	46	37	23,950

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

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no changes to the Company’s valuation techniques during the three months ended March 31, 2012. The following table sets forth by level within the fair value hierarchy the Company’s financial instruments measured at fair value on a recurring basis (in thousands).

	Fair value at March 31, 2012
Assets	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
Marketable equity securities	$2,129	$—	$—	$2,129

Balance, end of period	$2,129	$—	$—	$2,129

The Company did not have any financial instruments measured at fair value on a recurring basis at March 31, 2011.

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted price of the marketable equity security multiplied by the quantity of shares held by the Company. The Company has elected to account for its available-for-sale securities using the fair value option in accordance with ASC 825 Financial Instruments. Available-for-sale equity securities are classified as “other assets, non-current” in the consolidated balance sheet with related changes in the fair value included in current period earnings. Included in “other income” for the three months ended March 31, 2012 is a $0.7 million unrealized holding gain to record the change in fair value of the Company’s available-for-sale securities.

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

Net Profit Royalty

A portion of the Hycroft Mine is subject to a mining lease requiring a 4% net profit royalty payable to the owner of certain patented and unpatented mining claims. The mining lease agreement requires payment of $120,000 in any year when mining occurs on the leased claims. All advance royalty payments are credited against the future payments under the 4% net profits royalty. The total payments under the above mining lease are subject to a maximum $7.6 million in royalty payments, of which the Company has paid approximately $1.3 million as of March 31, 2012.

Purchase obligations

At March 31, 2012, the Company had purchase obligations totaling $360.3 million for the purchase of capital items associated with ongoing expansion projects at Hycroft, which included, haul trucks, drills, crushers, shovels, engineering, and other capital items. The Company has the ability to cancel certain purchase obligations subject to the terms of the individual vendor agreements, which may include penalties. It is expected that a portion of the capital items associated with the purchase obligations will be acquired under capital lease.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated operating results and financial condition of Allied Nevada Gold Corp. (“Allied Nevada”) for the three month period ended March 31, 2012 has been prepared based on information available to us as of May 4, 2012. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of the Company for the year ended December 31, 2011 and the related notes thereto filed with the Company’s annual report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Operations

Key operating statistics for the three months ended March 31, 2012, compared with the same periods in 2011, are as follows:

	Three months ended March 31,
	2012	2011
Total material mined (thousands of tons)	11,458	7,780

Ore grade—gold (oz/ton)	0.016	0.014
Ore grade—silver (oz/ton)	0.524	0.197

Ounces produced—gold	32,473	20,718
Ounces produced—silver	166,156	61,751
Ounces sold—gold	20,347	21,341
Ounces sold—silver	128,306	59,566

Average realized price—gold ($/oz)	$1,715	$1,401
Average realized price—silver ($/oz)	$34	$34

Average spot price—gold ($/oz)	$1,691	$1,386
Average spot price—silver ($/oz)	$33	$32

Total adjusted cash costs [1] (thousands)	$10,805	$11,118
Adjusted cash costs per ounce[1]	$531	$521

Hycroft mined 11.5 million tons of material including 4.0 million tons of ore grading 0.016 opt gold and 0.524 opt silver. Gold and silver grades exceeded expectation for the quarter by 11% and 74%, respectively. Better than planned grades offset lower than expected tons placed, resulting in production of 32,473 ounces of gold and 166,156 ounces of silver being produced as expected in the first quarter of 2012. The variance of gold and silver produced compared with sales is due to the timing difference in ounces placed on carbon and sales of that inventory as well as an increase in other in-process inventories. The Company received notification in the fourth quarter of 2011 that the third party refiner that processes the gold and silver laden carbon would no longer accept additional shipments for processing. Allied Nevada is working to develop a strategy to process the gold in carbon in order to improve the timing of sales for those ounces in carbon including entering into an agreement with off-site processing facilities to process the carbon and permitting an on-site carbon stripping plant.

The majority of construction and development efforts in the first quarter were directed towards completion of the 3.0 million square foot Lewis leach pad expansion. Ore is currently being stacked on the new areas of leach pad. The Company received the permits to begin construction of the crushing plant ahead of schedule. Excavation and ground work preparation for the crushing plant began during the first quarter of 2012.

Two of the nine Komatsu 930E haul trucks slated for delivery throughout 2012 arrived on site slightly ahead of schedule.

Exploration

Drilling activities at Hycroft in the first quarter of 2012 totaled 39,628 feet in 46 holes and were for engineering in support of the expansion projects at Hycroft. The drill fleet has been reduced to one core rig and one rotary rig in the second quarter, and drilling activities will be primarily directed towards facility and infrastructure condemnation work and in-pit inferred resource conversion drilling.

[1]	The term “adjusted cash costs” is a non-GAAP financial measure. See the section on “Non-GAAP” measures in this MD&A.

Financial Results of Operations

Revenue

Revenue from gold sales increased $5.0 million during the three months ended March 31, 2012 compared to the same period of 2011 due to a $314 per ounce increase in the average realized price of gold, which was offset by 994 fewer ounces sold. The decrease in gold ounces sold was primarily attributable to a notification the Company received from its processor of carbon in the fourth quarter of 2011 that it would no longer accept additional shipments for processing. In the three month period ending March 31, 2012, 2,768 gold ounces in carbon were processed compared to 5,310 gold ounces in carbon in the same period of 2011. In the event an agreement with an off-site carbon processor cannot be negotiated the Company would work to obtain all necessary permits and build an on-site processing facility to enable the sale of the ounces in carbon. Due to the timing of permitting, construction of an on-site processing facility cannot be completed in 2012.

The table below summarizes changes in gold revenue, ounces sold, and average realized prices for the following periods:

	Three months ended March 31,
Gold sales	2012	2011
Total gold revenue (thousands)	$34,891	$29,907
Gold ounces sold	20,347	21,341
Average realized price (per ounce)	$1,715	$1,401

The change in gold revenue was attributable to:		2012 vs. 2011
Decrease in ounces sold (thousands)		$(1,393)
Increase in average realized price per ounce (thousands)		6,689
Effect of average realized price per ounce increase on ounces sold decrease (thousands)		(312)

		$4,984

Revenue from silver sales increased $2.3 million during the three months ended March 31, 2012 compared to the same period of 2011 as an additional 68,740 ounces were sold at a generally consistent price. The number of silver ounces sold in 2012 increased as a result of mining ore with higher silver grades and improved silver recoveries from the Merrill-Crowe process due to the utilization of additional sodium cyanide on the leach pads.

The table below summarizes changes in silver revenue, ounces sold, and average realized prices for the following periods:

	Three months ended March 31,
Silver sales	2012	2011
Total silver revenue (thousands)	$4,334	$2,019
Silver ounces sold	128,306	59,566
Average realized price (per ounce)	$34	$34

The change in silver revenue was attributable to:		2012 vs. 2011
Increase in ounces sold (thousands)		$2,330
Decrease in average realized price per ounce (thousands)		(7)
Effect of average realized price per ounce decrease on ounces sold increase (thousands)		(8)

		$2,315

Total cost of sales

Total cost of sales consists of production costs and depreciation and amortization. The table below summarizes changes in total cost of sales for the following periods (in thousands):

	Three months ended March 31,
	2012	2011
Production costs	$15,139	$13,137
Depreciation and amortization	2,000	1,558

Total cost of sales	$17,139	$14,695

2012 vs. 2011
Decrease in ounces sold	$(684)
Increase in average cost of sales per ounce	3,281
Effect of average cost per ounce increase on ounces sold decrease	(153)

$2,444

Total cost of sales increased $2.4 million in the three months ended March 31, 2012 compared to the same period of 2011 due to a $123 increase in the average total cost of sales per gold ounce sold offset by 994 fewer ounces sold. The increase in the average total cost of sales per gold ounce sold was primarily attributable to the following. In the three months ended March 31, 2012, approximately 40% of the ore tons mined were from the Cut 5 pit with the remaining ore tons being mined from the Brimstone pit, compared to 100% of the ore tons mined from the Brimstone pit in the same period of 2011. The difference in the estimated recoverable gold ounces and amortization of deferred stripping costs between the pits resulted in the mining costs in the Cut 5 pit being approximately $160 per ounce more than the Brimstone pit on a per ore ton basis. Production phase stripping costs increased $8.5 million to $14.1 million in the three month period ended March 31, 2012 compared to $5.6 million in the 2011 period. The increase in production phase stripping costs was primarily the result of an increase of 4.2 million production phase strip tons to 7.4 million production phase strip tons for the three months ended March 31, 2012 compared to 3.2 million production phase strip tons in the 2011 period. Additionally, processing costs in the 2012 period were $4.5 million higher than the 2011 period due to higher use of lime and cyanide. The full amount of the increase in production costs was not reflected on the income statement, but increased the weighted average cost in inventory, which will be expensed in future periods.

Exploration, development, and land holding costs

Exploration, development, and land holding costs decreased $8.2 million during the three months ended March 31, 2012 to $1.0 million compared to $9.2 million in the same period of 2011.

The Company decreased the 2012 exploration program at Hasbrouck to focus on expansion projects and related drilling at Hycroft. As a result, Hasbrouck exploration, development, and land holding costs totaled $0.3 million during the three months ended March 31, 2012 compared to the 2011 period, which consisted of approximately 135 drill holes (125,300 feet drilled) at a cost of $3.1 million.

During the three months ended March 31, 2012, all drilling costs at Hycroft were capitalized as the activities related to the ongoing expansion projects and metallurgical optimization work compared to the same period in 2011, in which $4.1 million of drilling related costs at Hycroft for an initial feasibility study were expensed.

Other development costs totaled $0.2 million in 2012 compared to $1.1 million in the same period of 2011, a decrease of $0.9 million. Development costs in the 2011 period were attributable to engineering and consulting work to convert the sulfide mineralized material to proven and probable reserves.

Corporate general and administrative costs

Corporate general and administrative costs decreased $2.6 million during the three months ended March 31, 2012 to $5.0 million compared to $7.6 million in the same period of 2011. The decrease in the 2012 period was largely due to a $2.0 million reduction in stock-based compensation costs for directors. During the three months ended March 31, 2012, the Company recorded $0.9 million of stock-based compensation for director DPUs compared to $2.9 million in the same period of 2011 which was the result of a decrease in the change of the Company’s share price from the previous year-end in the 2012 period compared to the same period of 2011.

Accretion

Accretion expense related to the Company’s asset retirement obligation totaled $0.1 million in each of the three month periods ended March 31, 2012 and 2011, respectively. Accretion expense in both periods was based upon a credit adjusted risk-free rate of approximately 6%.

Interest income and expense

Allied Nevada earned $126,000 and $15,000 in interest income from both our cash and cash equivalents and restricted cash accounts during the three months ended March 31, 2012 and 2011, respectively. Additional interest income was recorded in the 2012 period due to increased interest rates received on our cash equivalent deposits as a result of changing financial institutions.

The Company recorded $0.6 million and $0.2 million of interest expense during the three months ended March 31, 2012 and 2011, respectively. Interest expense in both periods was primarily attributable to interest on capital lease obligations, net of capitalized interest of $0.2 million and $0.1 million for the 2012 and 2011 periods, respectively. Additionally, interest expense in the 2012 period included $0.1 million of standby fees associated with the revolving credit facility entered into in May of 2011.

Other income

The Company recognized $0.7 million of other income during the three months ended March 31, 2012 which primarily consisted of a $0.6 million unrealized gain to record the change in fair value of marketable equity securities received in a 2011 mineral property sale. A nominal amount of other income was recorded during the three months ended March 31, 2011.

Income tax expense

Income tax expense increased $3.9 million during the three months ended March 31, 2012 to $4.0 million compared to $0.1 million in the same period of 2011 primarily as a result of a $15.8 million increase in income before taxes. Income tax expense was based upon estimated interim effective tax rates of 25.0% and 29.4% for the three months ended March 31, 2012 and 2011, respectively.

Net income

For the reasons described above, we reported net income of $12.1 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.

Financial Position, Liquidity and Capital Resources

Cash provided by operating activities

Net income was $12.1 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively, for the reasons discussed in the Operations and Financial Results of Operations sections above.

Depreciation and amortization increased $0.4 million during the three months ended March 31, 2012 to $2.0 million compared to $1.6 million for the same period of 2011 due primarily to an approximate $30 per ounce increase in depreciation and amortization expense per ounce of gold sold. During the 2012 period, the Company had an additional $75.4 million of mine development costs, leach pads, and mining equipment in service which increased depreciation and amortization.

Stock-based compensation recorded for equity based awards granted to the Company’s employees and directors was $2.5 million and $4.1 million for the three months ended March 31, 2012 and 2011, respectively. Stock-based compensation recorded for DPUs decreased $2.0 million in the 2012 period as discussed in the Financial Results of Operations section above. Stock-based compensation recorded for employees of the Company increased by $0.5 million during the three months ended March 31, 2012 due to additional grants for increased staffing.

Deferred taxes resulted in $2.4 million and $46,000 of cash provided by operating activities for the three months ended March 31, 2012 and 2011, respectively, as in both periods, the Company’s estimated tax expense included non-cash changes in its deferred tax assets.

Other non-cash items resulted in $0.7 million of cash used in operating activities during the three months ended March 31, 2012 primarily due to a $0.6 million non-cash unrealized gain to record the change in fair value of shares received in a 2011 mineral property sale. There were no comparable transactions during the three months ended March 31, 2011.

Cash used in producing precious metals and acquiring supplies inventories was $12.1 million and $0.8 million during the three months ended March 31, 2012 and 2011, respectively. Cash used in the 2012 period increased due to an approximate 12,100 ounce increase in in-process inventory and a $1.3 million increase in supplies inventory whereas cash used in the 2011 period was primarily due to a $0.9 million increase in supplies inventory.

Cash used in placing ore on leach pads was $8.1 million and $4.7 million during the three months ended March 31, 2012 and 2011, respectively. Cash used in the 2012 period was attributable to an approximate $117 increase in the weighted average cost per ounce during the period. Cash used in the 2011 period was attributable to an approximate 2,900 ounce increase in the number of ounces on the leach pad.

The change in prepaids and other resulted in $2.3 million of cash provided by operating activities in the three months ended March 31, 2012 compared to $0.8 million of cash used in operating activities in the 2011 period. Cash provided in the 2012 period was largely attributable to our collection of $1.3 million of state mining claim fees and a $0.3 million miscellaneous receivable. Cash used in the 2011 period was due to increases in general prepaids of the Company.

Cash provided by increases in accounts payable was $1.9 million and $0.2 million during the three months ended March 31, 2012 and 2011, respectively. Cash provided in the 2012 period was primarily due to an increase in trade payables.

Cash provided by operating activities was $2.4 million and $0.4 million during the three months ended March 31, 2012 and 2011, respectively, for the reasons described above.

Cash used in investing activities

Additions to plant and equipment were $8.3 million and $5.5 million during the three months ended March 31, 2012 and 2011, respectively. During the 2012 period, additions included $3.9 million for leach pad expansions, $1.1 million for the mill construction, $0.8 million for an ERP system, and $2.5 million for other additions. During the 2011 period, additions to plant and equipment included $1.5 million for leach pad expansion, $1.5 million for truck shop construction, $1.0 million for mobile mine equipment, and $1.5 million of other additions.

Additions to mine development were $8.9 million and $7.2 million during the three months ended March 31, 2012 and 2011, respectively. During the 2012 period, these additions primarily included $5.0 million for drilling and assaying related to mine planning associated with Hycroft expansion projects and $3.8 million for engineering and professional services related to permitting actions at Hycroft. During the 2011 period, these additions included $3.2 million for development drilling and assaying to delineate and develop ore bodies within existing proven and probable reserve regions of the Brimstone pit and $3.8 million for pre-production phase stripping costs to prepare a new pit (Cut-5) to be mined.

Deposits for plant and mobile equipment additions totaled $14.3 million during the three months ended March 31, 2012 as a result of advance payments made for mobile equipment and the crusher and mill projects at Hycroft. There were no comparable items in the same period of 2011.

Increases in restricted cash were $3.1 million and $3.9 million during the three months ended March 31, 2012 and 2011, respectively. The Company’s restricted cash was increased to collateralize surety bonds in an amount approved by the Bureau of Land Management (BLM) as required for operations at the Hycroft Mine.

Cash used in investing activities was $34.6 million and $16.6 million for the three months ended March 31, 2012 and 2011, respectively, for the reasons described above.

Cash used in financing activities

Proceeds on issuance of common stock were $0.1 million and $0.3 million during the three months ended March 31, 2012 and 2011, respectively, due to exercises of stock options.

Repayments of principal on capital lease obligations were $2.8 million and $0.9 million during the three months ended March 31, 2012 and 2011, respectively. Repayments of principal on capital lease obligations increased in the 2012 period as the Company had an additional nine capital leases for mining equipment at period end compared to the same period of 2011.

Cash used in financing activities was $2.7 million and $0.6 million during the three months ended March 31, 2012 and 2011, respectively, for the reasons described above.

Liquidity and capital resources

At March 31, 2012, we had cash and cash equivalents totaling $240.1 million. All cash equivalents were invested in high quality short-term money market instruments, including government securities and certificates of deposit. At March 31, 2012, we had no funds invested in asset-backed commercial paper.

In May 2011, the Company entered into a three-year $30.0 million revolving credit agreement that matures in May 2014. The revolving credit facility is collateralized by substantially all of the assets of the Company. The interest rate on drawdowns is at either an applicable rate plus a base rate or an applicable rate plus LIBOR with the applicable rate determined by financial ratios of the Company. The Company has the ability to repay any borrowings under the facility in part or entirety at any time without penalty. The Company is required to pay a standby fee, dependent on financial ratios, on undrawn amounts under the revolving credit facility. The credit agreement contains various covenants related to net worth, interest coverage and leverage ratios, and contains limitations on dividends. In addition, the Company must satisfy certain affirmative and restrictive covenants. The Company was in compliance with all covenants as of March 31, 2012. At March 31, 2012, no amount was outstanding on the revolving credit facility.

Our operating cash flows vary with prices realized from gold and silver sales, our sales volumes, production costs, the timing of inventory processing, income taxes, and other working capital changes. Based on current mine plans and subject to future gold and silver prices, we expect our operating cash flows for the next twelve months, together with our existing cash and cash equivalent balances, equipment financing commitments, and amounts available under the revolving line of credit, will be sufficient to meet our liquidity needs and planned capital expenditures. The Company is working to locate an off-site carbon processer to improve the timing of gold sales from ounces in carbon. In the event an agreement with an off-site carbon processor cannot be negotiated the Company would work to permit and build an on-site carbon processing facility to enable the sale of the ounces in carbon. Due to the timing of permitting, management believes construction of an on-site processing facility cannot be completed in 2012.

Ongoing expansion projects at Hycroft include 1) increasing the mining rate through larger capacity haul trucks, shovels, and production drills, 2) expanding leach pad operations through increased pad size, additional solution processing capacity, and the addition of a gyratory crusher to enhance the exposure of ore to the leach process, 3) constructing a mill to process transitional and sulfide mineralization, and 4) upgrading infrastructure items to handle the milling demands, including power transmission and distribution and the construction of a railroad spur. At March 31, 2012, the Company had purchase obligations totaling $360.3 million for the purchase of capital items associated with the ongoing expansion projects at Hycroft. The Company anticipates that additional debt financing, in addition to future operating cash flows, existing cash and equivalents, and capital lease commitments, will be required to meet the capital needs of the ongoing Hycroft expansion projects.

Off-balance sheet arrangements

As of March 31, 2012, Allied Nevada had no off-balance sheet arrangements.

Outlook

Hycroft Operations

The success of Hycroft in achieving production and cost guidance for 2012 is highly sensitive to a number of events taking place as scheduled, including delivery of major mining equipment. The Hitachi EX5500 shovel, which was expected to depart Japan in late March, shipped about a month late due to logistical issues at the port stemming from damage created by the March 2011 tsunami. The 2012 mine plan assumed the shovel would be in operation in the beginning of June, 2012. The Company will make every effort to construct and place the shovel into operation upon its arrival at site, but expects that it will be at least a month behind schedule. As a result, it is anticipated that the mid to lower end of previously stated production guidance range of 180,000 to 220,000 ounces of gold will be achieved in 2012, assuming all other equipment deliveries are on time through the remainder of the year. In addition, mining unit costs may be slightly higher for a few months as the Company utilizes higher cost loading units and with the utilization of a contractor to haul crushed ore to the leach pads to free up Hycroft equipment to focus on mining operations. Unit costs are expected to decline as the new equipment becomes operational.

Non-GAAP Measures

Adjusted Cash Costs

Adjusted cash costs is a non-GAAP measure, calculated on a per ounce of gold sold basis, and includes all direct and indirect operating cash costs related to the physical activities of producing gold, including mining, processing, third party refining expenses, on-site administrative and support costs, royalties, and mining production taxes, net of by-product revenue earned from silver sales. Adjusted cash costs provides management and investors with a further measure, in addition to conventional measures prepared in accordance with GAAP, to assess the Company’s performance of the mining operations and ability to generate cash flows over multiple periods. Non-GAAP measures do not have any standardized meaning prescribed by GAAP and, therefore, may not be comparable to similar measures presented by other companies. Accordingly, the above measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The table below presents a reconciliation between non-GAAP adjusted cash costs to cost of sales (GAAP) for the three months ended March 31, 2012 and 2011 (in thousands, except ounces sold):

	Three months ended March 31,
	2012	2011
Total cost of sales	$17,139	$14,695
Less:
Depreciation and amortization	(2,000)	(1,558)
Silver revenues	(4,334)	(2,019)

Total adjusted cash costs	$10,805	$11,118
Gold ounces sold	20,347	21,341
Adjusted cash costs	$531	$521

Critical Accounting Policies and Estimates

These interim financial statements have been prepared in accordance with GAAP in the United States and follow the same accounting policies and methods of their application as the most recent annual financial statements. See Management’s Discussion and Analysis and the financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of our critical accounting policies and estimates.

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

Ore on leach pads

Oxide ore is placed on leach pads where it is treated with a chemical solution throughout the production phase of the mine, which dissolves the gold contained in the ore over time. The heap leach process ends with the production of a “pregnant” solution which contains the dissolved precious metals. The pregnant solution is further processed through conventional methods, including the Merrill-Crowe and Carbon in column process methods, which are treated as separate stages of work-in-process inventories. Costs are added to ore on leach pads based on current mining and processing costs, including applicable depreciation and amortization relating to mining and processing operations. Costs are transferred from ore on leach pads to subsequent stages of work-in-process inventories as the pregnant solution is treated by the conventional processing methods.

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

During normal operating conditions as much as 85% of the estimated recoverable gold on an active leach pad may be extracted during the first year and the remaining gold may be extracted over a three year period. The timing of gold recovery is affected by the stacking sequence on the leach pad, the time to achieve solution saturation of the leach pad material, the solution flow rate through the placed ore, the volume of solution placed on the leach pad, and the processing capacity of the Merrill-Crowe and Carbon in Column circuits.

Based on current life of mine production plans, residual heap leach activities are expected to continue through 2025. Accordingly, the ultimate gold recovery will not be known until leaching operations cease. Should the Company’s estimate of ultimate recovery require adjustment, the impact upon its income statement would depend upon whether the change involved a negative or positive change in gold recovery. If the Company determined the gold recovery decreased by 1 or 2 percent at March 31, 2012, its estimate of recoverable ounces would decrease by approximately 6,800 and 13,600 ounces, respectively, which would have resulted in a write down of approximately $6.4 million and $12.8 million, respectively. Whereas if the Company determined the gold recovery increased by 1 or 2 percent at March 31, 2012, its estimate of recoverable ounces would have increased by 6,800 and 13,600 ounces, respectively, and would result in a decrease to the weighted average cost per ounce in inventory to approximately $876 and $819 per ounce, respectively. This decrease in the weighted average cost would be recognized prospectively through cost of sales as a change in estimate.

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

Recent Accounting Pronouncements

For a discussion of recently issued and recently adopted accounting pronouncements, see Note 2 to the Condensed Consolidated Financial Statements.

Cautionary Note Regarding Forward-Looking Statements

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

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements, please see those factors discussed in Part I, Item 1A in our annual report on Form 10-K and in our other filings with the SEC. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that our forward-looking statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. The forward looking statements contained herein are made only as of the date hereof, and we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risks discussed in Item 7A of Allied Nevada’s Form 10-K for the fiscal year ended December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Allied Nevada management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of March 31, 2012. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide such reasonable assurance.

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. While the design of any system of controls is to provide reasonable assurance of the effectiveness of disclosure controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

Changes in Internal Control Over Financial Reporting

There has not been any change in Allied Nevada’s internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is a party to routine litigation and proceedings that are considered part of the ordinary course of its business. The Company is not aware of any material current, pending, or threatened litigation.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

We may be unable to replace our third party carbon strip processor in a timely manner which could delay our processing and sale of gold.

We recover gold from a leach pad’s pregnant solution by use of two different methods, one of which is the Carbon in Column process (“CIC process”) in which gold and silver is recovered through on-site carbon columns. Because the Hycroft Mine does not have on-site processing facilities to strip and regenerate carbon, approximately 25% of the mine’s total production is sent to off-site processing facilities to produce a doré containing gold and silver which is then sent to the refiner. We recently received notification from the primary offsite company that processes carbon indicating that they would no longer be able to process the carbon from Hycroft. As a result, we are unable to recover gold and silver from our carbon columns at this time. Our inventory of gold and silver will continue to increase until we engage a replacement processor or complete construction of our own processing facility. At the date of this Quarterly Report on Form 10-Q, we estimate that there is approximately 13,000 ounces of gold on carbon awaiting processing. We can provide no assurance that a new carbon processing agreement will be on terms that are similar to or more favorable than the agreement that was recently terminated, if at all. Any delay in our ability to process gold and silver on carbon has a negative effect on our working capital, which will become more pronounced the longer the delay.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

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

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-Q.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description of Document
10.1	Employment Agreement, dated as of February 15, 2012, between Allied Nevada Gold Corp and Gary Banbury

10.2	Credit Agreement, dated as of May 17, 2011, between Allied Nevada Gold Corp., The Bank of Nova Scotia and the lending institutions from time to time made parties thereto (fully executed)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosures

101	The following materials are filed herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED NEVADA GOLD CORP. (Registrant)

Date: May 4, 2012	By:	/s/ Scott A. Caldwell
Scott A. Caldwell
President and Chief Executive Officer

Date: May 4, 2012	By:	/s/ Stephen M. Jones
Stephen M. Jones
Executive Vice President and Chief Financial Officer