Form 10-Q
period 2012-06-30
Allied Nevada Gold Corp.
filed 2012-08-07
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

89,620,544 shares of Common Stock, $0.001 par value, outstanding at August 3, 2012

ALLIED NEVADA GOLD CORP.

FORM 10-Q

For the Quarter Ended June 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	(Unaudited)
	June 30,	December 31,
	2012	2011
Assets:
Cash and cash equivalents	$577,027	$275,002
Inventories - Note 3	58,960	28,305
Ore on leach pads, current - Note 4	67,540	64,230
Prepaids and other - Note 5	3,877	6,687
Deferred tax asset, current	1,631	1,795

Current assets	709,035	376,019

Restricted cash	21,905	18,798
Stockpiles and ore on leach pads, non-current - Note 4	23,293	11,320
Other assets, non-current - Note 5	22,827	2,196
Plant, equipment and mine development, net - Note 6	274,412	190,694
Mineral properties, net	44,667	44,706
Deferred tax asset, non-current	18,774	13,473

Total assets	$1,114,913	$657,206

Liabilities:
Accounts payable	$18,642	$26,314
Other liabilities, current - Note 7	5,294	3,166
Debt, current - Note 8	17,687	10,306
Asset retirement obligation, current - Note 9	339	339

Current liabilities	41,962	40,125

Other liabilities, non-current - Note 7	23,651	9,327
Debt, non-current - Note 8	452,169	34,245
Asset retirement obligation, non-current - Note 9	8,335	8,387

Total liabilities	526,117	92,084

Commitments and Contingencies - Note 17

Shareholders’ Equity:
Common stock, $0.001 par value 200,000,000 shares authorized, shares issued and outstanding: 89,620,544 at June 30, 2012 and 89,646,988 at December 31, 2011	89	90
Additional paid-in-capital	598,168	589,012
Accumulated other comprehensive loss	(3,691)	—
Accumulated deficit	(5,770)	(23,980)

Total shareholders’ equity	588,796	565,122

Total liabilities and shareholders’ equity	$1,114,913	$657,206

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(US dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue - Note 10	$33,666	$33,580	$72,891	$65,506

Operating expenses:
Production costs	14,438	12,371	29,577	25,508
Depreciation and amortization	2,101	1,558	4,101	3,116

Total cost of sales	16,539	13,929	33,678	28,624

Exploration, development, and land holding costs	1,205	9,628	2,223	18,863
Accretion	141	111	285	223
Corporate general and administrative	4,086	4,735	9,103	12,261

Income from operations	11,695	5,177	27,602	5,535

Interest income	200	114	326	129
Interest expense - Note 8	(3,318)	(148)	(3,923)	(304)
Other income (expense), net	(372)	6	291	46

Income before income taxes	8,205	5,149	24,296	5,406

Income tax expense - Note 11	(2,063)	(1,513)	(6,086)	(1,589)

Net income	6,142	3,636	18,210	3,817

Other comprehensive loss, net of tax
Change in fair value of cash flow hedge instruments net of taxes of $4,746 - Note 16	(8,813)	—	(8,813)	—
Amount reclassified to income, net of taxes of $2,758 - Note 16	5,122	—	5,122	—

Other comprehensive loss	(3,691)	—	(3,691)	—

Comprehensive income	$2,451	$3,636	$14,519	$3,817

Income per share:
Basic - Note 12	$0.07	$0.04	$0.20	$0.04
Diluted - Note 12	$0.07	$0.04	$0.20	$0.04

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(US dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cash flows from operating activities:

Net income	$6,142	$3,636	$18,210	$3,817

Adjustments to reconcile net income for the period to net cash (used in) provided by operating activities:
Depreciation and amortization	2,101	1,558	4,101	3,116
Accretion	141	111	285	223
Stock-based compensation	352	1,091	2,824	5,175
Deferred taxes	(3,150)	915	(3,150)	961
Other non-cash items	544	—	(111)	—

Change in operating assets and liabilities:
Inventories	(14,732)	(2,564)	(26,814)	(3,413)
Stockpiles and ore on leach pads	(4,966)	(8,249)	(13,026)	(12,988)
Prepaids and other	1,352	3,070	3,607	2,311
Accounts payable	2,118	5,056	2,406	5,250
Asset retirement obligation	(193)	—	(337)	(161)
Other liabilities	2,031	(543)	2,091	236

Net cash (used in) provided by operating activities	(8,260)	4,081	(9,914)	4,527

Cash flows from investing activities:
Additions to plant, equipment and mine development	(40,933)	(18,392)	(58,144)	(31,075)
Additions to mineral properties	(100)	(100)	(100)	(100)
Deposits for plant and equipment	—	—	(14,317)	—
Increase in restricted cash	(9)	(8)	(3,107)	(3,922)
Proceeds from other investing activities	—	60	38	100

Net cash used in investing activities	(41,042)	(18,440)	(75,630)	(34,997)

Cash flows from financing activities:
Proceeds on issuance of common stock	12	339	142	611
Proceeds from debt issuance	400,400	—	400,400	—
Payments of debt issuance costs	(13,172)	(476)	(13,172)	(476)
Repayments of principal on capital lease agreements	(3,097)	(1,336)	(5,887)	(2,246)
Excess tax benefit from stock-based awards	2,063	—	6,086
Proceeds from other financing activities	—	15	—	15

Net cash provided by (used in) financing activities	386,206	(1,458)	387,569	(2,096)

Net increase (decrease) in cash and cash equivalents	336,904	(15,817)	302,025	(32,566)

Cash and cash equivalents, beginning of period	240,123	321,080	275,002	337,829

Cash and cash equivalents, end of period	$577,027	$305,263	$577,027	$305,263

Supplemental cash flow disclosures:
Cash paid for interest	$726	$359	$1,503	$603
Cash paid for taxes	3,150	—	3,950	—
Non-cash financing and investing activities:
Mining equipment acquired by capital lease	28,626	1,069	28,626	12,336
Accounts payable reduction through capital lease	$—	$—	$10,047	$—

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(US dollars in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount

Balance, January 1, 2012	89,646,988	$90	$589,012	$—	$(23,980)	$565,122

Shares issued under stock option plans	29,734	—	142	—	—	142

Stock-based compensation and RSU plan share issuances	223,822	—	2,927	—	—	2,927
Correction of reporting of issuance by RSU stock plan administrator	(280,000)	(1)	1	—	—	—
Utilization of excess tax benefits	—	—	6,086		—	6,086
Other comprehensive loss	—	—	—	(3,691)	—	(3,691)
Net income	—	—	—	—	18,210	18,210

Balance, June 30, 2012	89,620,544	$89	$598,168	$(3,691)	$(5,770)	$588,796

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP in the United States for complete financial statements. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements, with the exception of the new significant accounting policies set forth below and the new accounting pronouncements described in Note 2, follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Allied Nevada for the year ended December 31, 2011.

The preparation of the Company’s Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units of production amortization calculations; estimates of recoverable gold and silver in leach pad and in-process inventories; the classification of current and long-term leach pad inventories; net realizable value of ore on leach pads and in-process inventories; environmental, reclamation and closure obligations; estimates of fair value for asset impairments; and estimates of fair value for financial instruments, including derivative instruments. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further future processing. Stockpiles are measured by estimating the number of ore tons added and removed from the stockpile, the number of contained ounces (based on assay data), and the estimated metallurgical recovery rates (based on the expected future processing method). Costs are added to stockpiles based on current mining costs, including applicable depreciation, depletion and amortization relating to mining operations. Costs are transferred from stockpiles to subsequent stages of work-in-process inventories. Stockpiles are carried at the lower of average cost or net realizable value. All of the Company’s ounces contained in the stockpiles are not expected to be recovered within the next 12 months and are classified as non-current assets.

Debt Issuance Costs

Costs associated with the issuance of debt are included in other assets, non-current and are amortized over the term of the related debt using the effective interest method.

Derivative Instruments

The fair value of the Company’s derivative instruments are reflected as assets or liabilities on the balance sheets. The Company has swap agreements in place to hedge against changes in foreign exchange and interest rates and diesel prices. The effective portion of changes in the fair value of the derivative instruments are deferred in Accumulated other comprehensive loss and are reclassified to income when the hedged transaction affects earnings. The ineffective portion of the change in fair value of the derivative instrument is recorded in Other income (expense), net. The Company did not experience any ineffectiveness in its hedging instruments during the six months ended June 30, 2012. Transactions related to the Company’s derivative instruments accounted for as hedges are classified in the same category as the item hedged in the statement of cash flows. The Company does not hold derivative instruments for trading purposes.

The Company assesses the retrospective and prospective effectiveness of its derivative instruments on a periodic basis to determine whether the hedging instruments have been highly effective in offsetting changes in fair value of the hedged items. The Company also periodically assesses whether the hedging instruments are expected to be highly effective in the future. If a hedging instrument is not expected to be highly effective, the Company will stop hedge accounting prospectively. In those instances, the gains or losses remain in Accumulated other comprehensive loss until the hedged item affects earnings.

Comprehensive Income (Loss)

Comprehensive income is comprised of net income and the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Reclassifications

Certain reclassifications have been made to the prior period Condensed Consolidated Financial Statements to conform to the current period presentation. The Company reclassified project development expenses from Corporate general and administrative to Exploration, development, and land holding costs in the Condensed Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2011. The Company reclassified its asset retirement cost asset from Other assets, non-current to Mineral properties, net in the Condensed Consolidated Balance Sheet as of December 31, 2011. The Company reclassified Mine development to Plant, equipment and mine development, net in the Condensed Consolidated Balance Sheet as of December 31, 2011. These reclassifications had no effect on previously reported total assets, cash flows, or net income.

2. Accounting Pronouncements

Recently Adopted

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 indefinitely defers certain provisions of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income by component. This pronouncement was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The January 1, 2012 adoption of this guidance had no effect on the Company’s consolidated financial position, results of operations, cash flows, and disclosures.

3. Inventories

The following table provides the components of inventories and the estimated recoverable gold ounces therein (in thousands, except ounces):

	June 30, 2012		December 31, 2011
	Amount	Gold ounces	Amount	Gold ounces
Materials and supplies	$11,916		$9,094

In-process	33,270	36,173	12,317	16,450
Carbon in-process	13,627	16,331	6,797	9,880
Precious metals	147	160	97	130

	$58,960	52,664	$28,305	26,460

4. Stockpiles and Ore on Leach Pads

The following table summarizes stockpiles and ore on leach pads and the estimated recoverable gold ounces therein (in thousands, except ounces):

	June 30, 2012		December 31, 2011
	Amount	Gold ounces	Amount	Gold ounces
Current:
Ore on leach pads	$67,540	67,525	$64,230	77,880

Non-current:
Ore on leach pads	$16,885	16,881	$11,320	13,745
Stockpiles	6,408	6,225	—	—

	$23,293	23,106	$11,320	13,745

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

5. Prepaids and Other Assets

The following table provides the components of prepaids and other assets (in thousands):

	June 30,	December 31,
	2012	2011
Prepaids and other
Prepaids	$1,824	$3,755
State claim fee receivable	—	1,262
Deposits	732	838
Derivative instruments - Note 16	797
Other	524	832

	$3,877	$6,687

Other assets, non-current
Debt issuance costs - Note 8	$13,016	$—
Advance payments for equipment	7,345	—
Marketable equity securities	1,742	1,484
Derivative instruments - Note 16	72
Reclamation policy premium	652	712

	$22,827	$2,196

6. Plant, Equipment and Mine Development, Net

The following table provides the components of plant, equipment and mine development, net (in thousands):

	June 30, 2012	December 31, 2011
Mine equipment	$124,390	$114,239
Mine development	75,104	60,666
Leach pads	37,574	20,622
Buildings and leasehold improvements	16,838	16,612
Furniture, fixtures, and office equipment	3,426	1,476
Vehicles	2,118	1,835
Construction in progress and other	66,861	16,105

	326,311	231,555
Less: accumulated depreciation and amortization	(51,899)	(40,861)

	$274,412	$190,694

7. Other Liabilities

The following table summarizes the components of other liabilities (in thousands):

	June 30,	December 31,
	2012	2011
Other liabilities, current
Interest payable	$3,399	$—
Accrued compensation	1,895	2,435
Federal income taxes payable	—	637
Other	—	94

	$5,294	$3,166

Other liabilities, non-current
Deferred phantom unit plan - Note 13	$8,432	$8,535
Derivative instruments - Note 16	14,428	—
Advanced royalties	691	686
Other	100	106

	$23,651	$9,327

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

8. Debt

The following table summarizes the components of debt (in thousands):

	June 30,	December 31,
	2012	2011
Debt, current:
Capital lease obligations	$17,687	$10,306

Debt, non-current:
Capital lease obligations	$59,649	$34,245
8.75% Senior Notes due June 2019 (1)	392,520	—

	$452,169	$34,245

(1)	8.375% after cross currency and interest rate swap

Interest Expense

The following table summarizes the components of interest expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Capital lease obligations	$716	$358	$1,422	$602
8.75% Senior Notes due June 2019 (1)	3,399	—	3,399	—
Revolving credit facility standby fees	73	35	145	35
Amortization of debt issuance costs	197	20	236	20
Capitalized interest	(1,067)	(265)	(1,279)	(353)

	$3,318	$148	$3,923	$304

(1)	8.375% after cross currency and interest rate swap

Senior Notes

In May 2012, the Company issued CDN $400.0 million of uncollateralized senior notes (the “Notes”). The Notes are denominated in Canadian dollars, pay interest semi-annually at the rate of 8.75% per annum, and mature in June 2019. Concurrently with the issuance of the Notes, the Company entered into a cross currency and interest swap agreement based upon a notional amount of $400.4 million, the gross proceeds to the Company from the issuance, and a fixed interest rate of 8.375% as described in Note 16. The Notes balance was $392.5 million based upon the U.S. dollar to Canadian dollar exchange rate on June 30, 2012. Debt issuance costs of $13.2 million attributable to the May 2012 senior notes offering consisted of fees of underwriters, accountants, and legal counsel. Debt issuance costs are included in Other assets, non-current and are amortized over the term of the related debt using the effective interest method.

The Notes are guaranteed by virtually all of the Company’s currently wholly-owned subsidiaries, including Hycroft Resources & Development Inc., which owns the Hycroft Mine and conducts mining operations. The Notes contain provisions that restrict or limit the ability of the Company to redeem the Notes, incur or guarantee additional debt, pay dividends, repurchase or redeem capital stock, grant additional liens, make investments, loans or guarantees, sell assets, enter into transactions with affiliates, and consolidate, merge or sell all or substantially all of the Company’s assets. The Company was in compliance with all covenants as of June 30, 2012.

In the event of a change in control or the Company’s sale of all or substantially all of its assets, the Company is obligated to redeem the Notes at a price equal to 101% of the principal amount of the Notes outstanding plus accrued interest. The Company may redeem up to 35% of the Notes outstanding prior to June 2015 at a redemption price of 108.75% of the Notes redeemed plus accrued interest with the net cash proceeds of an equity offering. After June 2016, the Company may redeem all of the Notes at a redemption price ranging from 104.375% to 100% depending upon the year redeemed plus accrued interest.

Capital Lease Obligations

All of the Company’s capital lease obligations are for the purchase of mining equipment and primarily carry 60-month terms. During the six months ended June 30, 2012, the Company entered into eight capital lease obligations. Some of the Company’s capital lease obligations contain financial covenants related to net worth, interest coverage and leverage ratios, and contain limitations on dividends, with which the Company was in compliance as of June 30, 2012. Capital lease obligations containing such covenants totaled $30.2 million at June 30, 2012.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following is a summary of the future minimum capital lease obligation payments, including interest, as of June 30, 2012 (in thousands):

Fiscal Year	Minimum Lease Payments
2012	$10,533
2013	20,953
2014	20,014
2015	18,469
2016	13,116
2017	2,995
Less: interest	(8,744)

Net minimum capital lease payments	77,336
Less: current portion	(17,687)

Non-current portion	$59,649

Revolving Credit Facility

In May 2011, the Company entered into a three-year $30.0 million revolving credit agreement that matures in May 2014. The revolving credit agreement was amended on May 11, 2012 and May 25, 2012 in connection with Company’s issuance of the Notes. At June 30, 2012 and December 31, 2011, no amounts were outstanding on the revolving credit facility. The revolving credit facility is collateralized by substantially all the assets of the Company. The credit agreement contains various financial covenants related to net worth, interest coverage and leverage ratios, and contains limitations on dividends. In addition, the Company must satisfy certain affirmative and restrictive covenants. The Company was in compliance with all covenants as of June 30, 2012.

9. Asset Retirement Obligation

The following table summarizes changes to the Company’s asset retirement obligation (in thousands):

	Six months ended June 30,
	2012	2011
Balance, beginning of year	$8,726	$6,766
Accretion	285	223
Reclamation expenditures	(337)	(161)

Balance, end of period	8,674	6,828
Less: current portion	(339)	(463)

Non-current portion	$8,335	$6,365

10. Revenue

The table below is a summary of the Company’s gold and silver sales (in thousands, except ounces):

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	Amount	Ounces	Amount	Ounces	Amount	Ounces	Amount	Ounces
Gold Sales	$28,584	17,762	$30,519	20,293	$63,475	38,109	$60,426	41,634
Silver Sales	5,082	174,736	3,061	85,092	9,416	303,042	5,080	144,658

	$33,666		$33,580		$72,891		$65,506

11. Income Tax Expense

For the six months ended June 30, 2012, Allied Nevada recorded tax expense of approximately $6.1 million based on an estimated effective rate of 25.0%. Tax expense during the same period of 2011 was $1.6 million based on an estimated effective rate of 29.4%. The estimated effective tax rates for the six months ended June 30, 2012 and 2011 are different from the United States statutory tax rate of 35% primarily due to the effects of the percentage depletion deduction.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

12. Income Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income available to common shareholders:	$6,142	$3,636	$18,210	$3,817

Weighted average common shares:
Basic	89,935	89,558	89,822	89,427
Effect of stock options granted under the 2007 Stock Option Plan	620	700	640	689
Effect of stock options granted under the Special Stock Option Plan	—	10	—	10
Effect of shares granted under the Restricted Share Unit Plan	535	689	562	616

Diluted	91,090	90,957	91,024	90,742

Income per share:
Basic	$0.07	$0.04	$0.20	$0.04
Diluted	$0.07	$0.04	$0.20	$0.04

13. Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation cost (benefit) by plan (in thousands):

	Three months ended June 30,		Six months ended June 30,
Stock-based compensation plan	2012	2011	2012	2011
Restricted Share Unit	$1,338	$1,073	$2,927	$2,211
2007 Stock Option	—	18	—	37
Deferred Phantom Unit	(986)	—	(103)	2,927

	$352	$1,091	$2,824	$5,175

As of June 30, 2012 and 2011, the Company had $13.2 million and $11.9 million, respectively, of unrecognized stock-based compensation cost relating to outstanding, unvested restricted share units. There was no unrecognized stock-based compensation cost for stock options as of June 30, 2012 or 2011.

The following table summarizes activity of the Company’s stock-based compensation plans:

	Six months ended June 30,
	2012		2011
	Restricted Share Unit	2007 Stock Option	Restricted Share Unit	2007 Stock Option	Special Stock Option
Outstanding on January 1,	568,787	775,776	957,901	931,930	26,728
Correction of reporting issuance by plan administrator	280,000	—	—	—	—
Granted	281,281	—	239,562	—	—
Vested/exercised	(223,822)	(29,734)	(198,458)	(120,887)	(15,035)
Canceled/forfeited	(23,416)	—	(11,000)	(2,000)	—

Outstanding, end of period	882,830	746,042	988,005	809,043	11,693

Vested and unissued/exercisable, end of period	330,000	746,042	300,000	798,043	11,693

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

During the six months ended June 30, 2012, there was no activity for options issued under the Special Stock Option Plan as all options had been exercised or expired as of July 31, 2011.

Deferred Phantom Unit Plan

The following table summarizes activity of the Deferred Phantom Unit Plan:

	Six months ended June 30,
	2012	2011
Outstanding on January 1,	281,869	238,000
Granted	—	21,000

Outstanding, end of period	281,869	259,000

An amendment to the Deferred Phantom Unit Plan (the “DPU Plan”) was approved by the Company’s shareholders in October 2011 to permit accrued DPUs to continue to be paid out in cash, or at the sole discretion of the Board, shares of the Company’s common stock. In June 2012, the Company adopted the amended DPU Plan after receiving a favorable Canadian regulatory ruling permitting the amendment. The DPU Plan makes available a maximum of 300,000 shares of common stock for issuance to the Company’s non-employee directors.

Deferred Share Unit Plan

The Deferred Share Plan (the “DSU Plan”), an equity-based compensation plan for non-employee directors, was approved by the Company’s shareholders in October 2011. In June 2012, the Company adopted the DSU Plan after receiving a favorable Canadian regulatory ruling permitting the adoption. The DSU Plan makes available 500,000 shares of common stock for issuance to the Company’s non-employee directors. As of June 30, 2012, no grants had been made under the DSU Plan.

14. Segment Information

Allied Nevada is currently engaged in the operation of the Hycroft Mine and the evaluation, acquisition, exploration, and advancement of gold exploration and development projects in Nevada. The Company identifies its reportable segments as those consolidated mining operations or functional groups that represent more than 10% of the combined revenue, profit or loss or total assets of all reported operating segments. Consolidated mining operations or functional groups not meeting this threshold are aggregated at the corporate level for segment reporting purposes. Segment information as of and for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

As of and for the three months ended June 30,	Hycroft Mine	Exploration	Corporate and Other	Total
2012
Revenue	$33,666	$—	$—	$33,666
Depreciation and amortization	1,923	—	178	2,101
Income (loss) from operations	17,163	(1,041)	(4,427)	11,695
Interest income	—	—	200	200
Interest expense	(15)	—	(3,303)	(3,318)
Other income (expense), net	9	—	(381)	(372)

Income (loss) before taxes	17,157	(1,041)	(7,911)	8,205
Total assets	455,757	39,225	619,931	1,114,913
Capital expenditures	$68,915	$—	$644	$69,559

2011
Revenue	$33,580	$—	$—	$33,580
Depreciation and amortization	1,505	—	53	1,558
Income (loss) from operations	19,596	(8,889)	(5,530)	5,177
Interest income	7	—	107	114
Interest expense, net	(93)	—	(55)	(148)
Other income, net	—	—	6	6

Income (loss) before taxes	19,510	(8,889)	(5,472)	5,149
Total assets	238,090	34,193	320,396	592,679
Capital expenditures	$19,332	$10	$119	$19,461

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

As of and for the six months ended June 30,	Hycroft Mine	Exploration	Corporate and Other	Total
2012
Revenue	$72,891	$—	$—	$72,891
Depreciation and amortization	3,873	—	228	4,101
Income (loss) from operations	39,155	(2,060)	(9,493)	27,602
Interest income	—	—	326	326
Interest expense	(507)	—	(3,416)	(3,923)
Other income, net	19	—	272	291

Income (loss) before taxes	38,667	(2,060)	(12,311)	24,296
Total assets	455,757	39,225	619,931	1,114,913
Capital expenditures	$99,453	$2	$1,632	$101,087

2011
Revenue	$65,506	$—	$—	$65,506
Depreciation and amortization	3,006	—	110	3,116
Income (loss) from operations	36,768	(16,949)	(14,284)	5,535
Interest income	13	—	116	129
Interest expense, net	(249)	—	(55)	(304)
Other income, net	6	—	40	46

Income (loss) before taxes	36,538	(16,949)	(14,183)	5,406
Total assets	238,090	34,193	320,396	592,679
Capital expenditures	$43,199	$56	$156	$43,411

15. Fair Value Measurements

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

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Certain financial instruments, including cash and equivalents, prepaids and other, accounts payable, and other liabilities, are carried at cost, which approximates fair value due to the short-term nature of these instruments. There were no changes to the Company’s valuation techniques during the six months ended June 30, 2012.

The following table sets forth by level within the fair value hierarchy the Company’s financial instruments measured at fair value on a recurring basis (in thousands).

Assets	June 30, 2012	December 31, 2011	Input Hierarchy Level
Available-for-sale securities:
Marketable equity securities	$1,742	$1,484	Level 1

Derivative instruments:
Currency swap	$580	$—	Level 2
Diesel forward contracts	289	—	Level 2

	$869	$—

Liabilities
Stock-based compensation plan:
Deferred Phantom Unit liability	$8,432	$8,535	Level 1

Derivative instruments:
Currency swap	$14,428	$—	Level 2

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted price of the marketable equity security multiplied by the quantity of shares held by the Company. The Company has elected to account for its available-for-sale securities using the fair value option in accordance with ASC 825 Financial Instruments. Available-for-sale equity securities are classified as Other assets, non-current with periodic changes in fair value included in current period Other income, net.

The Company’s 8.75% senior notes and derivative instruments are valued using models which require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, and correlations of such inputs. Some of the model inputs used in valuing our derivative instruments trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Derivative instruments are classified within Level 2 of the fair value hierarchy and are included in Prepaids and other, Other assets, non-current, and Other liabilities, non-current. The fair values of derivative instruments reflected in the table above and on the Unaudited Condensed Consolidated Balance Sheets have been adjusted for non-performance risk. For applicable financial assets carried at fair value, the credit standing of the counterparties is analyzed and factored into the fair value measurement of those assets. In addition, the fair value measurement of liabilities reflected in the above table has been adjusted to reflect the nonperformance risk of the Company. Using prevailing rates interest rates on similar investments and foreign currency forward rates, the estimated fair value of the senior notes was $422.8 million. The fair value estimate of the senior notes was prepared with the assistance of an independent third party and does not reflect the actual trading value of this debt.

The Company’s Deferred Phantom Unit liability is valued using the price of the Company’s common stock, which is traded in active markets, and as such is classified within Level 1 of the fair value hierarchy. The fair value is calculated as the number of units outstanding multiplied by the quoted market price of the Company’s common stock. The Deferred Phantom Unit liability is included in Other liabilities, non-current.

16. Derivative Instruments

The Company does not hedge the sale of gold and silver. These precious metals are sold at prevailing spot market prices. The Company has entered into swap agreements to hedge against price volatility of some of its operating cost exposure related to diesel fuel and to hedge against the effect of foreign exchange and interest rate fluctuations on cash flows for debt on its senior notes denominated in Canadian dollars, which are designated as cash flow hedges. The maximum period of time over which hedged transactions are expected to occur is seven years. The Company did not experience any ineffectiveness in its hedging instruments during the six months ended June 30, 2012.

Diesel Swap Agreements

In May 2012, the Company began hedging a portion of its operating cost exposure relating to the price of diesel fuel to be purchased for its operations beginning in July 2012. The hedging instruments consist of several swap agreements with expiration dates of December 31, 2012 and December 31, 2013. Beginning in July 2012, the Company anticipates it will experience some hedging ineffectiveness in its diesel swaps.

The Company had the following diesel swap agreements outstanding at June 30, 2012:

	Expiration
	2012	2013
Diesel swap agreements:
Diesel gallons (thousands)	2,400	1,200
Average rate ($/gallon)	2.69	2.60

Based upon forecasted consumption of diesel, the Company believes it has hedged approximately one half of its requirements for the second half of 2012 and less than 10% of its requirements for 2013.

Cross Currency and Interest Rate Swap

In May 2012, the Company entered into a cross currency and interest rate swap concurrently with the issuance of 8.75% senior notes for CDN $400.0 million. The notional value of the cross currency swap was $400.4 million at a fixed rate of 8.375%. Under the cross currency and interest rate swap agreement, the Company has agreed to exchange, at specified intervals, the difference between interest amounts on its senior notes and interest on the notional amount of the cross currency swap and upon maturity the Company will pay $400.4 million and the counterparty will pay CDN $400.0 million. The Company has determined that the cross currency and interest rate swap has no ineffectiveness.

The cross currency and interest rate swap agreement contains a mutual put provision that can be exercised by either party to the agreement in June 2016. The amount to be received or paid by the Company would be equal to the mark-to-market value as defined in the agreement. At this time, the Company does not intend to exercise the above put provision and does not believe the counter-party to the swap agreement intends to exercise the put provision. Management has evaluated the put provision and has concluded it is not an embedded derivative.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Derivative Instrument Fair Values

The Company had the following derivative instruments designated as cash flow hedges at June 30, 2012 (in thousands):

	Fair Values of Derivative Instruments
	June 30, 2012
	Other assets, current	Other assets, non-current	Other liabilities, non-current
Cross currency and interest rate swap	$580	$—	$14,428
Diesel swaps	217	72	—

	$797	$72	$14,428

The location in the condensed consolidated statements of income and comprehensive income and the amounts of gains and losses related to our derivative instruments designated as cash flow hedges are provided in the following table (in thousands):

	Six months ended June 30, 2012
	Cross Currency Swap	Diesel Swap
Pretax gain (loss) recognized in Other comprehensive income	$(13,848)	$289
Pretax loss reclassified from Accumulated other comprehensive income into income	(7,880)	—
Income tax benefit (expense) related to items of other comprehensive income	$2,089	$(101)

The pretax foreign currency loss of $7,880 recognized for the effective portion of the cross currency and interest rate swap was included in Other income (expense), net and was offset by a foreign currency transaction gain of the same amount resulting in no impact to net income. Similarly, any future foreign currency gain or loss recognized for the effective portion of the cross currency and interest rate swap will be offset by a foreign transaction gain or loss of the same amount, resulting in no impact to future net income.

17. Commitments and Contingencies

The Company is from time to time involved in various legal proceedings related to its business. Management does not believe that adverse decisions are likely in any pending or threatened proceeding, or that amounts that may be required to be paid will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Net Profit Royalty

A portion of the Hycroft Mine is subject to a mining lease requiring a 4% net profit royalty payable to the owner of certain patented and unpatented mining claims. The mining lease agreement requires payment of $120,000 in any year when mining occurs on the leased claims. All advance royalty payments are credited against the future payments under the 4% net profits royalty. The total payments under the above mining lease are subject to a maximum $7.6 million in royalty payments, of which the Company has paid approximately $1.3 million as of June 30, 2012. At June 30, 2012, the Company had $0.1 million accrued for Hycroft’s net profit royalty.

Purchase obligations

At June 30, 2012, the Company had purchase obligations totaling $368.1 million for the purchase of capital items associated with ongoing expansion projects at Hycroft, which included, haul trucks, drills, crushers, shovels, engineering, and other capital items. The Company has the ability to cancel certain purchase obligations subject to the terms of the individual vendor agreements, which may include penalties. It is expected that a portion of the capital items associated with the purchase obligations will be acquired under capital lease.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the consolidated operating results and financial condition of Allied Nevada Gold Corp. (“Allied Nevada”) for the three and six month periods ended June 30, 2012 has been prepared based on information available to us as of August 6, 2012. This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herewith and the audited Consolidated Financial Statements of the Company for the year ended December 31, 2011 and the related notes thereto filed with the Company’s annual report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. All amounts stated herein are in U.S. dollars, unless otherwise noted.

Operations

Key operating statistics for the Hycroft Mine for the three and six months ended June 30, 2012, compared with the same periods in 2011, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Total material mined (thousands of tons)	15,559	7,895	27,017	15,675

Ore grade - gold (oz/ton)	0.012	0.014	0.014	0.014
Ore grade - silver (oz/ton)	0.296	0.406	0.405	0.320

Ounces produced - gold	30,662	22,783	63,135	43,501
Ounces produced - silver	208,208	93,221	374,364	154,972

Ounces sold - gold	17,762	20,293	38,109	41,634
Ounces sold - silver	174,736	85,092	303,042	144,658

Average realized price - gold ($/oz)	$1,609	$1,504	$1,666	$1,451
Average realized price - silver ($/oz)	$29	$36	$31	$35

Average spot price - gold ($/oz)	$1,609	$1,504	$1,651	$1,456
Average spot price - silver ($/oz)	$29	$38	$31	$35

Total adjusted cash costs [1] (thousands)	$9,356	$9,310	$20,161	$20,428
Adjusted cash costs per ounce[1]	$527	$459	$529	$491

Hycroft mined 15.6 million tons of material including 5.2 million tons of ore grading 0.012 opt gold and 0.296 opt silver, which was in-line with expectations. The Company produced 30,662 ounces of gold and 208,208 ounces of silver in the second quarter of 2012 and 63,135 ounces of gold and 374,364 ounces of silver in the six months ended June 30, 2012. The variance between gold and silver production compared to ounces sold was primarily due to the Company being unable to recover metal from its carbon columns since the middle of the first quarter of 2012 and the recirculation of lower grade solution through the leach pads, an industry process known as solution stacking. Solution stacking and delays in processing carbon have led to significant increases in carbon and in-process inventories.

The mine currently pumps 8,500 gallons per minute (“gpm”) of solution to the leach pads. Given that the Merrill Crowe plant can process 5,000 gpm of pregnant solution and the carbon circuit 1,500 gpm of pregnant solution, lower grade excess pregnant solution is recirculated to the pad to increase the solution grade which maximizes the efficiency of the processing plant to process higher grade solution. The Company continued to stack solution during the second quarter of 2012. The stacking of solution, together with delays in processing the gold and silver in carbon, contributed to the difference between ounces of gold and silver produced and sold and resulted in an increase in carbon and in-process inventories. As a result of solution stacking, the solution grade increased during the first six months of 2012 and is expected to continue to increase throughout 2012. This increase in solution grades is expected to result in increased ounces sold for both gold and silver for the remainder of 2012. As previously announced, the Company has signed an agreement with Yukon Nevada to process its metal-laden carbon. As of June 30, 2012, no carbon had been processed. The Company was notified in mid-July that Yukon Nevada had begun processing carbon and the Company expects that the 16,331 gold ounces included in carbon at June 30, 2012, will be processed and sold by year end. Furthermore, the Company has purchased a carbon strip vessel and expects to have it operational in the fourth quarter of 2012.

The final of the three Hitachi EX5500 shovels became operational in June 2012. Eleven of the new Komatsu 320-ton trucks were in operation by the end of the second quarter and five additional have been placed into operation since the end of the second quarter. The total fleet today is comprised of 16 320-ton trucks and six 200-ton trucks. The mine has also secured two additional CAT 795 345-ton trucks that are expected to arrive on site in the third quarter which will help with construction and operating efforts.

Unit costs have improved with the addition of the larger, more efficient mining equipment as evidenced in June 2012, when unit mining costs decreased 15% from the previous month. Since the end of the first quarter 2012, mining unit costs per ton have decreased 14%. Total tons mined increased by 35% from the first quarter 2012 to the second quarter of 2012.

[1]	The term “adjusted cash costs” is a non-GAAP financial measure. See the section on “Non-GAAP Financial Measures” in this MD&A.

The majority of construction and development efforts in the second quarter of 2012 were focused on excavation of the gyratory crusher location and completion of the 3.0 million square foot Lewis leach pad expansion. The Lewis leach pad has been active since early in the second quarter.

Exploration

Drilling activities at Hycroft in the second quarter of 2012 totaled 50,378 feet in 58 holes and were for engineering in support of the expansion projects at Hycroft. Drilling was primarily for facility condemnation, in-pit resource conversion, and to obtain additional material for ongoing metallurgical testing.

Exploration drilling will ramp up in the third quarter of 2012 with the first pass program commencing at Wildcat and a regional campaign beginning in the Hasbrouck area. The Company will use drilling campaign data to assess mineralized material with results expected to be announced in the first quarter of 2013.

Outlook

Production is expected to ramp up through the remainder of 2012 as the Company realizes benefits from mining higher grade areas of the mine where mined grades are expected to be 50% higher than those mined in the first half of 2012, increased ore tonnage placed on the leach pads over the last six months, increased ore under leach with the operation of the Lewis leach pad, and increased solution grades resulting from ongoing stacking. The Company expects production for 2012 to be approximately 180,000 ounces of gold.

Sales are expected to continue to differ from production due to carbon processing constraints and solution stacking to increase solution grades while managing the Merrill Crowe plant’s current solution processing capacity. As discussed above, the Company signed an agreement with Yukon Nevada to process its metal-laden carbon and expects to have its own carbon strip vessel in operation in the fourth quarter of this year. Total 2012 sales are expected to be approximately 150,000 ounces of gold, with third and fourth quarter sales expected to be approximately 40,000 ounces of gold and 70,000 ounces of gold, respectively.

Adjusted cash costs1 of $529 per ounce in the first half of 2012 were as expected. Anticipated decreases in the stripping ratio, declining unit mining costs resulting from the utilization of larger mining equipment, and increased ore tonnage being placed on the leach pad are expected to contribute to decreasing adjusted cash costs per ounce for the remainder of the year. For 2012, the Company continues to expect that the adjusted cash cost per ounce will be within the previously stated guidance of $475-$495.

Financial Results of Operations

Revenue

Gold sales

The table below summarizes changes in gold revenue, ounces sold, and average realized prices for the following periods:

	Three months ended June 30,		Six months ended June 30,
Gold sales	2012	2011	2012	2011
Total gold revenue (thousands)	$28,584	$30,519	$63,475	$60,426
Gold ounces sold	17,762	20,293	38,109	41,634
Average realized price (per ounce)	$1,609	$1,504	$1,666	$1,451

		2012 vs. 2011		2012 vs. 2011
The change in gold revenue was attributable to:
Decrease in ounces sold (thousands)		$(3,806)		$(5,116)
Increase in average realized price per ounce (thousands)		2,138		8,920
Effect of average realized price per ounce increase on ounces sold decrease (thousands)		(267)		(755)

		$(1,935)		$3,049

Revenue from gold sales decreased $1.9 million and increased $3.0 million in the three and six months ended June 30, 2012, respectively, compared to the same periods of 2011. In the second quarter of 2012, 2,531 fewer ounces were sold which was offset by a $105 increase in the average realized price per ounce. In the six months ended June 30, 2012, the average realized price per ounce increased $215 which was offset by a 3,525 decrease in ounces sold.

As discussed in the Operations section above, the Company has been unable to recover gold and silver from our carbon columns since the middle of the first quarter of 2012 and has been stacking lower grade solution back on to the leach pad due to Merrill Crow plant limitations, which has resulted in decreased gold ounces sold compared to the same periods of 2011 and created timing differences between ounces produced and sold. The Company expects the 16,331 gold ounces included in carbon at June 30, 2012, will be processed and sold by year end. Additionally, the increase in solution grades from stacking is expected to result in increased ounces sold for both gold and silver for the remainder of 2012.

[1]	The term “adjusted cash costs” is a non-GAAP financial measure. See the section on “Non-GAAP Financial Measures” in this MD&A.

Silver sales

The table below summarizes changes in silver revenue, ounces sold, and average realized prices for the following periods:

	Three months ended June 30,		Six months ended June 30,
Silver sales	2012	2011	2012	2011
Total silver revenue (thousands)	$5,082	$3,061	$9,416	$5,080
Silver ounces sold	174,736	85,092	303,042	144,658
Average realized price (per ounce)	$29	$36	$31	$35

		2012 vs. 2011		2012 vs. 2011
The change in silver revenue was attributable to:
Increase in ounces sold (thousands)		$3,225		$5,562
Decrease in average realized price per ounce (thousands)		(586)		(585)
Effect of average realized price per ounce decrease on ounces sold increase (thousands)		(618)		(641)

		$2,021		$4,336

During 2012 the Company mined ore with higher silver grades and utilized additional sodium cyanide to improve silver recoveries. As a result, revenue from silver sales increased $2.0 million and $4.3 million in the three and six months ended June 30, 2012, respectively, compared to the same periods of 2011, offsetting a lower silver price per ounce.

Total cost of sales

Total cost of sales consists of production costs and depreciation and amortization. The table below summarizes changes in total cost of sales for the following periods (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Production costs	$14,438	$12,371	$29,577	$25,508
Depreciation and amortization	2,101	1,558	4,101	3,116

Total cost of sales	$16,539	$13,929	$33,678	$28,624

		2012 vs. 2011		2012 vs. 2011
Decrease in ounces sold		$(1,737)		$(2,423)
Increase in average cost of sales per ounce		4,967		8,169
Effect of average cost per ounce increase on ounces sold decrease		(619)		(692)

		$2,610		$5,054

Total cost of sales increased $2.6 million and $5.1 million during the three and six months ended June 30, 2012, respectively, compared to the same periods of 2011. During the three and six months ended June 30, 2012, the average cost of sales per ounce increased $245 and $196, respectively, compared to the same period of 2011, due to higher mining and processing costs. During the six months ended June 30, 2012, the Company mined an additional 5.7 million waste tons at a cost of $11.2 million, largely due to mining occurring in high waste zones as the Company progresses through the production plan. The strip ratio during the three and six months ended June 30, 2012 was 1:1 and 1.4:1, respectively, compared to 0.7:1 and 0.8:1 for the same periods of 2011, respectively. To improve recoveries, lime and sodium cyanide consumption increased by 75% and 59%, respectively, compared to the same periods of 2011, resulting in an additional $7.0 million of processing costs in the 2012 six month period.

Exploration, development, and land holding costs

Exploration, development, and land holding costs totaled $1.2 million in the second quarter of 2012 and $2.2 million in the six months ended June 30, 2012, decreasing $8.4 million and $16.6 million compared to the same periods of 2011, respectively.

The Company decreased the 2012 exploration program at Hasbrouck to focus on expansion projects and related drilling at Hycroft. As a result, Hasbrouck exploration, development, and land holding costs decreased $4.1 million and $6.9 million during the three and six months ended June 30, 2012, respectively, compared to the same periods of 2011.

During the three and six months ended June 30, 2012, drilling costs at Hycroft were capitalized as the activities related to the ongoing expansion projects and metallurgical optimization work, compared to the same periods of 2011, in which $4.1 million and $8.2 million were expensed.

Accretion

Accretion expense related to the Company’s asset retirement obligation was $0.1 million and $0.3 million in the three and six months ended June 30, 2012, respectively, which was comparable to amounts recorded in the same periods of 2011.

Corporate general and administrative costs

Corporate general and administrative costs totaled $4.1 million in the second quarter of 2012 and $9.1 million in the six months ended June 30, 2012, decreasing $0.6 million and $3.2 million compared to the same periods of 2011, respectively. Decreases in the 2012 periods were attributable to reduced stock-based compensation for director DPUs and reduced expenses for engineering and consulting work, which were partially offset by higher compensation and benefit costs associated with increased staff levels at the corporate office to support the Company’s expansion projects.

Interest income and interest expense

Interest income was $0.2 million in the second quarter of 2012 and $0.3 million in the six months ended June 30, 2012, increasing $0.1 million and $0.2 million compared to the same periods of 2011, respectively, due to increased cash equivalent deposits from the May 2012 senior notes offering.

Interest expense was $3.3 million in the second quarter of 2012 and $3.9 million in the six months ended June 30, 2012, increasing $3.2 million and $3.6 million compared to the same periods of 2011, respectively. During the three and six months ended June 30, 2012, interest expense increases were attributable to the May issuance of the senior notes and entering into additional capital lease obligations.

Other income (expense), net

Other expense, net was $0.4 million in the second quarter of 2012 and other income, net was $0.3 million in the six months ended June 30, 2012 compared to nominal amounts recognized in the same periods of 2011. Amounts recognized in the 2012 periods were attributable to unrealized gains and losses to record the change in fair value of marketable equity securities.

Income tax expense

Increased income before taxes resulted in additional income tax expense during the three and six month periods ended June 30, 2012 compared to the same periods of 2011. Income tax expense totaled $2.1 million and $6.1 million during the three and six months ended June 30, 2012, respectively, based upon an estimated effective tax rate of 25.0%, which differs from the United States statutory tax rate of 35% primarily due to the effects of the percentage depletion deduction.

Net income

For the reasons described above, net income totaled $6.1 million and $18.2 million for the three and six months ended June 30, 2012, respectively, increasing $2.5 million and $14.4 million compared to the same periods of 2011, respectively.

Financial Position, Liquidity and Capital Resources

Cash and cash equivalents and liquidity

The Company’s principal sources of liquidity are its cash and cash equivalents, as well as the cash flow from its ongoing business, which the Company believes will allow it to meet its needs for working capital, capital expenditures, debt service, and other liquidity requirements associated with its operations for at least the next 12 months. The Company has placed substantially all of its cash and cash equivalents in short-term money market instruments with a single high quality financial institution, thereby ensuring balances remain readily available. Due to the nature of the Company’s operations and the composition of its current assets, the cash and cash equivalents balance represents substantially all of the Company’s liquid assets on hand. As of June 30, 2012, following the successful issuance of C$400 million of 8.75% senior unsecured notes (swapped to USD$400.4 million at 8.375%), the Company had existing cash and cash equivalents of $577 million, up from $275 million as of December 31, 2011. In addition to its ongoing cash flows, the Company has access to additional liquidity under the Company’s $30.0 million revolving credit facility and previously received capital lease financing arrangements from its equipment vendors, which is discussed in the Available sources of liquidity section below.

The Company’s primary future cash requirements will be to fund capital expenditures to expand the Hycroft Mine. Ongoing expansion projects at Hycroft include 1) increasing the mining rate through larger capacity haul trucks, shovels, and production drills, 2) expanding leach pad operations through increased pad size, additional solution processing capacity, and the addition of a gyratory crusher to enhance the exposure of ore to the leach process, 3) constructing a mill to process transitional and sulfide mineralization, and 4) upgrading infrastructure items to handle the milling demands, including power transmission and distribution and the construction of a railroad spur. The capital cost estimate for the expansion project is expected to be $1.2 billion. As of June 30, 2012, Allied Nevada had spent or committed $452 million, which is in-line with the feasibility estimate and represents approximately 36% of the total capital estimate. Of the amount, the Company had purchase obligations totaling $359 million, a portion of which will be financed through capital leases. The Company estimates that 2012 capital expenditures at Hycroft will total approximately $285 million, of which $87 million had been made as of June 30, 2012. The Company anticipates that future operating cash flows, existing cash and cash equivalents, amounts available under the revolving line of credit, and capital leases, will be sufficient to meet the capital needs of the ongoing Hycroft expansion projects.

Sources and uses of cash flows for the six months ended June 30, 2012 and 2011

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	2012 vs 2011
Net cash (used in) provided by operating activities	$(9,914)	$4,527	$(14,441)
Net cash used in investing activities	(75,630)	(34,997)	(40,633)
Net cash provided by (used in) financing activities	387,569	(2,096)	389,665

Net increase (decrease) in cash and cash equivalents	$302,025	$(32,566)

Cash (used in) provided by operating activities

The Company’s operating cash flows vary with prices realized from metal sales, sales volumes, production costs, and working capital changes. During the 2012 period, the Company’s in process inventories increased by approximately 26,200 ounces, resulting in an additional $22.1 million use of cash when compared to the same period of 2011. This use of cash was partially offset by a $14.4 million increase in net income during the 2012 period for the reasons discussed above in the Financial Results of Operations.

Cash used in investing activities

The $40.6 million increase in net cash used in investing activities is primarily attributable to capital spending associated with ongoing expansion projects at Hycroft. During the 2012 period, significant additions to plant, equipment and mine development included $16.8 million for the crusher and related excavation, $14.3 million for mine development, $9.9 million for leach pad expansions, and $8.2 million for mill construction. Additionally, during the 2012 period, the Company paid $14.3 million for deposits on the crusher and mill projects and increased restricted cash balances by $3.1 million to collateralize surety bonds to expand mining operations and address disturbances at the Hycroft Mine.

Cash provided by (used in) financing activities

During the six months ended June 30, 2012, the Company issued senior notes for gross proceeds of $400.4 million (after the effect of the cross currency and interest rate swap), and paid related debt issuance costs of $13.2 million. The Company’s repayments on capital lease obligations increased to $5.9 million as a result of entering into additional leases for haul trucks and shovels.

Available sources of liquidity

In addition to the Company’s cash and cash equivalents discussed above, the following available sources of liquidity existed at June 30, 2012.

Revolving credit facility

In May 2011, the Company entered into a three-year $30.0 million revolving credit agreement that matures in May 2014. As of June 30, 2012, the Company had $30.0 million of availability under the revolving credit agreement. The Company did not draw upon its revolving credit facility during the six months ended June 30, 2012 and no amounts were outstanding as of June 30, 2012 or December 31, 2011.

Capital lease obligation commitments

A majority of the Company’s mine equipment is acquired through capital lease obligations. Such obligations primarily carry 60-month terms and are secured by the underlying equipment to which they relate. The Company has arranged through its equipment vendors and a financial institution to finance expenditures for its major mine equipment during the expansion of Hycroft.

Capital requirements

The Company believes that cash flow from its ongoing business, when combined with its other sources of liquidity, including its existing cash on hand, the revolving credit facility, and capital lease financing arrangements, is sufficient over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due. The following table updates the Company’s gross contractual obligations disclosed in its Form 10-K for the year ended December 31, 2011 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2 – 3 Years	4 – 5 Years	More than 5 Years
Capital lease obligations (1)	$86,080	$21,168	$39,857	$25,055	$—
Senior notes (2)	635,739	34,138	67,067	67,067	467,467
Remediation and reclamation obligations (3)	13,672	339	618	1,129	11,586
Property option and claim maintenance obligations (4)	13,678	1,186	5,073	2,993	4,426
Purchase obligations (5)	91,349	91,349	—	—	—

Total Commitments	$840,518	$148,180	$112,615	$96,244	$483,479

(1)	Amount represents principal and interest payments.
(2)	Amount represents principal and interest payments after the effect of the cross currency and interest rate swap. The senior notes mature on June 1, 2019.
(3)	Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted and the Company is required, upon cessation of operations, to reclaim and remediate the lands that operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here.
(4)	Includes BLM and county claim fees and a 4% net profits royalty on Crofoot claims at the Hycroft Mine.
(5)	Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations primarily represent obligations for the purchase of capital items associated with the ongoing expansion projects at Hycroft. The amounts shown above represent certain purchase obligations which the Company cannot cancel, or which would require payment of penalties if canceled. It is expected that a portion of these commitments will be acquired under capital lease.

Debt covenants

Senior notes

In May 2012, the Company issued CDN $400.0 million of uncollateralized senior notes (the “Notes”). The Notes are denominated in Canadian dollars, pay interest semi-annually at the rate of 8.75% per annum, and mature in June 2019. Concurrently with the issuance of the Notes, the Company entered into a cross currency and interest swap agreement based upon a notional amount of $400.4 million, the gross proceeds to the Company from the issuance, and a fixed interest rate of 8.375%. The Notes balance was $392.5 million based upon the U.S. dollar to Canadian dollar exchange rate on June 30, 2012.

The Notes are guaranteed by virtually all of the Company’s currently wholly owned subsidiaries, including Hycroft Resources & Development Inc., which owns the Hycroft Mine and conducts mining operations. The Notes contain provisions that restrict or limit the ability of the Company to redeem the Notes, incur or guarantee additional debt, pay dividends, repurchase or redeem capital stock, grant additional liens, make investments, loans or guarantees, sell assets, enter into transactions with affiliates, and consolidate, merge or sell all or substantially all of the Company’s assets. The Company was in compliance with all covenants as of June 30, 2012.

For additional information on the Notes please see our Current Report on Form 8-K, filed with the SEC on May 29, 2012 and incorporated by reference herein.

Revolving credit facility

In May 2011, the Company entered into a three-year $30.0 million revolving credit agreement that matures in May 2014. The Revolving Credit Facility is collateralized by substantially all the assets of the Company. The credit agreement contains various financial covenants related to net worth, interest coverage and leverage ratios, and contains limitations on dividends. In addition, the Company must satisfy certain affirmative and restrictive covenants. The Company was in compliance with all covenants as of June 30, 2012.

On May 11, 2012, the Company amended its $30.0 million revolving credit agreement. The amendment was entered into to permit the Company to issue the Notes and to permit the Company to make distributions for the purpose of regularly scheduled interest payments, include debt representing the High Yield Indebtedness (as defined in the credit agreement) in the leverage ratio, reduce the interest coverage ratio, and remove the requirement that the Company maintain minimum aggregate deposits with the Lenders.

On May 25, 2012, the Company entered into a second amendment to the agreement. The second amendment was entered into to permit the Company to enter into a cross currency and interest rate swap in connection with the principal amount of the Notes, which resulted in an effective aggregate principal amount of the Notes equal to approximately $400.4 million and an effective interest rate of 8.375% per annum, and to allow the Company to incur indebtedness of up to $400 million in U.S. dollars or in Canadian dollars, or the exchange equivalent thereof, in connection with the issuance of the Notes.

Capital lease obligations

Some of the Company’s capital lease obligations contain financial covenants related to net worth, interest coverage and leverage ratios, and contain limitations on dividends, with which the Company was in compliance as of June 30, 2012. Capital lease obligations containing such covenants totaled $30.2 million at June 30, 2012.

Non-GAAP Financial Measures

Adjusted Cash Costs

Adjusted cash costs is a non-GAAP financial measure, calculated on a per ounce of gold sold basis, and includes all direct and indirect operating cash costs related to the physical activities of producing gold, including mining, processing, third party refining expenses, on-site administrative and support costs, royalties, and mining production taxes, net of by-product revenue earned from silver sales. Adjusted cash costs provides management and investors with a further measure, in addition to conventional measures prepared in accordance with GAAP, to assess the Company’s performance of the mining operations and ability to generate cash flows over multiple periods. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, may not be comparable to similar measures presented by other companies. Accordingly, the above measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The table below presents a reconciliation between non-GAAP adjusted cash costs to cost of sales (GAAP) for the three and six months ended June 30, 2012 and 2011 (in thousands, except ounces sold):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total cost of sales	$16,539	$13,929	$33,678	$28,624
Less:
Depreciation and amortization	(2,101)	(1,558)	(4,101)	(3,116)
Silver revenues	(5,082)	(3,061)	(9,416)	(5,080)

Total adjusted cash costs	$9,356	$9,310	$20,161	$20,428

Gold ounces sold	17,762	20,293	38,109	41,634
Adjusted cash costs	$527	$459	$529	$491

Off-balance sheet arrangements

As of June 30, 2012, Allied Nevada had no off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion of recently issued and recently adopted accounting pronouncements, see Note 2 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

These interim financial statements have been prepared in accordance with GAAP in the United States and, with the exception of new accounting policies discussed in the Basis of Presentation (Note 1) to the Condensed Consolidated Financial Statements; follow the same accounting policies and methods of their application as the most recent annual financial statements. See Management’s Discussion and Analysis and the financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of our critical accounting policies and estimates.

Ore on leach pads, stockpiles, in-process inventory and precious metals inventory

The recovery of gold from the Hycroft Mine’s oxide ore is accomplished through a heap leaching process that utilizes a Merrill-Crowe and a Carbon in column process method to recover precious metals from the leach pad’s pregnant solution. The Company maintains five categories of metals inventories: ore on leach pads; stockpiles; in-process inventory for the Merrill-Crowe plant; in-process inventory for the Carbon in column process; and precious metals inventory. The recovery of precious metals using the Merrill-Crowe method is completed at the Hycroft mine and the end product is a doré containing precious metals. The recovery of precious metals utilizing the Carbon in column process method is accomplished through on-site carbon columns and the shipping of loaded carbon offsite to be processed, resulting in the production of doré containing precious metals. The doré from both process methods is classified as precious metals inventory until sold.

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

For distinct mining areas, the ultimate recovery of gold contained in ore on leach pad can vary significantly from 30% to more than 70% depending upon ore particle size, ore mineralogy and ore grades. Ore particle size is most commonly affected by the rock type, blasting methods, and whether a crusher is used to reduce the particle size. During each accounting period, the amount of recoverable gold for each discreet mining area is used to determine the estimated aggregate quantity of recoverable gold that was placed on the leach pad.

During normal operating conditions as much as 80% of the estimated recoverable gold on an active leach pad may be extracted during the first year and the remaining gold may be extracted over a three year period. The timing of gold recovery is affected by the stacking sequence on the leach pad, the time to achieve solution saturation of the leach pad material, the solution flow rate through the placed ore, the volume of solution placed on the leach pad, and the processing capacity of the Merrill-Crowe and Carbon in column circuits.

Based on current life of mine production plans, residual heap leach activities are expected to continue through 2025. Accordingly, the ultimate gold recovery will not be known until leaching operations cease. Should the Company’s estimate of ultimate recovery require adjustment, the impact upon its income statement would depend upon whether the change involved a negative or positive change in gold recovery. If the Company determined the gold recovery decreased by 1 or 2 percent at June 30, 2012, its estimate of recoverable ounces would decrease by approximately 7,300 or 14,600 ounces, respectively, which would have resulted in a write down of approximately $7.3 million or $14.6 million, respectively. Whereas if the Company determined the gold recovery increased by 1 or 2 percent at June 30, 2012, its estimate of recoverable ounces would have increased by 7,300 or 14,600 ounces, respectively, and would result in a decrease to the weighted average cost per ounce in inventory to approximately $918 or $849 per ounce, respectively. This decrease in the weighted average cost would be recognized prospectively through cost of sales as a change in estimate.

Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further future processing. Stockpiles are measured by estimating the number of ore tons added and removed from the stockpile, the number of contained ounces (based on assay data), and the estimated metallurgical recovery rates (based on the expected future processing method). Costs are added to stockpiles based on current mining costs, including applicable depreciation, depletion and amortization relating to mining operations. Costs are transferred from stockpiles to subsequent stages of work-in-process inventories. Stockpiles are carried at the lower of average cost or net realizable value. All of the Company’s ounces contained in the stockpiles are not expected to be recovered within the next 12 months and are classified as non-current assets.

In-process Inventory

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes currently being used by the Company include a Merrill-Crowe zinc-precipitation process and a Carbon in column solution recovery process. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by SEC, all as may be amended from time to time. All statements, other than statements of historical fact, included herein or incorporated by reference, that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements, including but not limited to such things as:

•	our future business strategy, plans and goals;

•	future gold and silver prices;

•	our estimated future capital expenditures, construction, and other cash needs and expectations as to the funding or timing thereof;

•	our expansion expectations, including with respect to the Hycroft Mine and Hasbrouck property;

•	our expectations regarding the growth of our business, and our estimates of mineral reserves and other mineralized material;

•	the economic potential of the sulfide mineralization and milling project at the Hycroft Mine;

•	the anticipated results of the exploration drilling programs at our properties;

•	our production estimates;

•	our expectations regarding gold and silver recovery;

•	our estimated future sales and cost of sales;

•	our anticipated cash flows and cash operating costs; and

•	the availability, terms and costs related to future borrowing, debt repayment, and equity funding.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “project”, “target”, “budget”, “may”, “will”, “would”, “could”, “seeks”, or “scheduled to”, or other similar words, or negatives of these terms or other variations of these terms or comparable language or by discussion of strategy or intentions identify forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefit of the “safe harbor” provisions of such laws. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	volatile market prices of gold and silver;

•	risks related to the heap leaching process at the Hycroft Mine, including but not limited to gold recovery rates, gold extraction rates, and the grades of ore placed on our leach pads;

•	uncertainties concerning estimates of mineral reserves and other mineralized materials and grading;

•	cost of compliance with current and future government regulations, including those related to environmental protection, mining, health and safety, corporate governance and public disclosure;

•	risks related to our ability to timely process the gold on carbon;

•	uncertainties relating to obtaining or retaining approvals and permits from governmental regulatory authorities;

•	risks associated with our substantial level of indebtedness;

•	our ability to achieve our estimated production rates and stay within our estimated operating costs;

•	the commercial success of our exploration and development activities;

•	an increase in the cost or timing of new projects;

•	our current intention not to use forward-sale arrangements;

•	the inherently hazardous nature of mining activities, including operational, geotechnical and environmental risks;

•	intense competition within the mining industry;

•	uncertainties related to our ability to find and acquire new mineral properties;

•

potential operational and financial effects of current and proposed federal and state regulations related to environmental protection and mining, and the exposure to potential liability created by such regulations;

•	availability of equipment or supplies;

•	our ability to attract and retain personnel;

•	our ability to manage our growth;

•	our ability to raise additional capital on favorable terms or at all;

•	potential challenges to title in our mineral properties;

•	risks associated with the expansion of our operations, including those associated with any future acquisitions or joint ventures; and

•	potential conflicts of interests that may arise through some of our directors’ involvement with other natural resources companies.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements, please see those factors discussed in Part I, Item 1A in our annual report on Form 10-K and in our other filings with the SEC. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained herein. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained herein, those results or developments may not be indicative of results or developments in subsequent periods.

Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements contained herein speak only as of the date hereof, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as set forth below, there have been no material change in the market risks discussed in Item 7A of Allied Nevada’s Form 10-K for the fiscal year ended December 31, 2011.

The Notes

The Company became subject to foreign currency interest rate and exchange risk as a result of the issuance of the Canadian-dollar-denominated Notes in May 2012. In connection with the issuance of the Notes, the Company entered into a cross currency and interest rate swap agreement (the “Swap Agreement”) concurrently with the issuance of the Notes in the principal amount of CDN $400.0 million and bearing interest at a rate of 8.75% per year. The notional value of the Swap Agreement was $400.4 million at a fixed interest rate of 8.375%. Under the Swap Agreement, Allied Nevada has agreed to exchange, at specified intervals, the difference between interest amounts on the Notes and interest on the notional amount of the Swap Agreement and upon maturity the Company will pay $400.4 million and the counterparty will pay CDN $400.0 million. No credit loss is anticipated. The Swap Agreement has been categorized as a cash flow hedge and the material financial terms of the Swap Agreement correspond with the material financial terms of the Notes. Using prevailing rates interest rates on similar investments and foreign currency forward rates, the estimated fair value of the Notes at June 30, 2012 was $422.8 million. The fair value estimate of the Notes was prepared with the assistance of an independent third party and does not reflect the actual trading value of this debt.

Diesel Fuel Swap Agreements

The Company is exposed to the risk of fluctuations in cash flows related to its purchase of diesel fuel. Beginning in May 2012, the Company began using diesel fuel swap agreements to reduce the variability of its operating cost exposure relating to the price of diesel fuel to be purchased for its operations beginning in July 2012. The diesel fuel swap agreements, have expiration dates of December 31, 2012 and December 31, 2013. The Company had the following diesel swap agreements outstanding at June 30, 2012:

	Expiration
	2012	2013
Diesel swap agreements:
Diesel gallons (thousands)	2,400	1,200
Average rate ($/gallon)	2.69	2.60

Based upon forecasted consumption of diesel, the Company believes it has hedged approximately one half of its requirements for the second half of 2012 and less than 10% of its requirements for 2013. Beginning in July 2012, the Company anticipates it will experience some hedging ineffectiveness in its diesel fuel swap agreements.

The Company holds no derivatives for trading or speculative purposes.

Derivative Instrument Fair Values

The Company had the following derivative instruments designated as cash flow hedges at June 30, 2012 (in thousands):

	Fair Values of Derivative Instruments
	June 30, 2012
	Other assets, Current	Other assets, Non-current	Other liabilities, Non-current
Swap Agreement	$580	$—	$14,428
Diesel swaps	217	72	—

	$797	$72	$14,428

Since the Swap Agreement and the diesel swaps qualify for cash flow hedge accounting, any changes in their value are recorded through other comprehensive income, with any ineffectiveness recognized in income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Allied Nevada management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of June 30, 2012. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide such reasonable assurance.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in Allied Nevada’s internal control over financial reporting during the three and six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.

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

Our substantial indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness. As of June 30, 2012, we had indebtedness of $469.9 million, including CDN $400.0 million aggregate principal of 8.75% Senior Unsecured Notes due 2019 (“Notes”) (which have been swapped to USD $400.4 million at 8.375%), with an additional $30.0 million of unused commitments under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture governing our Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify.

Our high level of debt could:

•	make it more difficult for us to satisfy our obligations with respect to our outstanding debt;

•

require a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	increase our vulnerability to general adverse economic and industry conditions;

•	expose us to the risk of increased interest rates as certain of our borrowings, including borrowings under our revolving credit facility, are at variable rates of interest;

•	limit our flexibility in planning for and reacting to changes in the industry in which we compete;

•	place us at a disadvantage compared to other, less leveraged competitors; and

•	increase our cost of borrowing.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our debt, and the price of our common stock.

In addition, the indenture governing our Notes, the agreement related to $30.2 million of our capital lease obligations, and the credit agreement governing our revolving credit facility contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of nearly all of our debt.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing our revolving credit facility and the indenture governing our Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

In addition, we conduct a substantial portion of our operations through our subsidiaries, certain of which in the future may not be guarantors of our indebtedness. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing our Notes limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations.

If we cannot make scheduled payments on our debt, we will be in default and holders of our Notes could declare all outstanding principal and interest to be due and payable, the lenders under our revolving credit facility and capital leases could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

The terms of the indenture governing our Notes and the credit agreement governing our revolving credit facility will restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The indenture governing our Notes and the credit agreement governing our revolving credit facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions or repurchase or redeem capital stock;

•	prepay certain debt;

•	issue certain preferred stock or similar equity securities;

•	make loans and investments;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.

In addition, the restrictive covenants in the credit agreement governing our revolving credit facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.

A breach of the covenants or restrictions under the indenture governing our Notes or under the credit agreement governing our revolving credit facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies, including our capital lease obligations. In addition, an event of default under the credit agreement governing our revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our revolving credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.

Because we rely upon a third party carbon strip processor, we may incur delays in the processing and sale of gold.

We recover gold from a leach pad’s pregnant solution by use of two different methods, one of which is the Carbon in column process in which gold and silver is recovered through on-site carbon columns. Because the Hycroft Mine does not have on-site processing facilities to strip and regenerate carbon, approximately 25% of the mine’s total production is sent to off-site processing facilities to produce a doré containing gold and silver which is then sent to the refiner. Following the termination of the agreement to process carbon with the primary offsite company providing such services to us, we recently entered into an agreement with a replacement company to processes carbon from Hycroft. As a result, we have been delayed in our ability to recover gold and silver from our carbon columns for a period of time. Our inventory of gold and silver will continue to increase until the replacement processor begins to process carbon and deliver gold and silver to us or we complete construction of our own processing facility. At June 30, 2012, we estimate that there was approximately 16,331 ounces of gold on carbon awaiting processing. Any delay in our ability to process gold and silver on carbon has a negative effect on our working capital, which will become more pronounced the longer the delay.

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Document

10.1	First Amendment to Credit Agreement, dated as of May 11, 2012, among Allied Nevada Gold Corp., The Bank of Nova Scotia, as administrative agent, and such other parties as set forth therein, which amends that certain Credit Agreement among the same parties dated as of May 17, 2011

10.2*	Second Amendment to Credit Agreement, dated as of May 24, 2012, among Allied Nevada Gold Corp., The Bank of Nova Scotia, as administrative agent, and such other parties as set forth therein, which amends that certain Credit Agreement among the same parties dated as of May 17, 2011, as amended

10.3	Confirmation of Cross Currency Swap Transaction, dated June 18, 2012, between The Bank of Nova Scotia and Allied Nevada Gold Corp.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosures

101	The following materials are filed herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed May 29, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED NEVADA GOLD CORP. (Registrant)

Date: August 7, 2012	By:	/s/ Scott A. Caldwell
Scott A. Caldwell President and Chief Executive Officer

Date: August 7, 2012	By:	/s/ Stephen M. Jones
Stephen M. Jones Executive Vice President and Chief Financial Officer