Form 10-Q
period 2012-09-30
Allied Nevada Gold Corp.
filed 2012-11-05
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

89,688,752 shares of Common Stock, $0.001 par value, outstanding at November 1, 2012

ALLIED NEVADA GOLD CORP.

FORM 10-Q

For the Quarter Ended September 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	(Unaudited)
	September 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents	$502,802	$275,002
Accounts receivable - Note 1	22,644	—
Inventories - Note 3	52,525	28,305
Ore on leach pads, current - Note 4	77,606	64,230
Prepaids and other - Note 5	11,602	6,687
Deferred tax asset, current	1,713	1,795

Current assets	668,892	376,019

Restricted cash	31,268	18,798
Stockpiles and ore on leach pads, non-current - Note 4	29,248	11,320
Other assets, non-current - Note 5	24,425	2,196
Plant, equipment and mine development, net - Note 6	379,496	190,694
Mineral properties, net	44,553	44,706
Deferred tax asset, non-current	3,739	13,473

Total assets	$1,181,621	$657,206

Liabilities:
Accounts payable	$42,454	$26,314
Interest payable	11,821	—
Other liabilities, current - Note 7	4,647	3,166
Debt, current - Note 8	22,807	10,306
Asset retirement obligation, current - Note 9	339	339

Current liabilities	82,068	40,125

Other liabilities, non-current - Note 7	5,240	9,327
Debt, non-current - Note 8	482,892	34,245
Asset retirement obligation, non-current - Note 9	8,403	8,387

Total liabilities	578,603	92,084

Commitments and Contingencies - Note 17

Shareholders’ Equity:
Common stock, $0.001 par value 200,000,000 shares authorized, shares issued and outstanding: 89,678,752 at September 30, 2012 and 89,646,988 at December 31, 2011	90	90
Additional paid-in-capital	600,783	589,012
Accumulated other comprehensive loss - Note 16	(5,487)	—
Retained earnings (accumulated deficit)	7,632	(23,980)

Total shareholders’ equity	603,018	565,122

Total liabilities and shareholders’ equity	$1,181,621	$657,206

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(US dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue - Note 10	$64,829	$49,644	$137,720	$115,150

Operating expenses:
Production costs	29,533	17,127	59,110	42,635
Depreciation and amortization	3,758	2,185	7,859	5,301

Total cost of sales	33,291	19,312	66,969	47,936

Exploration, development, and land holding costs	2,966	6,775	5,189	25,567
Accretion	139	114	424	337
Corporate general and administrative	2,573	3,836	11,676	16,168

Income from operations	25,860	19,607	53,462	25,142

Interest income	334	136	660	265
Interest expense - Note 8	(7,922)	(72)	(11,845)	(376)
Other income (expense), net	(418)	1,115	(127)	1,161

Income before income taxes	17,854	20,786	42,150	26,192

Income tax expense - Note 11	(4,452)	(6,114)	(10,538)	(7,703)

Net income	13,402	14,672	31,612	18,489

Other comprehensive loss, net of tax
Change in fair value of cash flow hedge instruments net of taxes - Note 16	7,382	—	(1,431)	—
Amount reclassified to income, net of taxes - Note 16	(9,178)	—	(4,056)	—

Other comprehensive loss	(1,796)	—	(5,487)	—

Comprehensive income	$11,606	$14,672	$26,125	$18,489

Income per share:
Basic - Note 12	$0.15	$0.16	$0.35	$0.21
Diluted - Note 12	$0.15	$0.16	$0.35	$0.20

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(US dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cash flows from operating activities:

Net income	$13,402	$14,672	$31,612	$18,489

Adjustments to reconcile net income for the period to net cash provided by operating activities:
Depreciation and amortization	3,758	2,185	7,859	5,301
Accretion	139	114	424	337
Stock-based compensation	743	1,119	3,567	6,294
Gain on sale of mineral properties	—	(1,097)	—	(1,097)
Deferred taxes	16,716	3,702	13,567	4,663
Other non-cash items	230	(22)	119	(10)

Change in operating assets and liabilities:
Accounts receivable	(22,644)	—	(22,644)	—
Inventories	5,662	(2,764)	(21,153)	(6,177)
Stockpiles and ore on leach pads	(12,761)	(2,520)	(25,787)	(15,508)
Prepaids and other	(6,547)	(1,217)	(2,940)	1,094
Accounts payable	3,975	(1,516)	6,381	3,734
Interest payable	8,422	—	11,821	—
Asset retirement obligation	(71)	(90)	(408)	(251)
Other liabilities	2,757	2,884	1,449	3,108

Net cash provided by operating activities	13,781	15,450	3,867	19,977

Cash flows from investing activities:
Additions to plant, equipment and mine development	(64,943)	(22,106)	(123,087)	(53,181)
Additions to mineral properties	—	(13)	(100)	(113)
Deposits for plant and equipment	(2,363)	—	(16,680)	—
Increase in restricted cash	(9,363)	357	(12,470)	(3,565)
Proceeds from other investing activities	—	10	38	110

Net cash used in investing activities	(76,669)	(21,752)	(152,299)	(56,749)

Cash flows from financing activities:
Proceeds on issuance of common stock	322	183	464	794
Proceeds from debt issuance	—	—	400,400	—
Payments of debt issuance costs	(97)	—	(13,269)	(476)
Repayments of principal on capital lease agreements	(4,680)	(1,422)	(10,567)	(3,668)
Excess tax expense from stock-based awards	(6,882)	—	(796)	—
Proceeds from other financing activities	—	—	—	15

Net cash provided by (used in) financing activities	(11,337)	(1,239)	376,232	(3,335)

Net increase (decrease) in cash and cash equivalents	(74,225)	(7,541)	227,800	(40,107)

Cash and cash equivalents, beginning of period	577,027	305,263	275,002	337,829

Cash and cash equivalents, end of period	$502,802	$297,722	$502,802	$297,722

Supplemental cash flow disclosures:
Cash paid for interest	$1,173	$392	$2,676	$995
Cash paid for taxes	—	—	3,950	—
Non-cash financing and investing activities:
Mining equipment acquired by capital lease	26,402	3,595	55,028	15,931
Construction in process additions through accounts payable increase	19,836	9,387	19,836	9,387
Additional paid in capital increase from award modification and settlement of outstanding DPU liability	7,286	—	7,286	—
Accounts payable reduction through capital lease	$—	$—	$10,047	$—

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(US dollars in thousands, except shares)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Shareholders’
	Shares	Amount	Capital	Loss	Deficit)	Equity

Balance, January 1, 2012	89,646,988	$90	$589,012	$—	$(23,980)	$565,122

Shares issued under stock option plans	82,442	—	464	—	—	464

Stock-based compensation and share issuances under RSU Plan	229,322	1	4,291	—	—	4,292
Stock-based compensation under DSU Plan	—	—	525	—	—	525
Correction of reporting of issuance by RSU stock plan administrator	(280,000)	(1)	1	—	—	—
Modification of the DPU Plan - Note 13	—	—	7,286	—	—	7,286
Change to previous utilization of excess tax benefits	—	—	(796)		—	(796)
Other comprehensive loss	—	—	—	(5,487)	—	(5,487)
Net income	—	—	—	—	31,612	31,612

Balance, September 30, 2012	89,678,752	$90	$600,783	$(5,487)	$7,632	$603,018

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP in the United States for complete financial statements. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years. These interim financial statements, with the exception of the new significant accounting policies set forth below and recently adopted accounting pronouncements described in Note 2, follow the same significant accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Allied Nevada Gold Corp. (“Allied Nevada” or the “Company”) for the year ended December 31, 2011.

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

Significant Accounting Policies

Accounts Receivable

Accounts receivable consist of amounts due from a single customer for gold and silver sales. The Company has evaluated this customer’s credit risk and financial condition and determined that no allowance for doubtful accounts is necessary. The entire accounts receivable balance is expected to be collected during the next 12 months.

Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further future processing. Stockpiles are measured by estimating the number of ore tons added and removed from the stockpile, the number of contained ounces (based on assay data), and the estimated metallurgical recovery rates (based on the expected future processing method). Costs are added to stockpiles based on current mining costs, including applicable depreciation and amortization relating to mining operations. Costs are transferred from stockpiles to subsequent stages of work-in-process inventories. Stockpiles are carried at the lower of average cost or net realizable value. All of the Company’s ounces contained in the stockpiles are not expected to be recovered within the next 12 months and are classified as non-current assets.

Debt Issuance Costs

Costs associated with the issuance of debt are included in Other assets, non-current and are amortized over the term of the related debt using the effective interest method.

Derivative Instruments

The fair value of the Company’s derivative instruments are reflected as assets or liabilities on the balance sheets. The Company has swap agreements in place to hedge against changes in foreign exchange and interest rates and diesel prices. The effective portion of changes in the fair value of the derivative instruments are deferred in Accumulated other comprehensive loss and are reclassified to income when the hedged transaction affects earnings. The ineffective portion of the change in fair value of the derivative instrument is recorded in Other income (expense), net. The Company did not experience any ineffectiveness in its hedging instruments during the nine months ended September 30, 2012. Transactions related to the Company’s derivative instruments accounted for as hedges are classified in the same category as the item hedged in the statement of cash flows. The Company does not hold derivative instruments for trading purposes.

The Company assesses the retrospective and prospective effectiveness of its derivative instruments on a quarterly basis to determine whether the hedging instruments have been highly effective in offsetting changes in fair value of the hedged items. The Company also assesses on a quarterly basis whether the hedging instruments are expected to be highly effective in the future. If a hedging instrument is not expected to be highly effective, the Company will stop hedge accounting prospectively. In those instances, the gains or losses remain in Accumulated other comprehensive loss until the hedged item affects earnings.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Comprehensive Income (Loss)

Comprehensive income is comprised of net income and the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges.

Reclassifications

Certain reclassifications have been made to the prior period Condensed Consolidated Financial Statements to conform to the current period presentation. The Company reclassified project development expenses from Corporate general and administrative to Exploration, development, and land holding costs in the Condensed Consolidated Statement of Income and Comprehensive Income for the three and nine months ended September 30, 2011. The Company reclassified its asset retirement cost asset from Other assets, non-current to Mineral properties, net in the Condensed Consolidated Balance Sheet as of December 31, 2011. The Company reclassified Mine development to Plant, equipment and mine development, net in the Condensed Consolidated Balance Sheet as of December 31, 2011. These reclassifications had no effect on previously reported total assets, cash flows, or net income.

2. Accounting Pronouncements

Recently Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 indefinitely defers certain provisions of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income by component. This pronouncement was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The January 1, 2012 adoption of this guidance had no effect on the Company’s consolidated financial position, results of operations, cash flows, and disclosures.

3. Inventories

The following table provides the components of inventories and the estimated recoverable gold ounces therein (in thousands, except ounces):

	September 30, 2012		December 31, 2011
	Amount	Gold ounces	Amount	Gold ounces
Materials and supplies	$11,176		$9,094

In-process	38,998	40,866	12,317	16,450
Carbon in-process	1,937	2,285	6,797	9,880
Precious metals	414	435	97	130

	$52,525	43,586	$28,305	26,460

4. Stockpiles and Ore on Leach Pads

The following table summarizes stockpiles and ore on leach pads and the estimated recoverable gold ounces therein (in thousands, except ounces):

	September 30, 2012		December 31, 2011
	Amount	Gold ounces	Amount	Gold ounces
Current:
Ore on leach pads	$77,606	80,066	$64,230	77,880

Non-current:
Ore on leach pads	$19,402	20,017	$11,320	13,745
Stockpiles	9,846	11,662	—	—

	$29,248	31,679	$11,320	13,745

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

5. Prepaids and Other Assets

The following table provides the components of prepaids and other assets (in thousands):

	September 30, 2012	December 31, 2011
Prepaids and other
Prepaids	$3,345	$3,755
Federal income taxes receivable	4,750	—
State claim fee receivable	—	1,262
Deposits	723	838
Derivative instruments - Note 16	2,141	—
Other	643	832

	$11,602	$6,687

Other assets, non-current
Debt issuance costs, net - Note 8	$12,638	$—
Advance payments for plant and equipment	9,708	—
Marketable equity securities	1,355	1,484
Derivative instruments - Note 16	103	—
Reclamation policy premium	621	712

	$24,425	$2,196

6. Plant, Equipment and Mine Development, Net

The following table provides the components of plant, equipment and mine development, net (in thousands):

	September 30, 2012	December 31, 2011
Mine equipment	$171,005	$114,239
Mine development	85,025	60,666
Leach pads	37,998	20,622
Buildings and leasehold improvements	19,738	16,612
Furniture, fixtures, and office equipment	3,726	1,476
Vehicles	2,332	1,835
Construction in progress and other	118,795	16,105

	438,619	231,555
Less: accumulated depreciation and amortization	(59,123)	(40,861)

	$379,496	$190,694

7. Other Liabilities

The following table summarizes the components of other liabilities (in thousands):

	September 30, 2012	December 31, 2011
Other liabilities, current
Accrued compensation	3,856	2,435
Federal income taxes payable	—	637
Deferred revenue	791	—
Other	—	94

	$4,647	$3,166

Other liabilities, non-current
Deferred phantom unit plan - Note 13	$—	$8,535
Derivative instruments - Note 16	4,445	—
Advanced royalties	691	686
Other	104	106

	$5,240	$9,327

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

8. Debt

The following table summarizes the components of debt (in thousands):

	September 30, 2012	December 31, 2011
Debt, current:
Capital lease obligations	$22,807	$10,306

Debt, non-current:
Capital lease obligations	$76,252	$34,245
8.75% Senior Notes due June 2019 (1)	406,640	—

	$482,892	$34,245

(1)	Effective interest rate of 8.375% after cross currency and interest rate swap.

Interest Expense

The following table summarizes the components of interest expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Capital lease obligations	$1,255	$375	$2,676	$978
8.75% Senior Notes due June 2019 (1)	8,423	—	11,821	—
Revolving credit facility standby fees	73	—	220	35
Amortization of debt issuance costs	514	40	750	60
Capitalized interest	(2,343)	(343)	(3,622)	(697)

	$7,922	$72	$11,845	$376

(1)	Effective interest rate of 8.375% after cross currency and interest rate swap.

Senior Notes

In May 2012, the Company issued CDN $400.0 million of uncollateralized senior notes (the “Notes”). The Notes are denominated in Canadian dollars, pay interest semi-annually at the rate of 8.75% per annum, and mature in June 2019. Concurrently with the issuance of the Notes, the Company entered into a cross currency and interest swap agreement based upon a notional amount of $400.4 million, the gross proceeds to the Company from the issuance, and a fixed interest rate of 8.375% as described in Note 16. The Notes balance was $406.6 million based upon the U.S. dollar to Canadian dollar exchange rate on September 30, 2012. The Company incurred debt issuance costs of $13.3 million attributable to the May 2012 Notes offering, consisting primarily of fees of underwriters, accountants, and legal counsel. Debt issuance costs are included in Other assets, non-current and are amortized over the term of the related debt using the effective interest method.

The Notes are guaranteed by most of the Company’s currently wholly-owned subsidiaries, including Hycroft Resources & Development Inc., which owns the Hycroft Mine and conducts mining operations. The Notes contain provisions that restrict or limit the ability of the Company to redeem the Notes, incur or guarantee additional debt, pay dividends, repurchase or redeem capital stock, grant additional liens, make investments, loans or guarantees, sell assets, enter into transactions with affiliates, and consolidate, merge or sell all or substantially all of the Company’s assets. The Company was in compliance with all covenants as of September 30, 2012.

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

Capital Lease Obligations

All of the Company’s capital lease obligations are for the purchase of mining equipment and primarily carry 60-month terms. During the nine months ended September 30, 2012, the Company entered into 17 capital lease obligations. Some of the Company’s capital lease obligations contain financial covenants related to net worth, interest coverage and leverage ratios, and contain limitations on dividends, with which the Company was in compliance as of September 30, 2012. Capital lease obligations containing such covenants totaled $30.1 million at September 30, 2012.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following is a summary of the future minimum capital lease obligation payments, including interest, as of September 30, 2012 (in thousands):

Fiscal Year	Minimum Lease Payments
2012	$6,940
2013	26,956
2014	26,017
2015	24,471
2016	19,118
2017	6,478
Less: interest	(10,921)

Net minimum capital lease payments	99,059
Less: current portion	(22,807)

Non-current portion	$76,252

Revolving Credit Facility

In May 2011, the Company entered into a three-year $30.0 million revolving credit agreement that matures in May 2014. The revolving credit agreement was amended on May 11, 2012 and May 25, 2012, in connection with Company’s issuance of the Notes. At September 30, 2012 and December 31, 2011, no amounts were outstanding on the revolving credit facility. The revolving credit facility is collateralized by substantially all the assets of the Company. The revolving credit agreement contains various financial covenants related to net worth, interest coverage and leverage ratios, and contains limitations on dividends. In addition, the Company must satisfy certain affirmative and restrictive covenants. The Company was in compliance with all covenants as of September 30, 2012.

As discussed in Note 18 Subsequent Event, the Company amended and restated the revolving credit agreement on October 31, 2012, increasing the availability from $30.0 million to $120.0 million and extending the maturity from May 2014 to April 2016.

9. Asset Retirement Obligation

The following table summarizes changes to the Company’s asset retirement obligation (in thousands):

	Nine months ended September 30,
	2012	2011
Balance, beginning of year	$8,726	$6,766
Accretion	424	337
Reclamation expenditures	(408)	(251)

Balance, end of period	8,742	6,852
Less: current portion	(339)	(463)

Non-current portion	$8,403	$6,389

10. Revenue

The table below is a summary of the Company’s gold and silver sales (in thousands, except ounces):

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	Amount	Ounces	Amount	Ounces	Amount	Ounces	Amount	Ounces
Gold Sales	$59,337	34,851	$45,398	26,971	$122,812	72,960	$105,824	68,605
Silver Sales	5,492	177,844	4,246	112,856	14,908	480,886	9,326	257,514

	$64,829		$49,644		$137,720		$115,150

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

11. Income Tax Expense

For the three and nine months ended September 30, 2012, Allied Nevada recorded tax expense of approximately $4.5 million and $10.5 million, respectively, based on an estimated annual effective rate of 25%. Tax expense during the same periods of 2011 was $6.1 million and $7.7 million, respectively, based on an estimated effective rate of 29%. The estimated annual effective tax rates for the three and nine months ended September 30, 2012 and 2011, are different from the United States statutory tax rate of 35% primarily due to the effects of the percentage depletion deduction.

During the three months ended September 30, 2012, the Company made an election on its 2011 tax return to deduct bonus depreciation that increased its net operating loss carryovers and decreased excess tax benefits previously recorded during the first and second quarters of 2012. At September 30, 2012, the Company had a Deferred tax asset, current of $1.7 million, a Deferred tax asset, non-current of $3.7 million, and $4.8 million of federal income taxes receivable included in Prepaids and other.

12. Income Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income available to common shareholders:	$13,402	$14,672	$31,612	$18,489

Weighted average common shares:
Basic	90,020	89,664	89,893	89,507
Effect of stock options granted under the 2007 Stock Option Plan	578	687	578	674
Effect of shares granted under the Restricted Share Unit Plan	501	638	529	657
Effect of shares granted under the Deferred Share Unit Plan	24	—	8	—
Effect of shares granted under the Deferred Phantom Unit Plan	187	—	63	—
Effect of stock options granted under the Special Stock Option Plan	—	—	—	2

Diluted	91,310	90,989	91,071	90,840

Income per share:
Basic	$0.15	$0.16	$0.35	$0.21
Diluted	$0.15	$0.16	$0.35	$0.20

13. Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation cost (benefit) by plan (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Stock-based compensation plan	2012	2011	2012	2011
Restricted Share Unit	$1,364	$1,033	$4,291	$3,244
Deferred Phantom Unit	(883)	86	(1,249)	3,013
Deferred Share Unit	262	—	525	—
2007 Stock Option	—	—	—	37

	$743	$1,119	$3,567	$6,294

As of September 30, 2012 and 2011, the Company had $12.6 million and $10.9 million, respectively, of unrecognized stock-based compensation cost relating to outstanding, unvested restricted share units and deferred share units. There was no unrecognized stock-based compensation cost for deferred phantom units or stock options as of September 30, 2012 or 2011.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes activity of the Company’s stock-based compensation plans:

	Nine months ended September 30,
	2012					2011
	Restricted Share Unit	2007 Stock Option		Deferred Phantom Unit	Deferred Share Unit	Restricted Share Unit	2007 Stock Option	Deferred Phantom Unit	Special Stock Option
Outstanding on January 1,	568,787	775,776		281,869	—	957,901	931,930	238,000	26,728
Correction of reporting issuance by plan administrator	280,000	—		—	—	—	—	—	—
Granted	291,081	—		—	37,100	245,962	—	21,000	—
Vested/exercised	(229,322)	(92,442	)(1)	—	—	(198,458)	(149,554)	—	(23,387)
Canceled/forfeited	(31,666)	—		—	—	(17,100)	(2,000)	—	(3,341)

Outstanding, end of period	878,880	683,334		281,869	37,100	988,305	780,376	259,000	—

Vested and unissued/exercisable, end of period	380,000	683,334		281,869	18,550	350,000	772,376	259,000	—

(1)	10,000 shares were issued in October 2012 following the September 2012 exercise.

During the nine months ended September 30, 2012, there was no activity for options issued under the Special Stock Option Plan as all options had been exercised or expired as of July 31, 2011. During the nine months ended September 30, 2011, there was no activity for the Deferred Share Unit Plan as the Company adopted it in 2012.

Deferred Phantom Unit Plan

An amendment to the Deferred Phantom Unit Plan (the “DPU Plan”) was approved by the Company’s shareholders in October 2011 to permit accrued DPUs to continue to be paid out in cash, or at the sole discretion of the Board, shares of the Company’s common stock. In June 2012, the Company adopted the amended DPU Plan after receiving a favorable Canadian regulatory ruling permitting the amendment. In August 2012, the Company’s Board of Directors approved a resolution requiring all DPUs to be settled in shares of the Company’s common stock, which modified the classification of outstanding DPUs from liability instruments to equity instruments and increased additional paid in capital by $7.3 million. The Company had no accrued liability for DPUs at September 30, 2012, compared to $8.5 million at December 31, 2011. The DPU Plan makes available a maximum of 300,000 shares of common stock for issuance to the Company’s non-employee directors.

Deferred Share Unit Plan

The Deferred Share Unit Plan (the “DSU Plan”), an equity-based compensation plan for non-employee directors, was approved by the Company’s shareholders in October 2011. In June 2012, the Company adopted the DSU Plan after receiving a favorable Canadian regulatory ruling permitting the adoption. The DSU Plan makes available 500,000 shares of common stock for issuance to the Company’s non-employee directors.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

14. Segment Information

Allied Nevada is currently engaged in the operation of the Hycroft Mine and the evaluation, acquisition, exploration, and advancement of gold exploration and development projects in Nevada. The Company identifies its reportable segments as those consolidated mining operations or functional groups that represent more than 10% of the combined revenue, profit or loss or total assets of all reported operating segments. Consolidated mining operations or functional groups not meeting this threshold are aggregated at the corporate level for segment reporting purposes. Segment information as of and for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

As of and for the three months ended September 30,	Hycroft Mine	Exploration	Corporate and Other	Total

2012
Revenue	$64,829	$—	$—	$64,829
Depreciation and amortization	3,506	—	252	3,758
Income (loss) from operations	31,653	(2,966)	(2,827)	25,860
Interest income	15	—	319	334
Interest expense	(1,256)	—	(6,666)	(7,922)
Other expense, net	(26)	—	(392)	(418)

Income (loss) before taxes	30,386	(2,966)	(9,566)	17,854
Total assets	616,875	40,304	524,442	1,181,621
Capital expenditures	$112,768	$—	$776	$113,544

2011
Revenue	$49,644	$—	$—	$49,644
Depreciation and amortization	2,125	—	60	2,185
Income (loss) from operations	30,280	(6,775)	(3,898)	19,607
Interest income	5	—	131	136
Interest expense	(33)	—	(39)	(72)
Other income, net	—	1,097	18	1,115

Income (loss) before taxes	30,252	(5,678)	(3,788)	20,786
Total assets	291,137	35,064	295,386	621,587
Capital expenditures	$34,983	$6	$99	$35,088

As of and for the nine months ended September 30,	Hycroft Mine	Exploration	Corporate and Other	Total

2012
Revenue	$137,720	$—	$—	$137,720
Depreciation and amortization	7,379	—	480	7,859
Income (loss) from operations	70,808	(5,189)	(12,157)	53,462
Interest income	14	—	646	660
Interest expense	(1,763)	—	(10,082)	(11,845)
Other expense, net	(7)	—	(120)	(127)

Income (loss) before taxes	69,052	(5,189)	(21,713)	42,150
Total assets	616,875	40,304	524,442	1,181,621
Capital expenditures	$212,221	$2	$2,408	$214,631

2011
Revenue	$115,150	$—	$—	$115,150
Depreciation and amortization	5,131	—	170	5,301
Income (loss) from operations	67,048	(25,567)	(16,339)	25,142
Interest income	18	—	247	265
Interest expense	(282)	—	(94)	(376)
Other income, net	5	1,097	59	1,161

Income (loss) before taxes	66,789	(24,470)	(16,127)	26,192
Total assets	291,137	35,064	295,386	621,587
Capital expenditures	$78,182	$62	$255	$78,499

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

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis;

Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Certain financial instruments, including cash and equivalents, accounts receivable, prepaids and other, accounts payable, and other liabilities, are carried at cost, which approximates fair value due to the short-term nature of these instruments. There were no changes to the Company’s valuation techniques during the nine months ended September 30, 2012.

The following table sets forth by level within the fair value hierarchy the Company’s financial instruments measured at fair value on a recurring basis (in thousands).

	September 30, 2012	December 31, 2011	Input Hierarchy Level
Assets
Available-for-sale securities:
Marketable equity securities	$1,355	$1,484	Level 1

Derivative instruments:
Currency swap - Note 16	$1,222	$—	Level 2
Diesel forward contracts - Note 16	1,022	—	Level 2

	$2,244	$—

Liabilities
Stock-based compensation plan:
Deferred Phantom Unit Plan liability - Note 13	$—	$8,535	Level 1

Derivative instruments:
Currency swap - Note 16	$4,445	$—	Level 2

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

The Company’s Notes and derivative instruments are valued using models which require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, and correlations of such inputs. Some of the model inputs used in valuing the derivative instruments trade in liquid markets, and as such, model inputs can generally be verified and do not involve significant management judgment. Derivative instruments are classified within Level 2 of the fair value hierarchy and are included in Prepaids and other, Other assets, non-current, and Other liabilities, non-current. The fair values of derivative instruments reflected in the table above and on the Unaudited Condensed Consolidated Balance Sheets have been adjusted for non-performance risk. For applicable financial assets carried at fair value, the credit standing of the counterparties is analyzed and factored into the fair value measurement of those assets. Using prevailing interest rates on similar investments and foreign currency forward rates, the estimated fair value of the Notes was $414.5 million. The fair value estimate of the Notes was prepared with the assistance of an independent third party and does not reflect the actual trading value of this debt.

As discussed in Note 13, in August 2012, the Company’s Board of Directors approved a resolution requiring all outstanding DPUs to be settled in shares of the Company’s common stock resulting in no Deferred Phantom Unit Plan liability as of September 30, 2012. At December 31, 2011, the Company’s Deferred Phantom Unit Plan liability was valued using the price of the Company’s common stock, which is traded in active markets, and as such is classified within Level 1 of the fair value hierarchy. The fair value was calculated as the number of units outstanding multiplied by the quoted market price of the Company’s common stock. The December 31, 2011 Deferred Phantom Unit Plan liability is included in Other liabilities, non-current.

16. Derivative Instruments

The Company does not hedge the sale of gold and silver. These precious metals are sold at prevailing spot market prices. The Company has entered into swap agreements to hedge against price volatility of some of its operating cost exposure related to diesel fuel and to hedge against the effect of foreign exchange and interest rate fluctuations on cash flows for debt on its Notes denominated in Canadian dollars, which are designated as cash flow hedges. The maximum period of time over which hedged transactions are expected to occur is seven years. The Company did not experience any ineffectiveness in its hedging instruments during the nine months ended September 30, 2012.

Diesel Swap Agreements

In May 2012, the Company began hedging a portion of its operating cost exposure relating to the price of diesel fuel to be purchased for its operations beginning in July 2012. The hedging instruments consist of several swap agreements with expiration dates of December 31, 2012 and December 31, 2013.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company had the following diesel swap agreements outstanding at September 30, 2012:

	Expiration
	2012	2013
Diesel swap agreements:
Diesel gallons (thousands)	1,200	1,200
Average rate ($/gallon)	2.69	2.60

Based upon forecasted consumption of diesel, the Company believes it has hedged approximately one half of its requirements for the fourth quarter of 2012 and less than 10% of its requirements for 2013.

Cross Currency and Interest Rate Swap

In May 2012, the Company entered into a cross currency and interest rate swap concurrently with the issuance of 8.75% senior notes for CDN $400.0 million. The notional value of the cross currency swap was $400.4 million at a fixed rate of 8.375%. Under the cross currency and interest rate swap agreement, the Company has agreed to exchange, at specified intervals, the difference between interest amounts on its Notes and interest on the notional amount of the cross currency swap and upon maturity the Company will pay $400.4 million and the counterparty will pay CDN $400.0 million. The Company has determined that the cross currency and interest rate swap has no ineffectiveness.

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

Derivative Instrument Fair Values

The Company had the following derivative instruments designated as cash flow hedges at September 30, 2012 (in thousands):

	Fair Values of Derivative Instruments
	September 30, 2012
	Other assets, current	Other assets, non-current	Other liabilities, non-current
Cross currency and interest rate swap	$1,222	$—	$4,445
Diesel swaps	919	103	—

	$2,141	$103	$4,445

The location in the condensed consolidated statements of income and comprehensive income and the amounts of gains and losses related to our derivative instruments designated as cash flow hedges are provided in the following table (in thousands):

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Cross Currency Swap	Diesel Swap	Total	Cross Currency Swap	Diesel Swap	Total
Pretax gain (loss) recognized in Other comprehensive income	$10,625	$733	$11,358	$(3,223)	$1,022	$(2,201)
Pretax loss reclassified from income to Accumulated other comprehensive loss	(14,120)	—	(14,120)	(6,240)	—	(6,240)

Pretax accumulated other comprehensive income (loss)	(3,495)	733	(2,762)	(9,463)	1,022	(8,441)
Income tax benefit (expense) related to items of other comprehensive income (loss)	1,223	(257)	966	3,312	(358)	2,954

Other comprehensive income (loss), net of tax	$(2,272)	$476	$(1,796)	$(6,151)	$664	$(5,487)

The foreign currency transaction loss of $14.1 million and $6.2 million for the three and nine months ended September 30, 2012, respectively, increased the outstanding Notes balance and was included in Other income (expense), net. As a result of the hedge, the transaction loss was reclassified to Accumulated other comprehensive loss, resulting in no impact to net income. Similarly, any future foreign currency transaction gain or loss included in Other income (expense), net will be reclassified to Accumulated other comprehensive income or loss, resulting in no impact to net income.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (unaudited)

A portion of the Company’s diesel and cross currency and interest rate swaps designated as cash flow hedges settled during the quarter ending September 30, 2012. The effective portion of gains associated with these hedges previously recorded in Accumulated other comprehensive income were reclassified to operating expense or interest expense. The following table sets forth the effect of cash flow hedges on our Condensed Consolidated Statements of Income and Comprehensive Income for the periods indicated (in thousands):

	Location of gain (loss) reclassified from Accumulated other	Three months ended September 30,		Nine months ended September 30,
Derivatives in cash flow hedging relationships	comprehensive income (loss) into Net	2012	2011	2012	2011
Cross currency and interest rate swap	Interest expense, net	$312	$—	$312	$—

Diesel swaps	Production costs	19	—	19	—

		$331	$—	$331	$—

17. Commitments and Contingencies

The Company is from time to time involved in various legal proceedings related to its business. Management does not believe that adverse decisions are likely in any pending or threatened proceeding, or that amounts that may be required to be paid will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Net Profit Royalty

A portion of the Hycroft Mine is subject to a mining lease requiring a 4% net profit royalty payable to the owner of certain patented and unpatented mining claims. The mining lease agreement requires payment of $120,000 in any year when mining occurs on the leased claims. All advance royalty payments are credited against the future payments under the 4% net profits royalty. The total payments under the above mining lease are subject to a maximum $7.6 million in royalty payments, of which the Company has paid approximately $1.3 million as of September 30, 2012. At September 30, 2012, the Company had $0.2 million accrued for Hycroft’s net profit royalty.

Purchase obligations

At September 30, 2012, the Company had purchase obligations totaling $384.9 million for the purchase of capital items associated with ongoing expansion projects at Hycroft, which included haul trucks, drills, crushers, shovels, engineering, and other capital items. The Company has the ability to cancel certain purchase obligations subject to the terms of the individual vendor agreements, which may include penalties. It is expected that a portion of the capital items associated with the purchase obligations will be acquired under capital lease.

18. Subsequent Event

Amended and Restated Revolving Credit Agreement

The Company amended and restated its revolving credit agreement on October 31, 2012, increasing the availability from $30.0 million to $120.0 million and extending the maturity from May 2014 to April 2016. The amended and restated agreement continues to be collateralized by substantially all the assets of the Company and, among other things, contains similar covenants related to net worth, interest coverage and leverage ratios, and limitations on dividends. The standby fees and interest rate on drawdowns continue to be determined by financial ratios of the Company.

The cross currency and interest rate swap agreement holders were granted the same security as the revolver lenders under the amended and restated revolving credit agreement.

The Company has not borrowed any amounts under the revolving credit agreement as of November 2, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “us”, “our”, the “Company”, and “Allied” refer to Allied Nevada Gold Corp. and its subsidiaries. The following discussion, which has been prepared based on information available to us as of November 2, 2012, provides information that management believes is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, as well as our other reports filed with the Securities and Exchange Commission (“SEC”). All amounts herein are unaudited and in U.S. dollars, unless otherwise noted.

Introduction to the Company

We are a U.S.-based gold and silver producer focused on mining, development, and exploration properties in the state of Nevada. Our operating mine, the Hycroft Mine (“Hycroft”), was restarted in 2008 and is undergoing expansion projects to implement oxide and sulfide mineralization processing capabilities which will provide staged production increases through 2015. Upon completion of the expansion, the Hycroft Mine is projected to produce, on average, 582,260 ounces of gold and 29.1 million ounces of silver per year from 2015 to 2024.

In addition to the Hycroft Mine, we own or control leasehold interests in 100% of the Hasbrouck, Three Hills, Mountain View, Wildcat, and the Pony Creek/Elliot Dome advanced exploration properties and have a joint venture with Silver Standard Resources Inc. with respect to the Maverick Springs advanced exploration property. We also have the exploration rights to approximately 100 other exploration properties.

Executive Summary

Our third quarter 2012 and year to date highlights included the following, which are discussed in further detail throughout the following sections of this management’s discussion and analysis:

Net income: During the three and nine months ended September 30, 2012, we achieved net income of $13.4 million ($0.15 per share) and $31.6 million ($0.35 per share), respectively, decreasing 9% and increasing 71% from the same periods of 2011, respectively.

Ounces sold: Gold ounces sold during the three and nine months ended September 30, 2012 increased 29% (7,880 ounces) and 6% (4,355 ounces), respectively, compared to the same periods of 2011. Silver ounces sold during the three and nine months ended September 30, 2012 increased 58% (64,988 ounces) and 87% (223,372 ounces), respectively, compared to the same periods of 2011.

Hycroft mining: A record number of tons were mined at Hycroft (19.2 million) in the third quarter of 2012 due to the addition of larger, more efficient mining equipment, representing a tonnage increase of approximately 24% from the second quarter of 2012. In addition to production mining, significant capital and pre-strip mining occurred for the gyratory crusher, mill, and Bay pit.

Hycroft expansion projects: Construction, engineering and design, and equipment deliveries remain on time and as budgeted. The carbon strip circuit became fully operational in October 2012 and work continued on other parts of the expansion projects. We received a positive record of decision from the Bureau of Land Management (“BLM”) in August 2012 authorizing the amended Plan of Operations for the heap leach expansion.

Financing: On May 25, 2012, we issued CDN $400 million of 8.75% senior unsecured notes (swapped to $400.4 million at 8.375% through a cross currency swap agreement), to finance a portion of our ongoing expansion projects. On October 31, 2012, we amended and restated our revolving credit agreement, increasing the availability from $30.0 million to $120.0 million and extending the maturity from May 2014 to April 2016.

Exploration: We ramped up the first pass exploration campaign at Wildcat and continued exploration work at Hasbrouck, focusing on identifying and further defining high grade zones.

Hycroft Operations

Key operating statistics for the Hycroft Mine for the three and nine months ended September 30, 2012, compared with the same periods in 2011, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Total material mined (thousands of tons)	19,220	8,231	46,237	23,906

Ore grade - gold (oz/ton)	0.011	0.012	0.013	0.013
Ore grade - silver (oz/ton)	0.198	0.256	0.309	0.293

Ounces produced - gold	25,482	26,339	91,317	69,840
Ounces produced - silver	176,894	121,264	559,968	276,236

Ounces sold - gold	34,851	26,971	72,960	68,605
Ounces sold - silver	177,844	112,856	480,886	257,514

Average realized price - gold ($/oz)	$1,703	$1,683	$1,683	$1,543
Average realized price - silver ($/oz)	$31	$38	$31	$36

Average spot price - gold ($/oz)	$1,652	$1,702	$1,652	$1,534
Average spot price - silver ($/oz)	$30	$39	$31	$36

Total adjusted cash costs[1] (thousands)	$24,041	$12,881	$44,202	$33,309
Adjusted cash costs per ounce[1]	$690	$478	$606	$486

During the three and nine months ended September 30, 2012, gold ounces sold increased by 29% and 6%, respectively, and silver ounces sold increased by 58% and 87%, respectively, compared to the same periods of 2011. During the third quarter, we sold a significant portion of the accumulated unprocessed carbon containing 14,403 ounces of gold and 34,321 ounces of silver. We incurred $2.3 million of shipping and processing costs solely related to the carbon sales, which increased our third quarter and first nine months of 2012 adjusted cash costs1 per ounce by approximately $66 and $32, respectively. The silver ounces to gold ounces ratio for the unprocessed carbon sold was approximately 2.4:1, which is significantly lower than the current year to date ratio of 7.2:1 for metal sold that was processed using the Merrill-Crowe plant, thereby increasing the third quarter and first nine months of 2012 adjusted cash costs1 per ounce by approximately $61 and $29, respectively, when using our three and nine month average realized prices for silver sold in 2012. Going forward, our loaded carbon will be processed much more efficiently on-site using the recently installed carbon strip circuit, which was put into operation in October 2012.

Overall, adjusted cash costs1 per ounce were $690 and $606 for the three and nine months ended September 30, 2012, respectively, increasing $212 and $120, respectively, compared to the same periods of 2011. In addition to increased shipping and processing costs and a lower silver to gold ratio for the carbon sales, we were impacted by a high strip ratio and mining lower gold and silver ore grades, which also contributed to the increases in adjusted cash costs1 per ounce during the third quarter and first nine months of 2012.

Mine equipment in operation during the third quarter of 2012 consisted of three Hitachi EX5500 shovels, sixteen Komatsu 320-ton trucks, and six Komatsu 200-ton trucks. We also received two CAT 795 345-ton trucks during the third quarter that are being built and expected to be operational in the fourth quarter. During the third quarter of 2012 a record number of tons were mined at Hycroft, totaling 19.2 million tons, an increase of approximately 24% from the second quarter of 2012 due to the utilization of the larger mining equipment and a third party contractor that mined 3.8 million tons. Our third quarter mining was composed of 7.8 million ore tons, 0.7 million of which was stockpiled, 5.6 million waste tons, and 5.8 million capital project and pre-strip tons. During the third quarter of 2012, we mined our first production ore tons from the Bay pit, which marks the third producing pit at Hycroft. Although we mined a record number of tons in the third quarter of 2012, substantial capital mining activities for the crusher, mill, and Bay pre-strip reduced production mining capacity. The excavation for the gyratory crusher was completed in August 2012 and we anticipate being able to focus primarily on production mining activities using the larger equipment fleet during the remainder of 2012. During October 2012, we mined 4.8 million ore tons containing 29,900 recoverable ounces of gold, exceeding the previous monthly high of 3.8 million ore tons mined in September 2012.

Hycroft produced 30,179 ounces of gold during the three months ended September 30, 2012. During the third quarter of 2012, we completed a metallurgical balancing study for the in-process carbon that was sold, which resulted in a negative adjustment of 4,697 gold ounces to current period production and was reflected in the 25,482 and 91,317 gold ounces produced amounts shown in the above operations table. The ore grade of the tons mined during the three and nine months ended September 30, 2012, was 0.011 and 0.013, respectively, which was in-line with expectations as we continue to progress through lower grade ore phases outlined in the mine plan. Solution stacking continued during the third quarter of 2012 to increase the solution grade while maximizing the efficiency of the Merrill-Crowe plant’s processing capacity. During the remainder of 2012, our production mining focus and previous solution stacking efforts are expected to result in increased gold and silver production.

[1]	The term “adjusted cash costs” is a non-GAAP financial measure. See the section on “Non-GAAP Financial Measures” in this MD&A.

Hycroft Expansion Projects

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

Construction, engineering and design, and equipment deliveries remain on time and as budgeted. We strengthened the project team, which is fully integrated with the Fluor engineering team and will manage the contractors being used throughout the project. Construction of the gyratory crusher continued following the August 2012 completion of the excavation mining. The foundation for both the reclaim tunnels was poured and wall embeds were set on reclaim tunnel #2. Management continues to expect the gyratory crusher will be operational in the second half of 2013. During the third quarter we began excavation on the mill pit and began construction on the North leach pad, which includes additional process ponds and an additional Merrill-Crowe processing plant. In the remainder of 2012, we expect to begin work on the South leach pad, the Merrill Crowe processing plant, and utility projects.

During the third quarter of 2012, we received a positive record of decision from the BLM which, among other things, approved expanding mining areas at Brimstone, Cut-5, Bay, and Central, the operation of the north and south leach pads, and infrastructure upgrades, including expanding the existing Merrill-Crowe plant and construction of additional Merrill-Crowe plants. In addition, the air quality permit to install the crushing components and operate them when complete was received. We anticipate receipt of the required approvals for the mill construction and associated infrastructure in the third quarter of 2013.

The capital cost estimate for the expansion project is expected to be $1.24 billion. As of September 30, 2012, we had spent or committed $550.2 million, which was in-line with the feasibility estimate and represents approximately 44% of the total capital estimate. Of the amount spent or committed at September 30, 2012, we had purchase obligations totaling $363.3 million, a portion of which is expected to be financed through capital leases. We estimate that 2012 capital expenditures at Hycroft for the expansion projects will total approximately $221.4 million, of which $89.3 million had been made as of September 30, 2012.

Exploration and Development Activities

Drilling activities at Hycroft in the third quarter of 2012 totaled 39,770 feet in 72 holes and were directed towards facility condemnation, in-pit resource conversion, and obtaining additional material for ongoing metallurgical testing. The infill drilling program for 2012 has been completed and a resource update is expected in the first quarter of 2013.

Drilling at our advanced exploration properties ramped up during the third quarter of 2012. At the Hasbrouck and Three Hills properties, third quarter 2012 drilling totaled approximately 18,700 feet in 37 holes and was directed towards growing the mineralized material bases and further defining high grade zones. A total of 26,000 feet in 36 holes was drilled at Wildcat during the third quarter of 2012 as the initial first pass program commenced. We plan to update resource block models for each property in the fourth quarter of 2012.

Operations Outlook

Although we mined a record number of tons in the third quarter of 2012, substantial capital mining activities for the crusher and mill and pre-strip tons for the Bay pit reduced production mining capacity. The excavation for the gyratory crusher was completed in August 2012 and management anticipates being able to focus primarily on production mining activities during the remainder of 2012. During October 2012, we mined 4.8 million ore tons containing 29,900 recoverable ounces of gold, exceeding the previous monthly high of 3.8 million ore tons mined in September 2012. During the fourth quarter, we expect a decrease in the stripping ratio, increases in both the ore grade and ore tonnage placed on the leach pad, and to benefit from a larger area under leach. These improvements in production and production costs during the fourth quarter of 2012 will be partially offset by the realization of higher per ounce costs in inventory at September 30, 2012, resulting in projected adjusted cash costs1 per ounce of approximately $585 during the fourth quarter of 2012 and just below $600 for the 2012 year.

We expect production for 2012 to be approximately 150,000 ounces of gold and sales for 2012 to be approximately 130,000 ounces of gold.

Financial Results of Operations

Revenue

Gold sales

The table below summarizes changes in gold revenue, ounces sold, and average realized prices for the following periods:

	Three months ended September 30,		Nine months ended September 30,
Gold sales	2012	2011	2012	2011
Total gold revenue (thousands)	$59,337	$45,398	$122,812	$105,824
Gold ounces sold	34,851	26,971	72,960	68,605
Average realized price (per ounce)	$1,703	$1,683	$1,683	$1,543

		2012 vs. 2011		2012 vs. 2011
The change in gold revenue was attributable to:
Increase in ounces sold (thousands)		$13,263		$6,718
Increase in average realized price per ounce (thousands)		523		9,657
Effect of average realized price per ounce increase on ounces sold increase (thousands)		153		613

		$13,939		$16,988

Revenue from gold sales increased approximately 31% and 16% in the three and nine months ended September 30, 2012, respectively, compared to the same periods of 2011 due to increased ounces sold at higher average realized prices. Ounces sold increased as we sold a significant portion of the accumulated unprocessed carbon during the third quarter of 2012 which contained 14,403 ounces of gold. During the three months ended September 30, 2012, we placed 7.1 million ore tons on the leach pad, compared to 4.4 million ore tons in the second quarter of 2012. In October 2012, we placed 4.8 million ore tons containing 29,900 recoverable ounces of gold on the leach pad and expect to continue to focus on production mining during the remainder of 2012.

Silver sales

The table below summarizes changes in silver revenue, ounces sold, and average realized prices for the following periods:

	Three months ended September 30,		Nine months ended September 30,
Silver sales	2012	2011	2012	2011
Total silver revenue (thousands)	$5,492	$4,246	$14,908	$9,326
Silver ounces sold	177,844	112,856	480,886	257,514
Average realized price (per ounce)	$31	$38	$31	$36

		2012 vs. 2011		2012 vs. 2011
The change in silver revenue was attributable to:
Increase in ounces sold (thousands)		$2,445		$8,090
Decrease in average realized price per ounce (thousands)		(761)		(1,343)
Effect of average realized price per ounce decrease on ounces sold increase (thousands)		(438)		(1,165)

		$1,246		$5,582

Revenue from silver sales increased approximately 29% and 60% in the three and nine months ended September 30, 2012, respectively, compared to the same periods of 2011 due to significant increases in ounces sold, partially offset by lower average realized silver prices. During 2012, we mined ore with higher silver grades, utilized additional sodium cyanide to improve silver recoveries, and sold a significant portion of the unprocessed carbon containing 34,321 ounces of silver in the third quarter.

Total cost of sales

Total cost of sales consists of production costs and depreciation and amortization. The table below summarizes changes in total cost of sales for the following periods (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Cost of sales	2012	2011	2012	2011
Production costs	$29,533	$17,127	$59,110	$42,635
Depreciation and amortization	3,758	2,185	7,859	5,301

Total cost of sales	$33,291	$19,312	$66,969	$47,936

		2012 vs. 2011		2012 vs. 2011
The change in cost of sales was attributable to:
Increase in ounces sold		$5,642		$3,043
Increase in average cost of sales per ounce		6,452		15,036
Effect of average cost per ounce increase on ounces sold increase		1,885		954

		$13,979		$19,033

Due to increases in gold ounces sold and the average cost of sales per ounce, total cost of sales increased during the three and nine months ended September 30, 2012. As discussed above in the Revenue section, 14,403 ounces of gold were sold from the unprocessed carbon during the third quarter of 2012. We incurred $2.3 million for shipping and processing fees solely related to the carbon sales. Other factors contributing to increased cost of sales during the 2012 periods include higher mining costs associated with increased production waste, increased plant, equipment, and mine development in service, and decreased gold grades of ore mined.

We mined an additional 8.6 million production waste tons during the 2012 period compared to the same period of 2011 at a cost of $15.8 million. The strip ratios during the three and nine months ended September 30, 2012, were 0.66:1 and 1.06:1, respectively, compared to 0.39:1 and 0.66:1 in the same periods of 2011, respectively, as mining occurred in higher waste zones while we progress through the production plan. We had in service an additional $148.1 million of plant, equipment, and mine development at September 30, 2012 compared to the same period of 2011, resulting in increased depreciation and amortization. Additionally, average gold grades of ore mined during the three and nine months ended September 30, 2012, decreased 9% and 5%, respectively, compared to the same periods of 2011.

Exploration, development, and land holding costs

In 2012, our exploration and development campaigns have focused on regional targets at Hasbrouck and an initial first pass program at Wildcat. Exploration, development, and land holding costs totaled $3.0 million in the third quarter of 2012 and $5.2 million in the nine months ended September 30, 2012, decreasing $3.8 million and $20.4 million compared to the same periods of 2011, respectively. We decreased the 2012 exploration programs at advanced exploration properties to focus on expansion projects and related drilling at Hycroft. As a result, Hasbrouck exploration, development, and land holding costs decreased $3.0 million and $9.8 million during the three and nine months ended September 30, 2012, respectively, compared to the same periods of 2011. Exploration related expenses at Wildcat totaled $1.9 million and $2.0 million during the three and nine months ended September 30, 2012, respectively, for which there was no comparable expenses in the same periods of 2011.

During the three and nine months ended September 30, 2012, drilling costs of $3.9 million and $12.7 million, respectively, at Hycroft were capitalized as the activities related to the ongoing expansion projects and metallurgical optimization work, compared to the same periods of 2011, in which $1.6 million and $9.8 million, respectively, were expensed.

Accretion

Accretion expense related to our asset retirement obligation was $0.1 million and $0.4 million in the three and nine months ended September 30, 2012, respectively, which was comparable to amounts recorded in the same periods of 2011.

Corporate general and administrative costs

Corporate general and administrative costs totaled $2.6 million in the third quarter of 2012 and $11.7 million in the nine months ended September 30, 2012, decreasing $1.3 million and $4.5 million compared to the same periods of 2011, respectively. Decreases in the 2012 periods were attributable to reductions of $0.7 million and $3.7 million in stock-based compensation for directors for the three and nine months ended September 30, 2012, respectively, which were partially offset by higher compensation and benefit costs associated with increased staff levels at the corporate office to support our expansion projects. During the third quarter of 2012, our Board of Directors approved a resolution requiring all DPUs to be settled in shares of our common stock, thereby modifying the classification of outstanding DPUs from liability instruments to equity instruments and relieving us from recording future periodic changes in fair value to the previously granted DPUs.

Interest income and interest expense

Interest income was $0.3 million in the third quarter of 2012 and $0.7 million in the nine months ended September 30, 2012, increasing $0.2 million and $0.4 million compared to the same periods of 2011, respectively, due to increased cash equivalent deposits from the May 2012 senior notes offering.

Interest expense was $7.9 million in the third quarter of 2012 and $11.8 million in the nine months ended September 30, 2012, increasing $7.8 million and $11.5 million compared to the same periods of 2011, respectively, due to the May 2012 Notes offering and entering into additional capital leases.

Other income (expense), net

Other expense, net was $0.4 million in the third quarter of 2012 and $0.1 million in the nine months ended September 30, 2012 compared to other income, net of $1.1 million and $1.2 million in the same periods of 2011, respectively. Amounts recognized in the 2012 periods were attributable to unrealized gains and losses of marketable equity securities.

Income tax expense

Income tax expense totaled $4.5 million and $10.5 million during the three and nine months ended September 30, 2012, respectively, based upon an estimated annual effective tax rate of 25.0%, which differs from the United States statutory tax rate of 35% primarily due to the effects of the percentage depletion deduction.

Net income

For the reasons described above, net income totaled $13.4 million and $31.6 million for the three and nine months ended September 30, 2012, respectively, decreasing $1.3 million and increasing $13.1 million compared to the same periods of 2011, respectively.

Financial Position, Liquidity and Capital Resources

Cash and cash equivalents and liquidity

Our principal sources of liquidity are cash and cash equivalents, as well as the cash flow from our ongoing business, which we believe will allow us to meet our needs for working capital, capital expenditures, debt service, and other liquidity requirements associated with our operations for at least the next 12 months. We have placed substantially all of our cash and cash equivalents in short-term money market instruments with a single, high quality financial institution, thereby ensuring balances remain readily available. Due to the nature of our operations and the composition of our current assets, our cash and cash equivalents balance represents substantially all of our liquid assets on hand. As of September 30, 2012, following the successful May 2012 issuance of CDN $400 million of 8.75% senior unsecured notes (swapped to $400.4 million at 8.375%), we had existing cash and cash equivalents of $502.8 million, up from $275 million as of December 31, 2011. In addition to our ongoing cash flows, we have access to additional liquidity under our $30.0 million revolving credit facility and capital lease financing arrangements from our equipment vendors, which are discussed in the Available sources of liquidity section below. On October 31, 2012, as discussed in the Available sources of liquidity section below, we amended and restated our revolving credit agreement, increasing the availability from $30.0 million to $120.0 million.

Our primary future cash requirements will be to fund our expansion of the Hycroft Mine, discussed above in the Hycroft Expansion Projects section.

Sources and uses of cash flows for the nine months ended September 30, 2012 and 2011 (in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	2012 vs 2011
Net cash provided by operating activities	$3,867	$19,977	$(16,110)
Net cash used in investing activities	(152,299)	(56,749)	(95,550)
Net cash provided by (used in) financing activities	376,232	(3,335)	379,567

Net increase (decrease) in cash and cash equivalents	$227,800	$(40,107)

Cash provided by operating activities

Our operating cash flows vary with prices realized from metal sales, sales volumes, production costs, and working capital changes. During the 2012 period, an approximate 37,245 ounce increase in our ore on leach pads, stockpiles, and in process inventories, at higher average production costs, resulted in an additional $25.3 million use of cash when compared to the same period of 2011. At September 30, 2012, accounts receivable from the sale of unprocessed carbon totaled $22.6 million, resulting in a use of cash for the same amount. Significant uses of cash were partially offset by a $13.1 million increase in net income during the 2012 period for the reasons discussed above in the Financial Results of Operations and an $11.8 million increase in interest payable on the senior notes.

Cash used in investing activities

The $95.6 million increase in net cash used in investing activities was primarily attributable to capital spending associated with ongoing expansion projects at Hycroft. During the 2012 period, significant additions to plant, equipment and mine development included $47.4 million for the crusher and related excavation, $23.9 million for mine development, $16.2 million for the mill project, and $11.5 million for leach pad expansions. Additionally, during the 2012 period, we paid $16.7 million for deposits on the crusher, mill, and employee housing projects, $3.8 million for other capital projects, and increased restricted cash balances by $12.5 million to collateralize surety bonds to expand mining operations and address disturbances at the Hycroft Mine.

Cash provided by (used in) financing activities

During the nine months ended September 30, 2012, we issued senior notes for gross proceeds of $400.4 million (after the effect of the cross currency and interest rate swap), and paid related debt issuance costs of $13.3 million. Our repayments on capital lease obligations increased to $10.6 million as a result of entering into additional leases primarily for haul trucks and shovels.

Available sources of liquidity

In addition to our cash and cash equivalents discussed above, the following available sources of liquidity existed at September 30, 2012.

Revolving credit facility

In May 2011, we entered into a three-year $30.0 million revolving credit agreement that matures in May 2014. As of September 30, 2012, we had $30.0 million of availability under the revolving credit agreement. We did not draw upon our revolving credit facility during the nine months ended September 30, 2012 and no amount was outstanding as of September 30, 2012 or December 31, 2011.

We amended and restated our revolving credit agreement on October 31, 2012, increasing the availability from $30.0 million to $120.0 million and extending the maturity from May 2014 to April 2016. The amended and restated agreement provides us additional liquidity over an extended term. We have not borrowed any amounts under the revolving credit agreement as of November 2, 2012.

Capital lease obligation commitments

A majority of our mine equipment has been acquired through capital lease obligations. Such obligations primarily carry 60-month terms and are secured by the underlying equipment to which they relate. We have arranged through our equipment vendors and a financial institution to finance expenditures for our major mine equipment during our expansion of Hycroft.

Capital requirements

We believe that cash flow from our ongoing business, when combined with our other sources of liquidity, including our existing cash and cash equivalents on hand, the revolving credit facility, and capital lease financing arrangements, will be sufficient over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due. The following table updates our gross contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2 – 3 Years	4 – 5 Years	More than 5 Years
Capital lease obligations (1)	$109,980	$27,290	$51,429	$31,261	$—
Senior notes (2)	635,739	34,138	67,067	67,067	467,467
Remediation and reclamation obligations (3)	13,672	339	618	1,129	11,586
Property option and claim maintenance obligations (4)	13,678	1,186	5,073	2,993	4,426
Purchase obligations (5)	93,335	93,335	—	—	—

Total Commitments	$866,404	$156,288	$124,187	$102,450	$483,479

(1)	Amount represents principal and interest payments.
(2)	Amount represents principal and interest payments after the effect of the cross currency and interest rate swap. The senior notes mature on June 1, 2019 with semi-annual interest payment due on June 1 and December 1.
(3)	Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here.
(4)	Includes BLM and county claim fees and a 4% net profits royalty on Crofoot claims at the Hycroft Mine.
(5)	Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations primarily represent obligations for the purchase of capital items associated with the ongoing expansion projects at Hycroft. The amounts shown above represent certain purchase obligations which we cannot cancel, or which would require payment of penalties if canceled. It is expected that a portion of these commitments will be acquired under capital lease.

Debt covenants

Senior notes

In May 2012, we issued CDN $400.0 million of uncollateralized senior notes (the “Notes”). The Notes are denominated in Canadian dollars, pay interest semi-annually at the rate of 8.75% per annum, and mature in June 2019. Concurrently with the issuance of the Notes, we entered into a cross currency and interest swap agreement based upon a notional amount of $400.4 million, the gross proceeds to us from the issuance, and a fixed interest rate of 8.375%. The Notes balance was $406.6 million based upon the U.S. dollar to Canadian dollar exchange rate on September 30, 2012.

The Notes are guaranteed by most of our currently wholly owned subsidiaries, including Hycroft Resources & Development Inc., which owns the Hycroft Mine and conducts mining operations. The Notes contain provisions that restrict or limit our ability to redeem the Notes, incur or guarantee additional debt, pay dividends, repurchase or redeem capital stock, grant additional liens, make investments, loans or guarantees, sell assets, enter into transactions with affiliates, and consolidate, merge or sell all or substantially all of our assets. We were in compliance with all covenants as of September 30, 2012.

For additional information on the Notes please see our Current Report on Form 8-K, filed with the SEC on May 29, 2012 and incorporated by reference herein.

Revolving credit facility

In May 2011, we entered into a three-year $30.0 million revolving credit agreement that matures in May 2014. The Revolving Credit Facility is collateralized by most of our assets and contains various financial covenants related to net worth, interest coverage and leverage ratios, and contains limitations on dividends. In addition, we must satisfy certain affirmative and restrictive covenants. We were in compliance with all covenants as of September 30, 2012.

On May 11, 2012, we amended our $30.0 million revolving credit agreement. The amendment was entered into to permit us to issue the Notes and to permit us to make distributions for the purpose of regularly scheduled interest payments, include debt representing the High Yield Indebtedness (as defined in the credit agreement) in the leverage ratio, reduce the interest coverage ratio, and remove the requirement that we maintain minimum aggregate deposits with the Lenders.

On May 25, 2012, we entered into a second amendment to our revolving credit agreement. The second amendment was entered into to permit us to enter into a cross currency and interest rate swap in connection with the principal amount of the Notes, which resulted in an effective aggregate principal amount of the Notes equal to approximately $400.4 million and an effective interest rate of 8.375% per annum, and to allow us to incur indebtedness of up to $400 million in U.S. dollars or in Canadian dollars, or the exchange equivalent thereof, in connection with the issuance of the Notes.

On October 31, 2012, we amended and restated our revolving credit agreement increasing the availability from $30.0 million to $120.0 million and extending the maturity from May 2014 to April 2016. The amended and restated revolving credit agreement continues to be collateralized by most of our assets and among other things, contains similar covenants related to net worth, interest coverage and leverage ratios, and limitations on dividends. The standby fees and interest rate on drawdowns continue to be determined by our financial ratios. The cross currency and interest rate swap agreement holders were granted the same security as the revolver lenders under the amended and restated revolving credit agreement.

Capital lease obligations

Some of our capital lease obligations contain financial covenants related to net worth, interest coverage and leverage ratios, and contain limitations on dividends, with which we were in compliance as of September 30, 2012. Capital lease obligations containing such covenants totaled $30.1 million at September 30, 2012.

Non-GAAP Financial Measures

Adjusted Cash Costs

Adjusted cash costs is a non-GAAP financial measure, calculated on a per ounce of gold sold basis, and includes all direct and indirect operating cash costs related to the physical activities of producing gold, including mining, processing, third party refining expenses, on-site administrative and support costs, royalties, and mining production taxes, net of by-product revenue earned from silver sales. Adjusted cash costs provides management and investors with a further measure, in addition to conventional measures prepared in accordance with GAAP, to assess the performance of our mining operations and ability to generate cash flows over multiple periods. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, may not be comparable to similar measures presented by other companies. Accordingly, the above measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The table below presents a reconciliation between non-GAAP adjusted cash costs to cost of sales (GAAP) for the three and nine months ended September 30, 2012 and 2011 (in thousands, except ounces sold):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Total cost of sales	$33,291	$19,312	$66,969	$47,936
Less:
Depreciation and amortization	(3,758)	(2,185)	(7,859)	(5,301)
Silver revenues	(5,492)	(4,246)	(14,908)	(9,326)

Total adjusted cash costs	$24,041	$12,881	$44,202	$33,309

Gold ounces sold	34,851	26,971	72,960	68,605
Adjusted cash costs per ounce	$690	$478	$606	$486

Off-balance sheet arrangements

As of September 30, 2012, we had no off-balance sheet arrangements.

Recently Accounting Pronouncements

For a discussion of recently issued and recently adopted accounting pronouncements, see Note 2 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

These interim financial statements have been prepared in accordance with GAAP in the United States and, with the exception of new accounting policies discussed in the Basis of Presentation (Note 1) to the Condensed Consolidated Financial Statements, follow the same accounting policies and methods of their application as the most recent annual financial statements. See Management’s Discussion and Analysis and the financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of our critical accounting policies and estimates.

Ore on leach pads, stockpiles, in-process inventory and precious metals inventory

The recovery of gold from the Hycroft Mine’s oxide ore is accomplished through a heap leaching process that utilizes a Merrill-Crowe and a Carbon in column process method to recover precious metals from the leach pad’s pregnant solution. We maintain five categories of metals inventories: ore on leach pads; stockpiles; in-process inventory for the Merrill-Crowe plant; in-process inventory for the Carbon in column process; and precious metals inventory. The recovery of precious metals using the Merrill-Crowe method is completed at the Hycroft mine and the end product is a doré containing precious metals. The recovery of precious metals utilizing the Carbon in column process method historically has been accomplished through on-site carbon columns and the shipping of loaded carbon offsite to be processed, resulting in the production of doré containing precious metals. We expect to process our future loaded carbon at Hycroft using a recently installed carbon strip circuit. The doré from both process methods is classified as precious metals inventory until sold.

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

As described below, costs that are incurred in or benefit the production process are accumulated as ore on leach pads. Ore on leach pads are carried at the lower of average cost or net realizable value. Accounting for ore on leach pads represents a critical accounting estimate because of the inherent difficulty in estimating the amount of the gold placed, the amount that will be recovered and the timing of that recovery. We employ standard industry estimating methodologies in the determination of the amount and timing of gold production. The recoverable gold that is placed on the leach pad requires the estimate of the quantity of contained gold in the ore mined, and the ultimate expected recovery for that ore. The quantity of contained gold ounces in the ore is based upon surveyed volumes of mined material, daily production records, calculated densities of the ore, and assaying of blast-hole cuttings to determine the estimated gold grade contained in the ore. Expected gold recovery rates for ore placed on leach pads are developed based upon standard industry practices using small-scale laboratory tests, small to large scale column testing (which simulates the production scale processing), historical trends and other factors, including mineralogy of the ore and ore size (e.g., run of mine or crushed ore).

For distinct mining areas, the ultimate recovery of gold contained in ore on leach pad can vary significantly from 30% to more than 70% depending upon ore particle sizes, ore mineralogy and ore grades. Ore particle size is most commonly affected by the rock type, blasting methods, and whether a crusher is used to reduce the particle size. During each accounting period, the amount of recoverable gold for each discrete mining area is used to determine the estimated aggregate quantity of recoverable gold that was placed on the leach pad.

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

Based on current life of mine production plans, residual heap leach activities are expected to continue through 2025. Accordingly, the ultimate gold recovery will not be known until leaching operations cease. Should our estimate of ultimate recovery require adjustment, the impact upon our income statement would depend upon whether the change involved a negative or positive change in gold recovery rate. If we determine the gold recovery rate decreased by 1 or 2 percent at September 30, 2012, our estimate of recoverable ounces would decrease by approximately 8,100 or 16,200 ounces, respectively, which would result in a write down of approximately $7.9 million or $15.7 million, respectively. Whereas if we determine the gold recovery increased by 1 or 2 percent at September 30, 2012, our estimate of recoverable ounces would increase by 8,100 or 16,200 ounces, respectively, and would result in a decrease to the weighted average cost per ounce in inventory to approximately $897 or $834 per ounce, respectively. This decrease in the weighted average cost would be recognized prospectively through cost of sales as a change in estimate.

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

In-process Inventory

In-process inventories represent materials that are currently in the process of being converted to a saleable product. Conversion processes currently being used by us include a Merrill-Crowe zinc-precipitation process and a Carbon in column solution recovery process. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the leach pads plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

Precious Metals Inventory

Precious metals inventories include doré and both gold and silver bullion. Precious metals that result from our mining and processing activities are valued at the average cost of the respective in-process inventories incurred prior to the refining process.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the SEC, all as may be amended from time to time. All statements, other than statements of historical fact, included herein or incorporated by reference, that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements, including but not limited to such things as:

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

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “project”, “target”, “budget”, “may”, “will”, “would”, “could”, “seeks”, or “scheduled to”, or other similar words, or negatives of these terms or other variations of these terms or comparable language or by discussion of strategy or intentions identify forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefit of the “safe harbor” provisions of such laws. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	volatile market prices of gold and silver;

•	risks related to the heap leaching process at the Hycroft Mine, including but not limited to gold recovery rates, gold extraction rates, and the grades of ore placed on our leach pads;

•	uncertainties concerning estimates of mineral reserves and other mineralized materials and grading;

•	cost of compliance with current and future government regulations, including those related to environmental protection, mining, health and safety, corporate governance and public disclosure;

•	risks related to our ability to timely process in-process inventories;

•	uncertainties relating to obtaining or retaining approvals and permits from governmental regulatory authorities;

•	risks associated with our substantial level of indebtedness;

•	our ability to achieve our estimated production rates and stay within our estimated operating costs;

•	the commercial success of our exploration and development activities;

•	an increase in the cost or timing of new projects;

•	risks related to changes in foreign currency exchange rates;

•	risks related to non-performance by third parties with which we have contracts and agreements;

•	our current intention not to use forward-sale arrangements;

•	the inherently hazardous nature of mining activities, including operational, geotechnical and environmental risks;

•	intense competition within the mining industry;

•	uncertainties related to our ability to find and acquire new mineral properties;

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

Except as set forth below, there have been no material change in the market risks discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The Notes

We became subject to foreign currency interest rate and exchange risk as a result of the issuance of the Canadian-dollar-denominated Notes in May 2012. In connection with the issuance of the Notes, we entered into a cross currency and interest rate swap agreement (the “Swap Agreement”) concurrently with the issuance of the Notes in the principal amount of CDN $400.0 million and bearing interest at a rate of 8.75% per year. The notional value of the Swap Agreement was $400.4 million at a fixed interest rate of 8.375%. Under the Swap Agreement, we have agreed to exchange, at specified intervals, the difference between interest amounts on the Notes and interest on the notional amount of the Swap Agreement and upon maturity we will pay $400.4 million and the counterparty will pay CDN $400.0 million. No credit loss is anticipated. The Swap Agreement has been categorized as a cash flow hedge and the material financial terms of the Swap Agreement correspond with the material financial terms of the Notes. Using prevailing interest rates on similar investments and foreign currency forward rates, the estimated fair value of the Notes at September 30, 2012 was $414.5 million. The fair value estimate of the Notes was prepared with the assistance of an independent third party and does not reflect the actual trading value of this debt.

Diesel Fuel Swap Agreements

We are exposed to the risk of fluctuations in cash flows related to purchases of diesel fuel. In May 2012, we began using diesel fuel swap agreements to reduce the variability of our operating cost exposure relating to the price of diesel fuel to be purchased for our operations beginning in July 2012. The diesel fuel swap agreements have expiration dates of December 31, 2012 and December 31, 2013. We had the following diesel swap agreements outstanding at September 30, 2012:

	Expiration
	2012	2013
Diesel swap agreements:
Diesel gallons (thousands)	1,200	1,200
Average rate ($/gallon)	2.69	2.60

Based upon forecasted consumption of diesel, we believe we have hedged approximately one half of our requirements for the fourth quarter of 2012 and less than 10% of our requirements for 2013.

We hold no derivatives for trading or speculative purposes.

Derivative Instrument Fair Values

We had the following derivative instruments designated as cash flow hedges at September 30, 2012 (in thousands):

	Fair Values of Derivative Instruments
	September 30, 2012
	Other assets, current	Other assets, non-current	Other liabilities, non-current
Cross currency and interest rate swap	$1,222	$—	$4,445
Diesel swaps	919	103	—

	$2,141	$103	$4,445

Since the Swap Agreement and the diesel swaps qualify for cash flow hedge accounting, any changes in their value are recorded through other comprehensive income, with any ineffectiveness recognized in income. We did not experience any hedging ineffectiveness in our derivative instruments during the nine months ended September 30, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Allied Nevada management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of September 30, 2012. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide such reasonable assurance.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in Allied Nevada’s internal control over financial reporting during the three and nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are party to routine litigation and proceedings that are considered part of the ordinary course of our business. We are not aware of any material current, pending, or threatened litigation.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our substantial indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness. As of September 30, 2012, we had indebtedness of $505.7 million, including CDN $400.0 million aggregate principal of 8.75% Senior Unsecured Notes due 2019 (“Notes”) (which have been swapped to USD $400.4 million at 8.375%), with an additional $30.0 million (increased to $120.0 million on October 31, 2012) of unused commitments under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture governing our Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify.

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

In addition, the indenture governing our Notes, the agreement related to $30.1 million of our capital lease obligations, and the credit agreement governing our revolving credit facility contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of nearly all of our debt.

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

We consider health, safety and environmental stewardship to be a core value of our Company and received a “Sentinels of Safety” award at Hycroft for 2008 in 2009. We have a mandatory safety and health program including employee training, risk management, workplace inspection, emergency response, accident investigation and program auditing. We consider this program to be essential at all levels to ensure that employees and the Company conduct themselves in an environment of exemplary health, safety and environmental governance.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.	OTHER INFORMATION

On October 30, 2012, D. Bruce Sinclair resigned as a director of the Company.

On October 30, 2012, the Board of Directors of the Company (the “Board”) elected A. Murray Sinclair as a director to fill the vacancy on the Board left by the resignation of D. Bruce Sinclair. A. Murray Sinclair was also appointed as member of both the Audit and Compensation Committees of the Board. A. Murray Sinclair will receive the same compensation, appropriately prorated, as other non-employee directors of the Company: $35,000 per year for service as a non-chairman director, $5,000 per year per committee for service as a member of a committee, and an annual award of equity in the form of Deferred Share Units having an aggregate value equal to $150,000. A. Murray Sinclair currently serves as Principal and Director of Ionic Management Corp. and Quest Capital Management Corp., a private management and loan and investment company, respectively.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description of Document

10.1*	Allied Nevada Gold Corp. Deferred Share Unit Plan, dated March 7, 2012.

10.2	Amended and Restated Credit Agreement, dated October 31, 2012, among Allied Nevada Gold Corp., the Bank of Nova Scotia, as administrative agent, and such other parties as set forth therein, which amends and restates that certain Amended Credit Agreement among the same parties dated as of May 24, 2012.

10.3*	Consulting Agreement, dated November 1, 2012, between Bruce Sinclair and Allied Nevada Gold Corp.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosures

101	The following materials are filed herewith: (i) XBRL Instance, (ii) XBRL Taxonomy Extension Schema, (iii) XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) XBRL Taxonomy Extension Definition. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by the specific reference in such filing.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED NEVADA GOLD CORP. (Registrant)

Date: November 5, 2012	By:	/s/ Scott A. Caldwell
Scott A. Caldwell President and Chief Executive Officer

Date: November 5, 2012	By:	/s/ Stephen M. Jones
Stephen M. Jones Executive Vice President and Chief Financial Officer