Form 10-K
period 2012-12-31
Allied Nevada Gold Corp.
filed 2013-02-25
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(775) 358-4455

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	NYSE MKT LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒            Accelerated Filer    ☐            Non-accelerated Filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting Common Stock held by non-affiliates as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,330,343,895 based on the last reported sale price of the Common Stock on the NYSE MKT LLC on that date.

Number of shares outstanding of the registrant’s Common Stock as of February 22, 2013: 89,738,112

Documents Incorporated by Reference

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the 2013 Annual Meeting of Stockholders are hereby incorporated by reference into this report. See Part III.

Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the U.S. Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. All statements, other than statements of historical fact, included herein or incorporated by reference, that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements, including but not limited to such things as:

•	our future business strategy, plans and goals;

•	future gold and silver prices;

•	our estimated future capital expenditures, construction, and other cash needs and expectations as to the funding or timing thereof;

•	our expansion expectations, including with respect to the Hycroft Mine and Hasbrouck/Three Hills properties;

•	our expectations regarding the growth of our business and our estimates of mineral reserves and other mineralized material;

•	the economic potential of the sulfide mineralization and milling project at the Hycroft Mine;

•	the preliminary economic assessment at the Hasbrouck property;

•	the anticipated results of the exploration drilling programs at our properties;

•	our production estimates;

•	our expectations regarding gold and silver recovery;

•	our estimated future sales and cost of sales;

•	our anticipated cash flows, cash operating costs and adjusted cash costs[1]; and
•	the availability, terms and costs related to future borrowing, debt repayment, and equity funding.

These statements can be found under Part I—Item 1. Business, Part I—Item 1A. Risk Factors, Part I—Item 2. Properties, Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere throughout this Annual Report on Form 10-K. The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “project”, “target”, “budget”, “may”, “will”, “would”, “could”, “seeks”, or “scheduled to”, or other similar words, or negatives of these terms or other variations of these terms or comparable language or by discussion of strategy or intentions identify forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefit of the “safe harbor” provisions of such laws. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	volatile market prices of gold and silver;

•	risks related to the heap leaching process at the Hycroft Mine, including but not limited to gold recovery rates, gold extraction rates, and the grades of ore placed on our leach pads;

[1]	The term “adjusted cash costs” is a non-GAAP financial measure. See the section titled “Non-GAAP Financial Measures” in Part II – Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

i

•	uncertainties concerning estimates of mineral reserves and other mineralized materials, and grading;

•	cost of compliance with current and future government regulations, including those related to environmental protection, mining, health and safety, corporate governance and public disclosure;

•	risks related to our ability to timely process the gold on carbon;

•	uncertainties relating to obtaining or retaining approvals and permits from governmental regulatory authorities;

•	risks associated with our substantial level of indebtedness;

•	our ability to achieve our estimated production rates and stay within our estimated operating costs;

•	the commercial success of our exploration and development activities;

•	an increase in the cost or timing of new projects;

•	our current intention not to use forward-sale arrangements;

•	the inherently hazardous nature of mining activities, including operational, geotechnical and environmental risks;

•	intense competition within the mining industry;

•	uncertainties related to our ability to find and acquire new mineral properties;
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

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements, please see the risk factors discussed in Part I—Item 1A. Risk Factors of this Form 10-K and in other filings with the SEC. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make in this Form 10-K speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any

ii

revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

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

iii

PART I

Item 1.	Business

We are a U.S.-based gold and silver producer focused on mining, development, and exploration of properties in the state of Nevada and commenced operations on May 10, 2007. In this report, “we”, “us”, “our”, the “Company”, and “Allied Nevada” refer to Allied Nevada Gold Corp. and its subsidiaries. Allied Nevada Gold Corp. was incorporated under the laws of the state of Delaware on September 14, 2006 and, until May 10, 2007, was a wholly owned subsidiary of Vista Gold Corp., a corporation incorporated under the laws of the Yukon Territory, Canada.

Our operating mine, the Hycroft Mine, is an open-pit gold and silver heap leach operation located 54 miles west of Winnemucca, Nevada. In 2008, we restarted the mine operations at the Hycroft Mine, which had been placed on a care and maintenance program due to low gold prices since 1998, and are expanding our oxide and sulfide mineralization processing capabilities to provide staged increases of production through 2015, which are intended to increase annual production to approximately 552,000 ounces of gold and over 25.5 million ounces of silver from 2015 to 2024. As of December 31, 2012, we had reported a proven and probable mineral reserve at the Hycroft Mine of 11.9 million ounces of gold and 509.6 million ounces of silver. In 2012, the Hycroft Mine produced 136,930 ounces of gold and 794,097 ounces of silver.

In addition to the Hycroft Mine, we have six properties which have reported other mineralized material and approximately 90 other early stage exploration properties. On an ongoing basis, we evaluate our exploration portfolio to determine ways to increase the value of these properties.

The Hycroft Mine, all of our mineral properties, and our corporate office are all located in the state of Nevada. Allied Nevada’s corporate headquarters is located at 9790 Gateway Drive, Suite 200, Reno, Nevada 89521.

Segment Information

Our segments include the Hycroft Mine, Exploration, and Corporate and Other. The Hycroft Mine segment includes the operations, development, and exploration activities of Hycroft and contains 100% of our revenues and production costs. The Exploration segment includes all costs related to the exploration and development of our properties outside of the Hycroft Mine. The Corporate and Other segment includes corporate general and administrative costs of the Company. See Note 19 – Segment Information to our Consolidated Financial Statements for information related to our segments.

Principal Products

Our principal products are unrefined gold and silver bars (doré) produced from the Hycroft Mine which are sent to refiners before being sold, generally at prevailing spot prices, to precious metals traders or financial institutions. Doré is sent to refiners to produce bullion that meets the required market standard of 99.95% pure gold. Under the terms of our refining agreements, the doré bars are refined for a fee, and our share of the refined gold and the separately-recovered silver are credited to our account or delivered to our buyers.

Since commencing commercial operations in 2009, we have grown gold production from approximately 53,189 ounces in 2009 to approximately 136,930 in 2012 and we currently expect to produce approximately 225,000 – 250,000 ounces of gold in 2013. Over the same timeframe, we have grown silver production from approximately 65,753 ounces in 2009 to approximately 794,097 ounces in 2012 and we currently expect to produce 1.5 – 1.8 million ounces of silver in 2013. Through our expansion projects we intend to increase annual production to approximately 552,000 ounces of gold and over 25.5 million ounces of silver from 2015 to 2024.

In 2012, revenues from gold and silver made up 90% and 10%, respectively, of our total revenue and as such we consider gold our principal product. We expect gold and silver sales to be our primary source of future revenues. We do not believe we have any dependencies on our significant customers.

Gold Uses

Gold has two main categories of use: fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and jewelry.

Gold Supply

The supply of gold consists of a combination of current production from mining and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations and private individuals. Based on publically available information, gold demand in 2012 was a record $236.4 billion in value, despite declining tonnage demand of 4% year-over-year to 4,855 tons. In 2012, gold demand by sector was comprised of jewelry (43%), bar and coin (29%), technology (10%), central bank purchases (12%), and ETF investments (6%). Global mine production increased 2% year-over-year and supply from recycled gold decreased 5%. Mine production (3,138 tons) represented approximately 64% of global gold supply in 2012.

Gold Prices

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

Year	High	Low	Average
2003	$416	$320	$363
2004	454	375	410
2005	536	411	444
2006	725	525	604
2007	841	608	695
2008	1,011	713	872
2009	1,213	810	972
2010	1,421	1,058	1,225
2011	1,895	1,319	1,572
2012	$1,792	$1,540	$1,669

On February 22, 2013, the afternoon fixing price for gold on the London Bullion Market was $1,577 per ounce.

Employees and Contractors

At December 31, 2012, we had approximately 469 employees, of which 439 were employed at the Hycroft Mine where our expansion projects are ongoing. In addition, approximately 273 people were working as contractors in support of Hycroft Mine operations and construction projects.

Competition

Allied Nevada competes with other mining companies in connection with the acquisition of gold properties. There is competition for the limited number of gold acquisition opportunities, some of which are with companies having substantially greater financial resources than Allied Nevada. As a result, we may have difficulty acquiring attractive gold projects at reasonable prices.

We also compete with other mining companies for skilled employees and from time-to-time certain production inputs have been in short supply. Shortages of production supplies rarely lead to operational issues, but would require us to either substitute with lower quality supplies or to ship these supplies from longer distances. These substitutions and changes would therefore result in minor production inefficiencies and/or additional costs. To date, we have not experienced any material shortages in production inputs of this nature.

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

Reclamation

We are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Our principal reclamation liability is at the Hycroft Mine and is fully secured by surface management surety bonds that meet the financial bonding requirements of the BLM. In the fourth quarter of 2012, we received two decisions from the BLM approving the heap leach expansion project and construction of the mill, which increased our total reclamation liability to $59.6 million. At December 31, 2012, our surface management surety bonds totaled $43.5 million and were partially collateralized by restricted cash of $31.8 million. In the first quarter of 2013, to continue operations at the Hycroft Mine and to expand statewide exploration activities, we increased our surety bonds to $59.6 million and collateralized a portion of the increase with restricted cash.

Government Regulation

Mining operations and exploration activities are subject to various federal, state and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our mining, exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in Nevada and the United States. We are not aware of any current claims, orders or directions relating to our business with respect to the foregoing laws and regulations.

Environmental Regulation

Our mining projects are subject to various federal and state laws and regulations governing protection of the environment. These laws and regulations are continually changing and, in general, are becoming more restrictive. It is our policy to conduct business in a way that safeguards public health and the environment. We believe that our operations are, and will be, conducted in material compliance with applicable laws and regulations.

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

Our past and future activities in the United States may cause us to be subject to liability under various environmental laws, including the federal and state laws described below. The following sections are intended as a brief overview of certain material laws and regulations to which we are subject, and are not intended to be a comprehensive treatment of the subject matter. See the following risk factors for additional information in Item 1A – Risk Factors:

•

Our operations are subject to numerous governmental permits that are difficult to obtain and we may not be able to obtain or renew all of the permits we require, or such permits may not be timely obtained or renewed

•	Changes in environmental regulations could adversely affect our cost of operations or result in operational delays.

•	Environmental regulations could require us to make significant expenditures or expose us to potential liability.

During 2012, 2011 and 2010, there were no material environmental incidents or non-compliance with any applicable environmental regulations on the properties now held by us. We did not incur material capital expenditures for environmental control facilities during 2012, 2011 or 2010, and do not expect to incur any material expenditures in 2013 for such environmental control facilities.

U.S. Federal Laws

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”), and comparable state statutes, impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, govern the generation, treatment, storage and disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances and the closure of facilities found on exploration, mining and processing sites long after activities on such sites have been completed.

The Clean Air Act restricts the emission of air pollutants from many sources, including mining and processing activities. Our mining operations may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, permitting, monitoring and/or control requirements under the Clean Air Act and state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on our production levels or result in additional capital expenditures in order to comply with the rules.

The National Environmental Policy Act (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities such as the Hycroft Mine, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed environmental impact statement known as an EIS. The U.S. Environmental Protection Agency (“EPA”), other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of any findings set forth in the draft and final EIS. This process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project.

Under the Federal Land Policy and Management Act of 1976, the Department of the Interior is authorized to regulate the use of federal public lands and to prevent undue and unnecessary degradation of the public lands. The BLM has promulgated regulations concerning use and management of the surface of the federal lands. These regulations generally require plans of operation and reclamation, as well as the posting of financial assurance mechanisms such as reclamation bonds.

The Clean Water Act (“CWA”), and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA regulates storm water run-off at mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and can impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. The EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Nevada State Laws

At the state level, mining operations in Nevada are regulated by the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection. The Nevada environmental agencies have the authority to implement and enforce many of the federal regulatory programs described above. Nevada state law requires the Hycroft Mine to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, we are required to hold Nevada Reclamation Permits. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. We have set up a provision for our reclamation bond at the Hycroft Mine. If we are required to carry out unanticipated reclamation work in the future, our financial position could be adversely affected or our posted bonds may be insufficient.

Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have an impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

Mine Safety and Health Administration Regulations

We consider health, safety, and environmental stewardship to be a core value of ours and have a mandatory mine safety and health program that includes employee and contractor training, risk management, workplace inspection, emergency response, accident investigation and program auditing. We consider this program to be essential at all levels to ensure that we and our employees conduct ourselves in an environment of exemplary health, safety and environmental governance.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which became effective in July 2010, requires a mine safety disclosure by mining companies required to file periodic reports under the Exchange Act. We have provided the mine safety disclosure required by the Dodd-Frank Act in Part I—Item 4B of this Form 10-K. A list of the citations/orders and proposed assessments for the Hycroft Mine for the year ended December 31, 2012 were taken from the MSHA data retrieval system, which can be found at http://www.msha.gov/drs/drshome.htm.

Available Information

You may read and copy any materials Allied Nevada files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Copies of such materials also can be obtained free of charge at the SEC’s website, www.sec.gov, or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Allied Nevada also maintains an internet web site at www.alliednevada.com. Allied Nevada makes available, free of charge, through the Investor Information section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and all amendments to those reports, as soon as reasonably practical after such material is electronically filed or furnished with the Securities and Exchange Commission. Allied Nevada’s Corporate Governance Guidelines, the charters of key committees of its Board of Directors and its Code of Ethics are also available on the web site.

Item 1A.	Risk Factors

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this Form 10-K. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of those risks actually occur, our business, financial condition and results of operations would suffer. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See also “Cautionary statement regarding forward-looking statements” above.

The market prices of gold and silver are volatile. A decline in gold and silver prices could result in decreased revenues, decreased net income or losses and decreased cash flows, and may negatively affect our business.

Gold and silver are commodities. Their prices fluctuate and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The prices of gold and silver, as quoted by The London Bullion Market Association on December 31, 2012 and the close of 2011, were $1,664.00 and $1,574.50 per ounce for gold, respectively, and $29.95 and $28.18 per ounce for silver, respectively. The prices of gold and silver may decline in the future. A substantial or extended decline in gold or silver price would adversely impact our revenues, net income and cash flows, particularly in light of our current strategy of not engaging in hedging transactions with respect to gold or silver. In addition, sustained lower gold or silver prices may:

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

The estimation of the ultimate recovery of gold and silver from the Hycroft Mine, although based on standard industry sampling and estimating methods, is subjective. Actual recoveries may vary from our estimations.

Our Hycroft Mine utilizes the heap leach process to extract gold and silver from ore. The heap leach process extracts gold and silver by placing ore on an impermeable pad and applying a dilute cyanide solution that dissolves a portion of the contained gold and silver, which are then recovered in metallurgical processes. We use several integrated steps in the process of extracting gold and silver to estimate the metal content of ore placed on the leach pad. Although we refine our estimates as appropriate at each step in the process, the final amounts are not determined until a third-party smelter converts the doré and determines final ounces of gold and silver available for sale. We then review this end result and reconcile it to the estimates we developed and used throughout the production process. Based on this review, we adjust our estimation procedures when appropriate. Due to the complexity of the estimation process and the number of steps involved, among other things, actual recoveries can vary from estimates, and the amount of the variation could be significant and could have a material adverse impact on our financial condition and results of operations.

Each of these factors not only applies to our current and future operations at the Hycroft Mine, but will also apply to our Hasbrouck property and any future development of other properties not yet in production. In the case of mines that we may develop in the future, we will not have the benefit of actual experience in our estimates with respect to those mines, and there is a greater likelihood that actual results will vary from the estimates.

Reserve and other mineralized material calculations are estimates only, and are subject to uncertainty due to factors including metal prices, inherent variability of the ore and recoverability of metal in the mining process.

The calculation of mineral reserves, other mineralized material and grading are estimates and depend upon geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable. There is a degree of uncertainty attributable to the calculation of mineral reserves and corresponding grades. Until mineral reserves and other mineralized materials are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of mineral reserves and other mineralized materials and ore may vary depending on metal prices. Any material change in the quantity of mineral reserves, other mineralized materials, mineralization, grade or stripping ratio may affect the economic viability of our properties. In addition, we can provide no assurance that gold recoveries or other metal recoveries experienced in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

We may not achieve our production estimates and our adjusted cash costs for our operations may be higher than our estimates.

We prepare estimates of future production and adjusted cash costs for our operations. We develop our estimates based on, among other things, mining experience, reserve and other mineralized material estimates, assumptions regarding ground conditions and physical characteristics of ores (such as hardness and presence or absence of certain metallurgical characteristics) and estimated rates and costs of mining and processing. All of our estimates are subject to numerous uncertainties, many of which are beyond our control. Our actual production may be lower than our production estimates and our actual adjusted cash costs may be higher than our adjusted cash costs estimates. While we believe that our estimates are reasonable, actual results will vary and such variations may be material. These estimates are necessarily speculative in nature, and it may be the case that one or more of the assumptions underlying such projections and estimates may not materialize. Investors in our common stock are cautioned not to place undue reliance on the projections and estimates set forth in this Form 10-K.

Our operations are subject to numerous governmental permits that are difficult to obtain and we may not be able to obtain or renew all of the permits we require, or such permits may not be timely obtained or renewed.

In the ordinary course of business we are required to obtain and renew governmental permits for our operations, including in connection with our mining and exploration plans at the Hycroft Mine and our exploration plan at our Hasbrouck property. We also need additional governmental permits in order to complete our expansion of the Hycroft Mine operations, including without limitation, permits to operate the milling facility, construct the tailings impoundment and allow mining below the water table. Obtaining or renewing the necessary governmental permits is a complex and time-consuming process involving costly undertakings by us. The duration and success of our efforts to obtain and renew permits are contingent upon many variables not within our control, including the interpretation of applicable requirements implemented by the permitting authority and intervention by third parties in any required environmental review. We may not be able to obtain or renew permits that are necessary to our operations on a timely basis or at all, and the cost to obtain or renew permits may exceed our estimates. Failure to comply with the terms of our permits may result in injunctions, fines, suspension or revocation of permits and other penalties. We can provide no assurance that we have been, or will at all times, be in full compliance with all of the terms of our permits or that we have all required permits. The costs and delays associated with compliance with these permits and with the permitting process could delay or stop us from executing our Hycroft Mine expansion project, proceeding with the operation or development of a property or increase the costs of development or production and may materially adversely affect our business, results of operations or financial condition.

We cannot be certain that our future exploration and development activities will be commercially successful.

Substantial expenditures are required to further explore our Hycroft and Hasbrouck properties, to establish reserves and other mineralized materials through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties or the expansion of our existing projects, to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot provide assurance that any reserves or other mineralized materials discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis. A number of factors, including costs, actual mineralization, consistency and reliability of ore grades and commodity prices, affect successful project development. The efficient operation of processing facilities, the existence of competent operational management, as well as the availability and reliability of appropriately skilled and experienced consultants also can affect successful project development. There can be no assurance that our exploration and development programs, including the advancement of the Hycroft Mine oxide operation, the Hycroft milling feasibility study for the mill expansion project and the Hasbrouck preliminary economic assessment, will result in economically viable mining operations or yield new mineral reserves or other mineralized materials.

Our gold and silver production may decline, reducing our revenues and negatively impacting our business.

Our future gold and silver production may decline as a result of an exhaustion of reserves and possible closure of mines. It is our business strategy to conduct gold and silver exploratory activities at the Hycroft Mine and the Hasbrouck property. We may also consider from time to time the acquisition of gold and silver mining properties and businesses or reserves that possess minable ore reserves that are capable to become operational in the near future. We can provide no assurance that our gold and silver production in the future will not decline. Accordingly, our revenues from the sale of gold and silver may decline, negatively affecting our results of operations.

Cost estimates and timing of new projects are uncertain, which may adversely affect our expected production and profitability.

The capital expenditures and time required to develop and explore our properties, including the Hycroft Mine and the Hasbrouck property, are considerable and changes in costs, construction schedules or both, can adversely affect project economics and expected production and profitability. There are a number of factors that can affect costs and construction schedules, including, among others:

•	availability of labor, energy, transportation, equipment, and infrastructure;

•	changes in input commodity prices and labor costs;

•	fluctuations in currency exchange rates;

•	availability and terms of financing;

•	changes in anticipated tonnage, grade and metallurgical characteristics of the ore to be mined and processed;

•	recovery rates of gold and other metals from the ore;

•	difficulty of estimating construction costs over a period of years;

•	delays in completing any environmental review or in obtaining environmental or other government permits;

•	weather and severe climate impacts; and

•	potential delays related to social and community issues.

We currently recover gold and silver from oxide ores at the Hycroft Mine. The Hycroft milling feasibility study on the expansion project primarily relates to the economic potential of recovering metals from the sulfide mineralization at the Hycroft property. Oxide heap leach mining and the processing of sulfide ore is uncertain and, therefore, the costs and timing of the commencement of sulfide operations at the Hycroft Mine could vary greatly from our estimates.

Mining development, exploration, and processing operations pose risks and costs that may negatively impact our business.

Mining development, exploration, and processing operations involve many hazards and uncertainties, including, among others:

•	unusual and unexpected rock formations or water conditions;

•	seismic activity;

•	metallurgical or other processing problems;

•	ground or slope failures;

•	industrial accidents;

•	environmental contamination or leakage;

•	fires;

•	flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of nature;

•	organized labor disputes or work slow-downs;

•	mechanical equipment failure and facility performance problems; and

•	the availability of critical materials, equipment and skilled labor.

These occurrences could result in damage to, or destruction of, our properties or production facilities, personal injury or death, environmental damage, delays in mining or processing, increased production costs, asset write downs, monetary losses and legal liability, which could have an adverse effect on our results of operations and financial condition and adversely affect our projected development and production estimates.

We may be adversely affected by challenges relating to slope stability.

Our open pit mines get deeper as we mine them, presenting certain geotechnical challenges including the possibility of slope failure. If we are required to decrease pit slope angles or provide additional road access to prevent such a failure, our stated reserves could be negatively affected. Further, hydrological conditions relating to pit slopes, renewal of material displaced by slope failures and increased stripping requirements could also negatively affect our stated reserves. We have taken actions in order to maintain slope stability, but we cannot provide any assurances that we will not have to take additional action in the future or that our actions taken to date will be sufficient. Unexpected failure or additional requirements to prevent slope failure may negatively affect our results of operations and financial condition, as well as have the effect of diminishing our stated ore reserves.

There are uncertainties as to title matters in the mining industry. Any defects in such title could cause us to lose our rights in mineral properties and jeopardize our business operations.

Our mineral properties consist of private mineral rights, leases covering private lands, leases of patented mining claims and unpatented mining claims. Many of our mining properties in the United States are unpatented mining claims located on lands administered by the U.S. Bureau of Land Management (“BLM”), Nevada State Office to which we have only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper location and posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. We believe a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, and this uncertainty is inherent in the mining industry.

The present status of our unpatented mining claims located on public lands allows us the right to mine and remove valuable minerals, such as precious and base metals, from the claims conditioned upon applicable environmental reviews and permitting programs. We also are generally allowed to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the United States. We remain at risk that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements. Prior to 1994, a mining claim locator who was able to prove the discovery of valuable, locatable minerals on a mining claim, and to meet all other applicable federal and state requirements and procedures pertaining to the location and maintenance of federal unpatented mining claims, had the right to prosecute a patent application to secure fee title to the mining claim from the Federal government. The right to pursue a patent, however, has been subject to a moratorium since October 1994, through federal legislation restricting the BLM from accepting any new mineral patent applications. If we do not obtain fee title to our unpatented mining claims, we can provide no assurance that we will be able to obtain compensation in connection with the forfeiture of such claims.

There may be challenges to title to the mineral properties in which we hold a material interest. If there are title defects with respect to any properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert our management’s time from ongoing production, exploration and development programs.

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

The regulatory environment in which we operate is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. New environmental laws and regulations or changes in existing environmental laws and regulations could have a negative effect on exploration activities, operations, production levels and methods of production. We can provide no assurance that future changes in environmental laws and regulations will not adversely affect our current operations or future projects. Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

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

We cannot be certain that our insurance will cover all of the risks associated with mining and processing or that we will be able to maintain insurance to cover these risks at economically feasible premiums, which may increase our costs and decrease our profitability. We could also become subject to liability for hazards against which we cannot insure or against which we may elect not to insure, such as business interruption insurance which we have elected not to obtain, because of high premium costs or commercial impracticality. Such events could result in a prolonged interruption in operations that would have a negative effect on our ability to generate revenues, profits and cash flow. Losses from such events may increase costs and decrease profitability.

Changes in the cost or supply of energy or commodities used in operations may adversely affect the profitability of our operations and our financial condition.

Our mining operations and exploration activities are intensive users of energy. Our principal energy sources are electricity and diesel fuel. We rely upon third parties for our supply of energy resources consumed in our mining and exploration activities. Energy prices can be affected by numerous factors beyond our control, including global and regional supply and demand, political and economic conditions, and applicable regulatory regimes. The prices of various sources of energy may increase significantly from current levels. An increase in energy prices could materially and adversely affect our results of operations and financial condition.

Disruptions in the supply of our energy resources could temporarily impair our ability to produce gold and silver or delay our expansion projects. Some of our mining operations and exploration projects are in remote locations requiring the building of power lines and long distance transmission of power. A disruption in the transmission of energy, inadequate energy transmission infrastructure or the termination of any of our energy supply contracts could interrupt our energy supply and adversely affect our operations or expansion projects.

Our production costs are also affected by the prices of commodities we consume or use in our operations, such as diesel fuel, lime, sodium cyanide and explosives. The prices of such commodities are influenced by supply and demand trends affecting the mining industry in general and other factors outside our control. Increases in the price for materials consumed in our mining and production activities could materially and adversely affect our results of operations and financial condition.

Environmental regulations could require us to make significant expenditures or expose us to potential liability.

To the extent we become subject to environmental liabilities, the payment of such liabilities or the costs that we may incur, including to remedy environmental pollution, would reduce funds otherwise available to us and could have a material adverse effect on our financial condition, results of operations, and liquidity. If we are unable to fully remedy an environmental violation or release of hazardous substances, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy or corrective action. The environmental standards that may ultimately be imposed at a mine site can vary and may impact the cost of remediation. Actual remedial costs may exceed the financial accruals that have been made for such remediation. The potential exposure may be significant and could have a material adverse effect on our financial condition and results of operations.

Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property or natural resources and injury to persons resulting from the environmental, health and safety impacts of our past and current operations, which could lead to the imposition of substantial fines, remediation costs, penalties, injunctive relief and other civil and criminal sanctions. Substantial costs and liabilities, including those required to restore the environment after the closure of mines, are inherent in our operations. Although we believe that we are in substantial compliance with applicable laws and regulations, we cannot provide any assurance that any such law, regulation, enforcement or private claim will not have a negative effect on our business, financial condition or results of operations.

Our exploration and development operations are subject to extensive environmental regulations, which could result in the incurrence of additional costs and operational delays.

All phases of our operations are subject to extensive federal and state environmental regulation, including those enacted under the following laws:

•	Comprehensive Environmental Response, Compensation, and Liability Act;

•	The Resource Conservation and Recovery Act;

•	The Clean Air Act;

•	The National Environmental Policy Act;

•	The Clean Water Act; and
•	The Safe Drinking Water Act.

These environmental regulations require us to obtain various operating permits, approvals and licenses and also impose standards and controls relating to exploration, development and production activities. For instance, we are required to hold a Nevada Reclamation Permit with respect to the Hycroft Mine. This permit mandates concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. We have set up a provision for our reclamation bond at the Hycroft Mine. Compliance with this and other federal and state regulations could result in delays in beginning or expanding operations, incurring additional costs for investigation or cleanup of hazardous substances, payment of penalties for non-compliance or discharge of pollutants, and post-mining closure, reclamation and bonding, all of which could have an adverse impact on our financial performance and results of operations.

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

The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These climate changes may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These changes in climate could have an impact on the cost of production at our mines and adversely affect the financial performance of our operations.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining exploration and development operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of production. Such shortages could also result in increased construction costs and cause delays in expansion projects.

Joint ventures and other partnerships may expose us to risks.

In the future, we may enter into joint ventures or other partnership arrangements with other parties in relation to the exploration, development and production of certain of the properties in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constituting documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture or partnership. Further, we may be unable to exert control over strategic decisions made in respect of such properties, including our existing joint venture at our Maverick Springs property where we are a minority (45%) owner. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, and cash flows.

If we lose key personnel or are unable to attract and retain additional personnel, we may be unable to develop our business.

Our development in the future will be highly dependent on the efforts of key management employees, specifically, Robert Buchan, our Executive Chairman, Scott Caldwell, our President and Chief Executive Officer, Stephen Jones, our Executive Vice President and Chief Financial Officer, Randy Buffington, our Executive Vice President and Chief Operating Officer, and other key employees that we may hire in the future. Although we have entered into employment agreements with Mr. Caldwell and Mr. Jones, we do not have and currently have no plans to obtain key man insurance with respect to any of our key employees. As well, we will need to recruit and retain other qualified managerial and technical employees to build and maintain our operations. If we are unable to successfully recruit and retain such persons, our development and growth could be significantly curtailed.

Our reliance on third party contractors to conduct a significant portion of our operations and construction projects exposes us to risks.

We contract with third party contractors for a significant portion of our operations and construction projects, including the crushing facility, the mill, and other ongoing expansion projects. At December 31, 2012, approximately 273 people were working as contractors in support of our operations. As a result, our operations are subject to a number of risks, some of which are outside our control, including:

•	negotiating agreements with contractors on acceptable terms;

•	the inability to replace a contractor and its operating equipment in the event that either party terminates the agreement;

•	reduced control over those aspects of operations which are the responsibility of the contractor;

•	failure of a contractor to perform under its agreement;

•	interruption of operations or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;

•	failure of a contractor to comply with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and

•	problems of a contractor with managing its workforce, labor unrest or other employment issues.

In addition, we may incur liability to third parties as a result of the actions of our contractors. The occurrence of one or more of these risks could decrease our gold and silver production, increase our adjusted cash costs and adversely affect our results of operations and financial position.

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

From time to time, we may examine opportunities to make selective acquisitions in order to expand our operations and reported reserves. The success of any acquisition would depend on a number of factors, including, but not limited to:

•	identifying suitable candidates for acquisition and negotiating acceptable terms for any such acquisition;

•	obtaining approval from regulatory authorities and potentially our stockholders;

•	maintaining our financial and strategic focus and avoiding distraction of management during the process of integrating the acquired business; and

•	implementing our standards, controls, procedures and policies at the acquired business.

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

Some of our directors are directors or officers of other natural resource or mining-related companies, or may be involved in related pursuits that could present conflicts of interest with their roles at Allied Nevada. In the event that any such conflict of interest arises, a director who has such a conflict is required to disclose the conflict to our board of directors (and any applicable committees), should abstain from voting on the matter and, in most cases, should leave the meeting while the remaining directors discuss and vote on such matter. In appropriate cases, we will establish a special committee of independent directors to review a matter in which directors, or management, may have a conflict.

Compliance with current and future government regulations may cause us to incur significant costs.

Our operations are subject to extensive federal and state legislation governing matters such as mine safety, occupational health, labor standards, prospecting, exploration, production, exports, toxic and hazardous substances, explosives, management of natural resources, price controls, land use, water use, air emissions, waste disposal, environmental review and taxes. Compliance with this and other legislation could require us to make significant financial outlays. The enactment of new legislation or more stringent enforcement of current legislation may increase costs, which could have a negative effect on our financial position, results of operations, and liquidity. We cannot make assurances that we will be able to adapt to these regulatory developments on a timely or cost-effective basis. Violations of these laws, regulations and other regulatory requirements could lead to substantial fines, penalties or other sanctions, including possible shut-downs of the Hycroft Mine or future operations, as applicable.

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

We do not currently use forward sale or other significant hedging arrangements to protect against gold and silver prices and commodity prices (other than related to a portion of our diesel costs) and, as a result, our operating results are exposed to the impact of any significant decrease in the price of gold or silver or any significant increase in commodity prices.

We do not currently enter into forward sales or other significant hedging arrangements to reduce the risk of exposure to volatility in commodity prices. Accordingly, our future operations are exposed to the impact of any significant decrease in gold or silver prices and any significant increase in commodity prices. If such prices change significantly, we will realize reduced revenues and increased costs. While it is not our current intention to enter into forward sales or other significant hedging arrangements, we are not restricted from entering into such arrangements at a future date.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

We collect and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our employees, on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our reputation, which could adversely affect our business.

We may be unable to raise additional capital on favorable terms or at all.

The exploration and development of our properties, including the advancement of the Hycroft Mine expansion project and the development of the Hasbrouck property, as well as any acquisitions we may make, will require significant capital investment. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration activity, development or production on any of our properties or consummation of any acquisitions. We can provide no assurance that additional financing will be available at all or on terms we consider acceptable.

Our substantial indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness. As of December 31, 2012, we had indebtedness of $525.2 million, including CDN $400.0 million aggregate principal of 8.75% Senior Unsecured Notes due 2019 (“Notes”) (which have been swapped to $400.4 million at 8.375% through a currency swap agreement), with an additional $120.0 million of unused commitments under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture governing our Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Our high level of debt could:

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

In addition to the indenture governing our Notes, certain of our capital lease obligations and the credit agreement governing our revolving credit facility contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of nearly all of our debt.

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

Future sales of substantial amounts of our common stock or equity-related securities in the public or private markets, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. As of December 31, 2012, 89,734,112 shares of our common stock were outstanding. We cannot predict the effect, if any, that future sales of our common stock, or the perception that such sales could occur, will have on the trading price of our common stock.

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

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of our board of directors to designate the terms of and issue new series of preferred stock and the ability of our board of directors to amend the bylaws without stockholder approval. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless certain specific requirements are met as set forth in Section 203. Collectively, these provisions could make a third party acquisition of the Company difficult or could discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We classify our mineral properties into three categories: “Operating Properties”, “Advanced Exploration Properties”, and “Other Exploration Properties”. Operating Properties are properties in which we operate a producing mine. The Hycroft Mine, as described below, is our Operating Property and makes up the “Hycroft Mine” segment in our Consolidated Financial Statements. Advanced Exploration Properties are properties where we retain a significant controlling interest or joint venture and there has been sufficient drilling and analysis completed to identify and report reserves or other mineralized material. Other Exploration Properties are those for which insufficient drilling and geologic investigations have been completed to define mineralized materials. In our Consolidated Financial Statements, the “Exploration” segment includes all Advanced and Other Exploration Properties.

Operating Property

Hycroft Mine

The following shows where our Hycroft Mine and Advanced Exploration Properties are located as well as areas of the Hycroft Mine:

For a detailed discussion of the Hycroft Mine’s operating and production data, see Part II – Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Hycroft Mine.

We currently have one Operating Property, the Hycroft Mine which is located 50 miles west of Winnemucca, Nevada. Winnemucca, a city with a population of 7,500, is a commercial community on Interstate 80, 164 miles northeast of Reno. The town is served by a transcontinental railroad and has a municipal airport. Access to the Hycroft Mine from Winnemucca is by State Road No. 49 (Jungo Road), a good-quality, unpaved road, and a short access road to the main entrance of the mine. Well-maintained mine and exploration roads provide access throughout the property. Access is also possible from Imlay, Gerlach, and Lovelock by unpaved roads intersecting Interstate 80 and Nevada State Route 447. The majority of our employees live in the Winnemucca area. The site receives electrical power provided by NV Energy from the northwestern Nevada power grid. The Hycroft Mine currently has water rights, which are adequate to support our current operations and the planned oxide heap leach ore.

We hold 27 private parcels and 3,015 unpatented mining claims that constitute our Hycroft Mine Operating Property. The total acreage covered by unpatented claims is approximately 63,947 acres and an additional 1,814 acres within the patented claims. Combining the patented and unpatented claims, total claims cover approximately 65,761 acres. Annually, we stake or purchase additional claims contiguous to or around the existing Hycroft Mine land position. Our Hycroft Mine patented claims occupy private lands and our unpatented claims occupy public lands. The public lands include unpatented mining claims on lands administered by the BLM. These claims are governed by the laws and regulations of the U.S. federal government and the state of Nevada. To maintain the patented claims in good standing, we must pay the annual property tax payments to the county in which the claims are held. To maintain the unpatented claims in good standing, we must file a notice of intent to maintain the claims within the county and pay the annual mineral claim filing fees to the BLM. A portion of the Hycroft Mine is subject to a mining lease requiring a 4% net profit royalty payable to the owner of certain patented and unpatented mining claims, subject to a maximum of $7.6 million, of which the Company has paid $1.5 million as of December 31, 2012.

The Hycroft Mine was formerly known as the Crofoot-Lewis open pit mine, which was a small heap leaching operation that commenced in 1983. The Crofoot-Lewis mine production continued until it was placed on a care and maintenance program in December 1998 due to low gold prices. During this first operating period the mine produced over one million ounces of gold and two and one-half million ounces of silver. Vista acquired the Crofoot-Lewis claims and mine in 1987 and 1988. We acquired the Hycroft Mine in 2007 pursuant to an arrangement agreement where Vista transferred to us its Nevada mining properties. We completed our first year of mining operations in 2009.

Exploration and Development

Our Hycroft Mine is currently an open pit, run-of-mine and crushed ore heap leach gold mine that also produces silver as a byproduct of the gold recovery process. We are in the process of implementing a two-stage expansion project; the first stage involves increasing the mining and heap leaching rate of oxide and transitional material utilizing larger capacity mining equipment and expanding the processing facilities. In 2013, construction of a crushing facility, which will initially crush leach pad ore, is expected to be completed and is expected to improve our recoveries of gold and silver. The second stage of the expansion project involves constructing a mill and flotation plant to further improve metal recoveries from oxide and transitional ores and allow for processing of sulfide ore. Upon completion of the mill and flotation plant, the crushing facility will crush ore that will be fed through the mill. For a detailed discussion on our expansion, see Part II – Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Hycroft Mine – Hycroft Expansion Projects.

In 2012, we drilled 265 holes, representing approximately 255,546 feet, with focus on metallurgical drilling at Central, Brimstone, and Vortex, geotechnical drilling at Central and Vortex, and step out drilling at Central and Brimstone. The drilling results have been utilized to update the corresponding engineering models. Of the 2012 total program, 2% of total footage was directed at exploration, 3% at facility design and geotechnical, 10% at production support, 21% at facility condemnation, and 64% were directed at infill, step-out, and metallurgy at the Hycroft Mine.

A 115,000 foot development program has been designed for 2013 with a focus on facility condemnation, and core drilling in support of metallurgical and geotechnical studies and the mill expansion. A 13,000 foot exploration program has been designed to test for mineralization outside the current mine plan, including targets located south of Hycroft (Oscar, Chalcedony, Rabbit, and Chance).

At December 31, 2012, the book cost of the Hycroft property totaled $3.5 million and its associated plant, equipment, and mine development totaled $533.0 million.

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

The known gold mineralization within the Hycroft Mine extends for a distance of three miles in a north-south direction by 1.5 miles in an east-west direction. Mineralization extends to a depth of less than 330 feet in the outcropping to near-outcropping portion of the deposit on the northwest side to over 2,500 feet in the Vortex deposit to the east. The mineralization is oxide from the surface down to a depth of approximately 300 feet and sulfide mineralization occurs at this depth. The transitional mineralization occurs at the boundary region where original sulfide mineralization has been partially oxidized.

Mineral Proven and Probable Ore Reserves

Our reserve estimates are based on the latest available geological and geotechnical studies and are calculated in accordance with Industry Guide 7 of the Exchange Act. Proven and probable reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance of other countries. We conduct ongoing studies of our ore bodies to optimize economic values and to manage risk. We revise our mine plans and estimates of proven and probable mineral reserves as required in accordance with the latest available studies. Our estimates of proven and probable reserves are prepared by and are the responsibility of our employees, and a majority of these estimates are reviewed and verified by independent experts in mining, geology and reserve determination. Estimated proven and probable reserves at December 31, 2012, were determined using long-term average prices of $800 per ounce for gold and $14 per ounce for silver. The London spot metal prices for the past three years averaged approximately $1,488 per ounce for gold and $29 per ounce for silver.

Below is a summary of our estimated proven and probable ore reserves as of December 31, 2012.

	Ore Tons (000’s)	Gold		Silver			Strip Ratio
Category		oz/ton	Contained Ounces (000’s)	oz/ ton	Contained Ounces (000’s)	Waste Tons (000’s)
Proven reserves	899,210	0.011	9,749	0.47	423,055
Probable reserves	208,868	0.010	2,126	0.41	86,503

Proven and probable reserves	1,108,078	0.011	11,875	0.46	509,558	1,271,760	1.15

Advanced Exploration Properties

Advanced Exploration Properties are both those properties where we retain a significant controlling interest or joint venture and where there has been sufficient drilling and analysis completed to identify and report reserves or other mineralized material. Allied Nevada currently has six properties on which mineralized material has been identified: Maverick Springs (a 45% joint venture with Silver Standard), Mountain View, Hasbrouck, Three Hills, Wildcat and Pony Creek/Elliot Dome. None of these properties currently have proven or probable reserves as defined by Industry Guide 7 of the Exchange Act. We are currently evaluating these properties to determine how to best advance these projects by increasing the identified mineralized materials, improving the quality of these mineralized materials, conducting engineering studies, or advancing the project to a development decision. The Company completed a preliminary economic assessment for the Hasbrouck-Three Hills properties in 2012.

Our 2012 exploration campaign took place at Hasbrouck, Three Hills, and Wildcat and our 2013 exploration campaign will largely be focused on the same properties. Although we have other Advanced Exploration Properties, we have described in further detail the Hasbrouck, Three Hills, and Wildcat properties below. Additional information can be found on any of our Advanced Exploration Properties by visiting our website at www.alliednevada.com.

Hasbrouck

The Hasbrouck property is located in southwestern Nevada about 5 miles south-southwest of the town of Tonopah in Esmeralda County, Nevada, adjacent to U.S. Highway 95 and approximately half-way between Reno and Las Vegas and approximately 4.5 miles from Three Hills. The property is accessed from Tonopah by traveling south along US Highway 95, which transects the claim block. The project is accessed by a gravel road off of U.S. Highway 95 that connects to a network of dirt drill roads that traverse Hasbrouck. Nearby power lines traverse the Hasbrouck property.

Hasbrouck consists of 28 patented mining claims and 583 unpatented mining claims, which combined cover an area of approximately 12,044 acres within Esmeralda County, Nevada. Seventeen of the patented mining claims and three of the unpatented mining claims are subject to a mineral production royalty of 4% of the net smelter returns (“NSRs”). The remaining eleven patented mining claims and 263 of the unpatented mining claims are subject to a mineral production royalty of 2% of the NSRs. The remaining 317 unpatented mining claims are not subject to a royalty.

Exploration

The Company commenced drilling activities on Hasbrouck in 2010, and continued drilling until November of 2012, in order to further identify and delineate the gold mineralization previously identified at the property. Exploration activities at Hasbrouck in 2012 included drilling 20,010 feet in 37 reverse circulation drill holes, focused on expanding resources peripheral to the previously identified deposit. We prepared an estimate of mineralized material for Hasbrouck in 2012, which we intend to update in the first half of 2013. Furthermore, we intend to incorporate those results into the greater Hasbrouck and Three Hills property evaluation.

Geology

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

Three Hills

The Three Hills deposit is located in southwestern Nevada about 1 mile west of the town of Tonopah in Esmeralda and Nye Counties, Nevada, and about 4.5 miles northwest of the Hasbrouck property described above. Access to the site is via county-maintained gravel roads from the northwest end of town. Since Three Hills is near the town of Tonopah, power lines are close to the property.

Three Hills consists of 76 unpatented lode claims and 3 patented claims totaling approximately 1,632 acres. In 2012, we staked 61 unpatented claims and purchased 2 patented claims. All of the unpatented mining claims and the two patented mining claims are subject to a 2% NSR.

We completed a preliminary economic assessment for the development of the Three Hills deposit in 2012.

Exploration

In 2012, we completed 17 reverse circulation drill holes (9,170 feet) at Three Hills, focused on expanding the deposit to the east. We intend to update estimates of mineralized material for the Three Hills deposit in 2013 and incorporate those results into the greater Hasbrouck and Three Hills property evaluation.

Geology

Three Hills is located in the Walker Lane structural domain of the Basin and Range physiographic province. It is in an area of structural disruption resulting from a series of orogenic events occurring in Paleozoic, Mesozoic and Cenozoic times. Basin and Range high-angle normal faults control the mineralization at Three Hills, where they cut the Siebert Formation. Gold mineralization occurs in a zone of pervasive silicification in the Siebert Formation and the upper 10 to 30 feet of the underlying Fraction Tuff. The contact between these two units contains consistently higher grades of gold and is more commonly argillized than silicified.

Wildcat

Wildcat is located about 35 miles northwest of Lovelock and 26 miles south of the Hycroft Mine in Pershing County, Nevada. The property is accessed, from Lovelock, by traveling 15 miles along Nevada State Route 399, a paved road, and then approximately 16 miles along a well-maintained gravel county road through Sage Valley. The east property boundary is approximately 2.5 miles west of the road through Sage Valley, along a gravel road. Four-wheel drive roads traverse the property.

The project consists of 345 unpatented mining claims and four patented mining claims for a combined total of approximately 7,193 acres. Thirteen of the claims are subject to an underlying 0.4% NSR, and the remaining 58 claims are subject to an underlying 1% NSR. Additionally, upon commencement of commercial production, we will be required to make a one-time production payment in the amount of $500,000.

Exploration

We conducted its initial drill exploration of the property during 2012, which included 17,599 ft. of core in 27 holes and 15,400 ft. of reverse circulation rotary in 22 holes, for a total of 32,999 ft. in 49 holes. We intend to provide an update of estimated mineralized material for the Wildcat deposit in 2013.

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

Four mineralized zones: Hero/Tag, Main, Northeast, and Knob 32 are located within the central portion of the property and contain the majority of drilling and all of the known mineralized material. These four areas are geologically similar with mineralization straddling the contact between granodiorite and overlying volcanics. Mineralization hosted in the volcanics generally tends to be lower grade disseminated style of mineralization represented by pervasive and intense silicification. The underlying granodiorite also contains low-grade disseminated style of mineralization with areas of higher-grade associated with quartz vein stockwork.

Other Exploration Properties

In general, Other Exploration Properties consist of those properties for which insufficient drilling and geologic investigations have been completed to define mineralized materials. Other Exploration Properties may include properties that the Company does not have a significant controlling interest. Allied Nevada has approximately 90 Other Exploration Properties.

Certain of these exploration properties have been optioned and leased to other exploration companies in return for production royalties averaging approximately 3.0% and, on some of the properties, work commitments. For the properties under lease, the lessee is typically responsible for making the land payments including the

BLM fees and county property tax payments. BLM filing fees and county property tax payments were paid for approximately 11,907 unpatented mining claims held by Allied Nevada.

We intend to pursue strategic options for the exploration properties that could include development through exploration programs, joint ventures, royalty agreements, or the sale or release of the mineral property.

Allied Nevada maintains eight geothermal leases totaling 27,555 acres from the Department of the Interior Office of Natural Resources (BLM). These geothermal properties are leased annually and were obtained through competitive bidding. These leases occur in proximity to, or in some cases overlap with, existing Allied Nevada mineral holdings.

Item 3.	Legal Proceedings

From time to time, the Company is a party to litigation and proceedings that are considered part of the ordinary course of its business. The Company is not aware of any material current, pending, or threatened litigation.

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

“Deposit” is an informal term for an accumulation of mineral ores.

“Fault” means a fracture in rock along which there has been displacement of the two sides parallel to the fracture.

“Heap leach” is a gold extraction method that percolates a cyanide solution through ore heaped on an impervious pad or base.

“gpm” means gallons per minute.

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

“NI 43-101” means “National Instrument 43-101—Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators.”

“NSR” means net smelter return royalty.

“opt” or “oz/ton” means ounces per ton.

“Ore” means material containing minerals that can be economically extracted. Ore is processed or stockpiled.

“Ounce” means a troy ounce.

“Oxide” means mineralized rock in which some of the original minerals have been oxidized (i.e., combined with oxygen). Oxidation tends to make the ore more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved. Oxide ore is generally processed using a heap leach method.

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

“Stockwork” means a rock mass interpenetrated by small veins of mineralization.

“Stripping ratio” or “strip ratio” means the ratio of waste tons to ore tons mined in an open pit mine.

“Sulfide” means a compound of sulfur and a metallic element.

“Ton” means a short ton (2,000 pounds).

“Transitional” means a material that has been incompletely oxidized.

“Vein” means a fissure, fault or crack in a rock filled by minerals that have traveled upwards from some deep source.

“Volcaniclastic” means clastic (made up of fragments of preexisting rocks) rock chiefly composed of volcanic material derived by ejection of volcanic material from a volcanic vent.

“Waste” means rock or other material lacking sufficient grade and/or other characteristics to be processed or stockpiled as ore.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE MKT and the Toronto Stock Exchange (“TSX”) under the symbol “ANV”. Allied Nevada commenced trading on each of these exchanges on May 10, 2007. The following table sets out the reported high and low sale prices as reported by the exchanges.

		NYSE MKT ($)		Toronto Stock Exchange (CDN$)
		High	Low	High	Low
2012	1st quarter	38.62	29.93	38.50	29.71
	2nd quarter	33.91	23.69	33.68	23.96
	3rd quarter	39.93	24.70	39.14	25.01
	4th quarter	41.02	28.00	40.15	28.16
2011	1st quarter	35.95	23.62	34.93	23.48
	2nd quarter	43.49	28.56	41.28	28.10
	3rd quarter	45.90	33.59	45.54	33.56
	4th quarter	40.95	28.75	40.67	29.46

On February 22, 2013, the last reported sale price of our common stock on the NYSE MKT was $19.43 and on the TSX was CDN $19.79. As of February 22, 2013, there were 89,738,112 shares of our common stock issued and outstanding, and we had 160 registered shareholders of record.

We have never paid dividends or repurchased equity and currently have no intention to do so. Our senior notes, line of credit, and certain capital lease agreements, contain provisions that restrict our ability to pay dividends and repurchase or redeem capital stock. For additional information on these restrictions, please see Part II – Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Covenants and Note 10 – Debt to our Consolidated Financial Statements.

Performance Graph

The following graph and table compares the cumulative total shareholder return of Allied Nevada common stock with the cumulative total shareholder return of the S&P 500 and the PHLX Gold/Silver Sector IndexSM, assuming reinvestment of dividends on December 31 of each year indicated. The graph and table assumes $100 invested at the per share closing price on NYSE MKT in Allied Nevada and each of the indices on December 31, 2007.

	Years Ended December 31,
	2007	2008	2009	2010	2011	2012
Allied Nevada Gold Corp	$100.00	$81.35	$242.44	$423.63	$486.82	$484.41
S&P 500 Index	100.00	63.43	79.87	91.74	93.63	108.45
PHLX Gold and Silver Index	$100.00	$71.60	$97.07	$130.73	$104.22	$95.55

Sales of Unregistered Securities

The Company had no sales of unregistered securities during the years ended December 31, 2012, 2011, and 2010.

Equity Compensation Plans

The following table summarizes our shareholder approved equity compensation plans:

	December 31, 2012
	(a)	(b)	(c )
Equity compensation plans approved by shareholders	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (#)	Weighted average exercise price or grant date fair value of outstanding options, warrants, and rights ($)	Number of shares remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
Allied Nevada 2007 Stock Option Plan	640,000	$4.79	1,843,906	(1)
Allied Nevada Restricted Share Plan	849,482	19.59	1,843,906	(1)
Deferred Share Unit Plan	34,008	28.30	462,900
Deferred Phantom Unit Plan	248,136	18.50	11,597

	1,771,626		2,318,403

(1)	The Company has reserved an aggregate total of 6,900,000 shares of common stock available for issuance under both the Allied Nevada 2007 Stock Option Plan and the Allied Nevada Restricted Share Plan.

Item 6.	Selected Financial Data

The following table summarizes selected consolidated financial data as of and for each of the five fiscal years ended December 31, 2008 through 2012, and is derived from our audited consolidated financial statements. The data set forth below should be read in conjunction with “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Item 8. Financial Statements and Supplementary Data.”

Selected Financial Data

U.S. dollars in thousands (except per share amounts)

	Years Ended December 31,
Results of operations	2012	2011	2010	2009	2008
Revenue	$214,559	$152,029	$130,930	$43,204	$—
Total cost of sales	109,492	63,029	64,685	28,798	—
Net income (loss)	47,727	36,709	34,128	8,451	(79,641)
Basic net income (loss) per share	0.53	0.41	0.41	0.13	(1.49)
Diluted net income (loss) per share	0.52	0.40	0.41	0.13	(1.49)

	December 31,
Financial position	2012	2011	2010	2009	2008
Cash and cash equivalents	$347,047	$275,002	$337,829	$91,581	$16,511
Ore on leachpads, current	93,088	64,230	49,357	34,179	2,737
Stockpiles and ore on leachpads, non-current	38,357	11,320	—	—	—
Plant, equipment, and mine development, net	515,902	190,694	84,955	45,756	38,121
Total assets	1,237,727	657,206	567,352	252,425	112,259
Debt, current	28,614	10,306	3,215	1,298	602
Debt, non-current	496,578	34,245	11,104	4,700	2,392
Total liabilities	617,753	92,084	44,598	29,245	18,653
Total shareholders’ equity	619,974	565,122	522,754	223,180	93,606

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “us”, “our”, the “Company”, and “Allied Nevada” refer to Allied Nevada Gold Corp. and its subsidiaries. The following discussion, which has been prepared based on information available to us as of February 25, 2013, provides information that management believes is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”). All amounts herein are in U.S. dollars, unless otherwise noted.

Our discussion and analysis consists of the following subsections:

•	Introduction to the Company which provides a brief discussion about our history, location, operations, and future expansion plans;

•	Executive Summary which lists and discusses significant matters related to our performance, operations, expansion projects, financing, and permitting;

•

Critical Accounting Estimates which provides a discussion of accounting estimates that we believe are critical in understanding and evaluating our reported financial results because they affect reported amounts and require significant management judgment and assumptions about highly uncertain matters;

•	Hycroft Mine which provides a detailed discussion of our operations, expansion projects, and 2013 outlook;

•	Results of Operations which provides a discussion and analysis of operating results for the last three years;

•	Liquidity and Capital Resources which provides a discussion of our cash flows (last three years), liquidity, available sources of liquidity, capital requirements, and debt covenants; and

•

Non-GAAP Financial Measures which includes a description of our non-GAAP financial measure “adjusted cash costs”, the reasons for using such a measure, and a three year reconciliation to total cost of sales.

Introduction to the Company

We are a U.S.-based gold and silver producer focused on mining, development, and exploration properties in the state of Nevada. Our operating mine, the Hycroft Mine, was restarted in 2008 and is undergoing expansion projects to implement oxide and sulfide mineralization processing capabilities which will provide staged production increases through 2015. Upon completion of the expansion, the Hycroft Mine is projected to produce, on average, 552,000 ounces of gold and 25.5 million ounces of silver per year from 2015 to 2024. At December 31, 2012 we had proven and probable mineral reserves of 11.9 million ounces of gold and 509.6 million ounces of silver.

Our Hycroft Mine is currently an open pit, run-of-mine and crushed ore heap leach gold mine that also produces silver as a byproduct of the gold recovery process. We are in the process of implementing a two-stage expansion project; the first stage involves increasing the mining and heap leaching rate of oxide and transitional material utilizing larger capacity mining equipment and expanding the processing facilities. In 2013, construction of a gyratory crusher, which will initially crush leach pad ore, is expected to be completed and is expected to improve our recoveries of gold and silver. The second stage of the expansion project involves constructing a mill and flotation plant to further improve metal recoveries from oxide and transitional ores and allow for processing of sulfide ore. Upon completion of the mill and flotation plant, the crushing facility will crush ore that will be fed through the mill.

In addition to the Hycroft Mine, we own or control leasehold interests in 100% of the Hasbrouck, Three Hills, Mountain View, Wildcat, and the Pony Creek/Elliot Dome Advanced Exploration Properties and have a joint venture with Silver Standard Resources Inc. with respect to the Maverick Springs Advanced Exploration Property. We also have the exploration rights to approximately 90 Other Exploration Properties.

Executive Summary

Our 2012 highlights included the following, which are discussed in further detail throughout the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Net income: Our 2012 net income was $47.7 million ($0.53 per share), an increase of 30% over 2011 net income of $36.7 million ($0.41 per share).

Ounces sold: Gold ounces sold in 2012 increased 30% to 114,705 ounces, compared to 88,191 ounces sold in 2011. Silver ounces sold in 2012 increased 87% to 696,144 ounces, compared to 372,000 ounces sold in 2011.

Hycroft mining: A record number of tons were mined at the Hycroft Mine in 2012. Total tons mined were 60.7 million tons, an increase of 78% from the 26.7 million tons mined in 2011. We achieved an average fourth quarter 2012 mining rate of 210,000 tons per day.

Hycroft Mine expansion projects: Construction, engineering and design, and equipment deliveries remain on time and as budgeted. In 2012, we completed the gyratory crusher pit excavation and construction of the Lewis leach pad, commenced construction of the gyratory crushing system, 21,500 gpm Merrill-Crowe plant, and North and South leach pads, and received and commissioned equipment to increase our mining rate.

Permitting: In 2012, we received a positive record of decision from the Bureau of Land Management (“BLM”) for the Heap Leach Expansion Environmental Impact Statement and approval from the Nevada Department of Environmental Protection Agency (“NDEP”) to begin construction of the mill.

Financing: In May 2012, we issued CDN $400 million of 8.75% senior unsecured notes (swapped to $400.4 million at 8.375% through a cross currency swap agreement), to finance a portion of our ongoing expansion projects. In October 2012, we amended and restated our revolving credit agreement, increasing the availability from $30.0 million to $120.0 million and extending the maturity from May 2014 to April 2016.

Exploration: We ramped up the first pass exploration campaign at Wildcat and continued exploration work at Hasbrouck/Three Hills, focusing on identifying and further defining high grade zones.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. The preparation of these statements requires us to make assumptions, estimates, and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our assumptions, estimates, and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our Consolidated Financial Statements are prepared. On a regular basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ, and such differences could be material.

We consider an accounting estimate to be critical if it requires significant management judgments and assumptions about matters that are highly uncertain at the time the estimate is made and if changes in the estimate that are reasonably possible could materially impact our financial statements. Although other estimates are used in preparing our financial statements, we believe that the following accounting estimates are the most critical to understanding and evaluating our reported financial results. For information on all of our significant accounting policies, see Note 2 Summary of Significant Accounting Policies to our Consolidated Financial Statements.

Ore on Leach Pads and Stockpiles

Estimate Required:

The recovery of gold at the Hycroft Mine is accomplished through a heap leaching process, the nature of which limits our ability to precisely determine the recoverable gold ounces in ore on leach pads and stockpiles. We estimate the quantity of recoverable gold ounces in stockpiles and ore on leachpads using surveyed volumes of material, ore grades determined through sampling and assaying of blastholes, and estimated recovery rates based on ore type and domain. The quantity of recoverable gold ounces and recovery rates varies based on ore mineralogy, ore grade, and ore particle sizes. The estimated recoverable gold ounces stockpiled or placed on the leach pads and recovery rates are periodically reconciled by comparing the related ore to the actual gold ounces recovered (metallurgical balancing). The ultimate recoverable gold ounces or life of mine recovery rate is unknown until mining operations cease. A change in the recovery rate or the quantity of recoverable gold ounces in our stockpiles or ore on leach pads could materially impact our financial statements.

Impact of Change in Estimate:

Changes in recovery rate estimates or estimated recoverable gold ounces that do not result in write-downs are accounted for on a prospective basis. If a write-down is required, stockpiles and ore on leach pads would be adjusted to market values before prospectively accounting for the remaining costs and revised estimated recoverable gold ounces. The Company has not incurred any write-downs or significant changes in recovery rates or estimated recoverable gold ounces.

At December 31, 2012, if our weighted average recovery rate estimate decreased by 1% or 2%, our estimate of recoverable gold ounces in stockpiles and ore on leach pads would decrease by 1,750 ounces or 3,500 ounces, respectively, neither of which would require a write-down. On a prospective basis, our weighted average cost per ounce would increase by approximately $8 or $15. A 1% or 2% increase in our estimate of recoverable gold ounces in stockpiles and ore on leach pads would increase estimated recoverable ounces by the aforementioned amounts and reduce our weighted average cost per ounce by approximately $7 per ounce or $15 per ounce, respectively.

Proven and Probable Ore Reserves

Estimate Required:

Proven and probable ore reserves are the part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. Estimated recoverable gold ounces in our proven and probable reserves at the Hycroft Mine are used in units-of-production amortization calculations and are the basis for future cash flow estimates utilized in impairment calculations. When determining proven and probable reserves, we must make assumptions and estimates of future commodity prices and demand, the mining methods we use and intend to use in the future, and the related costs incurred to develop, mine, and process our reserves. Our estimates of recoverable gold ounces in proven and probable reserves are prepared by and are the responsibility of our employees, a majority of which are reviewed by independent experts in mining, geology and reserve determination. Any change in estimate or assumption used to determine our proven and probable ore reserves could change our estimated recoverable gold ounces in such reserves, which may have a material impact on our financial statements.

Impact of Change in Estimate:

Our proven and probable ore reserves are periodically updated, usually on an annual basis. Resulting changes in estimates of recoverable gold ounces are used in our units-of-production calculations and impairment calculations on a prospective basis.

Estimated recoverable gold ounces used in our units-of-production amortization and impairment calculations are based on proven and probable ore reserves that were determined using gold and silver selling prices of $800 per ounce and $14 per ounce, respectively. If our proven and probable ore reserves were determined using gold and silver selling prices of $600 per ounce and $11 per ounce, respectively, our estimated recoverable gold ounces would decrease, resulting in an approximate increase in amortization of $1.5 million for 2012. The decrease in estimated recoverable gold ounces from decreased metal prices would not have resulted in an impairment write-down to any of our long-lived assets as of December 31, 2012.

Hycroft Mine

Operations

Key operating statistics for the years ended December 31, 2012, 2011, and 2010 are as follows:

	Years ended December 31,
	2012	2011	2010
Ore mined (000’s tons)	30,299	16,638	9,923
Ore mined and stockpiled (000’s tons)	3,346	—	—
Waste mined (000’s tons)	22,088	11,393	16,611

	55,733	28,031	26,534

Excavation and pre-strip mined (000’s tons)	4,945	5,976	—

Ore grade—gold (oz/ton)	0.012	0.013	0.020
Ore grade—silver (oz/ton)	0.211	0.340	0.246
Ounces produced—gold	136,930	104,002	103,721
Ounces produced—silver	794,097	479,440	233,974
Ounces sold—gold	114,705	88,191	102,483
Ounces sold—silver	696,144	372,000	238,242
Average realized price—gold ($/oz)	$1,681	$1,577	$1,230
Average realized price—silver ($/oz)	$31	$35	$20
Average spot price—gold ($/oz)	$1,669	$1,572	$1,225
Average spot price—silver ($/oz)	$31	$35	$20
Total adjusted cash costs[1] (thousands)	$73,186	$43,062	$52,871
Adjusted cash costs per ounce[1]	$638	$488	$516

1	The term “adjusted cash costs” is a non-GAAP financial measure. See the section on “Non-GAAP Financial Measures” in this MD&A.

Production tons mined at the Hycroft Mine in 2012 nearly doubled as we received and commissioned additional mining equipment during the year. The excavation and pre-stripping tons mined related to the crushing facility and mill site excavations and pre-stripping in the Bay pit. The average gold and silver grades of ore mined in 2012 were less than 2011 grades, but consistent with the mine plan. Ounces produced and ounces sold did not increase proportionate to the 82% increase in ore mined and placed on the leach pads because 72% of the total ore mined and placed on the leach pads occurred in the second half of 2012. A significant portion of the recoverable gold and silver placed on the leach pads during the second half of 2012 had yet to be recovered as of year-end. Additionally, in 2012 solution stacking occurred throughout the year to increase solution grades while maximizing the efficiency of the Merrill-Crowe plant’s processing capacity. As discussed in the Expansion Projects and 2013 Outlook sections below, we expect our 2013 sales to more than double as a result of increasing the mining rate and commissioning critical production-related projects. For additional discussion on gold and silver ounces sold in 2012, see the following Results of Operations Revenue section.

Our adjusted cash costs1 increased 31% in 2012 and were negatively impacted by increased production costs in the first half of 2012, selling costs associated with in-process inventories, and an increase in the average cost per ounce in beginning of the year 2012 inventory compared to 2011. In the first half of 2012, our strip ratio was 1.4:1, increasing our production costs and average cost per ounce sold for 2012. Due to retort capacity and carbon processing limitations we sold 33,200 gold ounces from our in-process carbon and precipitate inventories and incurred $4.7 million in selling costs. Additionally, the average cost per gold ounce on the leach pads in the beginning of 2012 was $825/oz, an increase of $186/oz compared to the beginning of the year of 2011. The aforementioned increases in adjusted cash costs1 were partially offset by the silver ounce to gold ounce ratio increasing to 6.1:1 in 2012 compared to 4.2:1 in 2011. As discussed in the 2013 Outlook section below, we expect our adjusted cash costs1 to be in the range of $565 to $585 per ounce (with silver as a byproduct credit).

Expansion Projects

We are undergoing expansion projects to implement oxide and sulfide mineralization processing capabilities which will provide staged production increases through 2015. Upon completion of the expansion, the Hycroft Mine is projected to produce, on average, 552,000 ounces of gold and 25.5 million ounces of silver per year from 2015 to 2024. Ongoing expansion projects at Hycroft include 1) increasing the mining rate through larger capacity haul trucks, shovels, and production drills, 2) expanding leach pad operations through increased pad size, additional solution processing capacity, and the addition of a gyratory crusher to enhance the exposure of ore to the leach process, 3) constructing a mill to process transitional and sulfide mineralization, and 4) upgrading infrastructure items to handle the milling demands, including power transmission and distribution and the construction of a railroad spur and an employee housing project.

Permitting actions for the expansion projects remains ahead of schedule. In August 2012, we received a positive record of decision from the BLM which approved expanding mining areas at Brimstone, Cut-5, Bay, and Central, the operation of the north and south leach pads, and infrastructure upgrades, including expanding the existing Merrill-Crowe plant and construction of additional Merrill-Crowe plants. In addition, the air quality permit to install the crushing components, as well as operate them when complete, was received. In December 2012, we received the mill construction approval from the NDEP ahead of the expected early 2013 approval date.

The capital cost estimate for the expansion project is expected to be $1.24 billion. As of December 31, 2012, we had spent or committed $612.1 million, which was in-line with the feasibility estimate and represents approximately 49% of the total capital estimate. Included in the $612.1 million spent or committed at December 31, 2012, are purchase obligations totaling $341.6 million, a portion of which are expected to be financed through capital leases. We estimate that 2013 capital expenditures at the Hycroft Mine for the expansion projects will total approximately $371.7 million. For additional discussion about the Hycroft Mine expansion

[1]	The term “adjusted cash costs” is a non-GAAP financial measure. See the section on “Non-GAAP Financial Measures” in this MD&A.

spending see the Liquidity and Capital Resources section below. The following sections provide additional detail on the Hycroft expansion projects.

Increasing the Mining Rate

The mining equipment required for the expansion projects has been arriving at site since late 2010 and will continue to be delivered through 2014. The expansion requires us to increase the annual mining rate to 94 million tons by the end of 2013 and ultimately to more than 190 million tons per year in 2014 and beyond. As of December 31, 2012, a significant portion of the larger mobile mining fleet was in operation. During the year, we received and commissioned 15 320-ton Komatsu haul trucks, two 345-ton Caterpillar haul trucks, one EX5500 hydraulic shovel, four high-capacity production drills, and other support equipment. Major additions to mobile equipment in 2013 are expected to include nine haul trucks, seven production drills and the first two (of three) wire rope shovels, which are expected to become operational in the third quarter and fourth quarter, respectively.

Expanding Leach Pad Operations

To accommodate the increased mining rate and higher grade oxide ore that will be processed using the mill, our leach pad processing capabilities are being expanded. In 2012, our leaching capacity was increased with the addition of the 3.0 million square foot Lewis leach pad expansion, which brought our total leach pad capacity to 12.0 million square feet. During 2012, we commenced construction on the North and South leach pad expansions and the new 21,500 gallon per minute Merrill-Crowe Processing facility. The gyratory crushing plant excavation was completed in 2012 and construction began on the crusher foundations. Concrete work commenced at the reclaim area, primary crusher foundation, and secondary and tertiary crusher foundations. We expect to begin stacking ore on the new North leach pad by the end of the second quarter of 2013. In addition, the gyratory crushing system and 21,500 gallon per minute Merrill-Crowe facility are expected to be commissioned in the third quarter of 2013.

Mill Construction

The mill will be used to process the higher grade oxide and transitional ores, and the sulfide ore. We currently expect the mill to have a design capacity allowing for the processing of 130,000 tons of ore per day through a crush-grind-float-leach flowsheet. In 2012 we began excavation of the facility location and construction of the building foundation is expected to begin in 2013. The Company has ordered long-lead time items critical to the construction schedule, which are currently expected to arrive as scheduled. To date, the major long-lead components that have been ordered include SAG mills, ball mills, a regrind mill, flotation cells, and thickeners. We expect to have the detailed engineering of the mill completed in the second half of 2013.

Infrastructure Upgrades

Our expansion plans require that we upgrade the infrastructure at the Hycroft Mine, including the power transmission and distribution system to handle demands of the mill and electric wire rope shovels and construction of a rail spur. Additionally, we are building a housing development in Winnemucca, NV for our current and future workforce, which we plan to rent and/or sell to our employees.

2013 Outlook

Gold and silver sales at the Hycroft Mine are expected to increase in 2013 to approximately 225,000 to 250,000 ounces of gold and 1.5 million to 1.8 million ounces of silver. Sales in the first half of the year are expected to be approximately 90,000 to 100,000 ounces of gold, increasing in the second half of the year. We expect to move 94.1 million tons of material, including 46.5 million tons of ore at average grades of 0.012 opt gold and 0.25 opt silver. With the operation of the two wire rope shovels in the latter half of the year, the mining rate for the first half is expected to average 200,000 tons per day and will increase to average 290,000 tons per day in the second half. The overall strip ratio for 2013 is expected to be 0.6:1. A number of critical projects must be completed to achieve the higher end of the stated guidance range of metal sales. The stated guidance assumes that there will be no material delays in the start-up of the North leach pad, new Merrill-Crowe facility or operation of additional mobile equipment. Adjusted cash costs1 for 2013 are expected to be in the range of $565 to $585 per ounce (with silver as a byproduct credit).

Capital expenditures in 2013 are expected to total approximately $399.2 million, of which $130.8 million are expected to be financed with capital leases. Of the $399.2 million in capital expenditures expected in 2013, $27.5 million is for sustaining capital and the remainder is to advance the Hycroft Mine expansion project and includes equipment, infrastructure, engineering, permitting, and support programs. Major additions to mobile equipment in 2013 include nine haul trucks, seven production drills and the first two wire rope shovels, which are expected to become operational in the third quarter and fourth quarter, respectively.

We expect to begin stacking ore on the new North leach pad by the end of the second quarter of 2013. In addition, the gyratory crushing system and 21,500 gallon per minute Merrill-Crowe facility are expected to come online in the third quarter of 2013.

Company-wide exploration expense is projected to be $7.5 million in 2013 and does not include capitalized drilling. In addition to corporate office expense and annual land holding costs of approximately $3.2 million, we expect exploration spending in 2013 to be directed towards follow-up drilling of the encouraging results encountered in the Three Hills area of the Hasbrouck/Three Hills project and to test Hycroft regional targets identified in the southern region of the Hycroft property claim block.

Results of Operations

Revenue

Gold Revenue

The table below summarizes changes in gold revenue, ounces sold, and average realized prices for the following periods:

	Years ended December 31,
Gold revenue	2012	2011	2010
Total gold revenue (thousands)	$192,847	$139,046	$126,088
Gold ounces sold	114,705	88,191	102,483
Average realized price (per ounce)	$1,681	$1,577	$1,230

The change in gold revenue is attributable to (thousands):
	2012 vs. 2011	2011 vs. 2010
Increase (decrease) in ounces sold	$41,803	$(17,584)
Increase in average realized price	9,225	35,492
Effect of average realized price increase on ounces sold increase (decrease)	2,773	(4,950)

	$53,801	$12,958

1	The term “adjusted cash costs” is a non-GAAP financial measure. See the section on “Non-GAAP Financial Measures” in this MD&A.

Gold revenue increased by approximately 39% in 2012, primarily due an increase of 26,514 ounces sold over that of 2011. In 2012, due to our expanded mine equipment fleet, we mined 30.3 million tons of heap leach ore, nearly doubling the heap leach ore tons mined in 2011. However, the number of gold ounces sold did not proportionally increase as 72% of the ore tons were mined in the second half of 2012 and a significant portion of the related gold had yet to be recovered from the leach pads at year-end. We experienced slower than anticipated leach kinetics from Bay pit material placed on the leach pads in the third and fourth quarter and extremely cold and wet weather conditions in December slowed the recovery of our gold from the leach pads. We were able to maximize the efficiency of the Merrill-Crowe plant’s processing capacity by stacking solution throughout 2012 which is expected to increase future gold production when the second Merrill-Crowe plant becomes operational in the third quarter of 2013. Gold revenue also increased in 2012 due to a 7% increase in the average realized per ounce sales price.

Gold revenue increased by approximately 10% in 2011, primarily due to an increase in the average realized price per ounce during the year. Gold ounces sold in 2011 decreased from 2010 primarily due to lower average ore grades mined in 2011.

Silver Revenue

The table below summarizes changes in silver revenue, ounces sold, and average realized prices for the following periods:

	Years ended December 31,
Silver revenue	2012	2011	2010
Total silver revenue (thousands)	$21,712	$12,983	$4,842
Silver ounces sold	696,144	372,000	238,242
Average realized price (per ounce)	$31	$35	$20

The change in silver revenue is attributable to (thousands):	2012 vs. 2011	2011 vs. 2010
Increase in ounces sold	$11,313	$2,718
(Decrease) increase in average realized price	(1,381)	3,473
Effect of average realized price (decrease) increase on ounces sold increase	(1,203)	1,950

	$8,729	$8,141

Silver revenue increased by approximately 67% in 2012 due to an increase in the number of ounces sold. In 2012, we nearly doubled the amount of production ore tons mined compared to 2011 and utilized additional sodium cyanide to improve silver recoveries. The ratio of silver ounces sold to gold ounces sold was 6.1:1 in 2012, compared to 4.2:1 in 2011.

Silver revenue increased by approximately 168% in 2011, as the average silver price increased by $15 ounce and we mined ore with higher silver grades than ore that was mined in 2010. The ratio of silver ounces sold to gold ounces sold was 4.2:1 in 2011, compared to 2.3:1 in 2011.

Total cost of sales

Total cost of sales consists of production costs and depreciation and amortization. The table below summarizes changes in total cost of sales for the following periods (in thousands):

	Years ended December, 31
Cost of sales	2012	2011	2010
Production costs	$94,898	$56,045	$57,713
Depreciation and amortization	14,594	6,984	6,972

Total cost of sales	$109,492	$63,029	$64,685

The change in cost of sales was attributable to:	2012 vs. 2011	2011 vs. 2010
Increase (decrease) in gold ounces sold	$18,949	$(9,021)
Increase in average cost of sales per ounce	21,154	8,559
Effect of average cost per ounce increase on ounces sold increase (decrease)	6,360	(1,194)

	$46,463	$(1,656)

Due to increases in gold ounces sold and the average cost of sales per ounce, total cost of sales increased significantly during 2012. 23,000 ounces of gold were sold from in-process carbon during 2012 and an additional 10,200 ounces of gold were sold from in-process precipitate due to retort capacity limitations in the Merrill-Crowe plant. We commissioned an on-site carbon strip circuit in the fourth quarter of 2012 which will enable us to process carbon at the Hycroft Mine. Additionally, in January 2013, we completed construction of a second retort in the Merrill-Crowe plant to remedy the capacity limitations. We incurred $4.7 million in additional shipping and processing fees related to the ounces sold from our in-process carbon and precipitate inventories. During the first half of 2012, the strip ratio was 1.4:1 as we progressed through high waste zones, which increased the average cost per ounce of ounces sold. Other factors contributing to increased cost of sales in 2012 were increased plant, equipment, and mine development in service, and decreased gold grades of ore mined. We had in service an additional $146.0 million of plant, equipment, and mine development at December 31, 2012 compared to 2011, resulting in increased depreciation and amortization. Additionally, average gold grades of ore mined during 2012 decreased by approximately 8% to .012 opt from .013 opt in 2011.

Total cost of sales decreased $1.7 million in 2011 due to a decrease in the number of gold ounces sold offset by increased costs. Production costs decreased $1.7 million due to a 14,292 ounce decrease in gold ounces sold offset by a 6% increase in mining costs per ton to $1.95 per ton in 2011 compared to $1.84 in 2010. Production costs were also adversely affected by a decrease in the average gold ore grade to .013 opt in 2011 compared to .020 opt in 2010. Depreciation and amortization costs increased due to the acquisition of $90.0 million of depreciable assets in 2011 and an increase in mine development costs of $38.7 million, but were reduced as a result of a 14,292 ounce decrease in gold ounces sold.

Exploration, development, and land holding costs

Exploration, development, and land holding costs totaled $7.4 million, $28.2 million, and $25.0 million in 2012, 2011, and 2010, respectively. We decreased the 2012 exploration programs at our advanced exploration properties to focus on expansion projects and related capital drilling at Hycroft. In 2012, we incurred $4.4 million in exploration costs for regional targets at Hasbrouck/Three Hills and an initial first pass program at Wildcat, compared to $12.3 million incurred at advanced exploration properties in 2011. Land holding costs and exploration costs for our other properties totaled $1.4 million in 2012 and $2.1 million in 2011.

Exploration, development, and land holding costs increased $3.2 million in 2011 compared to 2010 due to increased exploration and development costs at Hasbrouck offset by increased capital exploration costs at

Hycroft. We increased the 2011 exploration drill program at Hasbrouck to expand the mineralized material and begin defining the high grade zones as a result of positive results from 2010 exploration drilling. Hasbrouck drilling and exploration programs in the 2011 period consisted of approximately 135 drill holes (125,300 feet drilled) at a cost of $12.3 million compared to the 2010 period which consisted of 14 drill holes (7,600 feet drilled) at a cost of $2.1 million, an increase of $10.2 million. Exploration costs at Hycroft during 2011 were $9.8 million compared to $17.3 million in 2010, a decrease of $7.5 million. Development costs totaled $2.9 million in 2011 compared to $2.5 million in the same period of 2010, an increase of $0.4 million. Development costs in 2011 were for engineering and consulting work to convert the sulfide mineralized material to proven and probable reserves and in 2010 development costs were for metallurgical testing and engineering work performed outside of existing proven and probable reserves.

Corporate general and administrative

Corporate general and administrative costs totaled $16.3 million, $18.6 million, and $17.3 million during 2012, 2011, and 2010, respectively. The decrease in 2012 was attributable to reductions of $2.6 million in share-based compensation for directors and $0.9 million in legal and accounting fees, offset by higher compensation and benefit costs from increased staff levels for the ongoing expansion projects. During 2012, we recorded a final change in fair value adjustment for outstanding DPUs, which resulted in a share-based compensation benefit, when the classification of outstanding DPUs was modified from liability instruments to equity instruments (see Note 13 – Share Based Compensation in the Notes to Consolidated Financial Statements).

Corporate general and administrative costs increased $1.3 million in 2011 to $18.6 million compared to $17.3 million for 2010. The increase was largely due to an additional $2.2 million of compensation and benefit costs for employees associated with an approximate 40% increase in staff levels at the corporate office and an additional $1.2 million for legal fees for general corporate purposes, which was offset by a decrease of $2.0 million in share-based compensation costs for directors compared to the same period of 2010. Share-based compensation for directors decreased primarily as fewer DPUs were granted in 2011 compared to 2010.

Interest income and expense

Interest income was $0.9 million, $0.5 million, and $0.1 million during 2012, 2011, and 2010, respectively. Additional interest income was recorded in 2012 due to increased cash equivalent deposits from the May 2012 senior notes offering.

Interest expense was $17.9 million in 2012 and $0.7 million in 2011, increasing $17.2 million primarily due to the May 2012 senior notes offering and entering into additional capital leases for mine equipment throughout the year.

Other income, net

Other income, net was $0.3 million, $0.4 million, and $0.3 million in 2012, 2011, and 2010, respectively. Other income, net in 2012 and 2011 included unrealized gains to record the change in fair value of shares received in the 2011 mineral property sale (discussed above). Other income, net during 2010 included gains from the recognition of advanced minimum royalties after exploration rights were returned to us by joint venture partners.

Income tax (expense) benefit

Income tax expense totaled $16.4 million and $6.3 million in 2012 and 2011, respectively, and income tax benefit totaled $7.1 million in 2010. Our 2012 income tax expense primarily consisted of a $22.5 million charge from income taxed at the statutory rate and a $6.9 million depletion deduction. In 2011, our provision for income taxes included a charge of $15.1 million computed at the federal statutory income tax rate, which was offset by a

$7.7 million depletion deduction in excess of tax basis, and a $1.0 million basis adjustment. In 2010, income tax benefit included a charge of $9.5 million computed at the federal statutory income tax rate that was offset by an $11.5 million reduction in our valuation allowance for deferred tax assets, a depletion deduction in excess of tax basis of $3.7 million, and $1.4 million of other deductions.

Net income

For the reasons described above, we reported net income of $47.7 million, $36.7 million, and $34.1 million for 2012, 2011, and 2010, respectively.

Other comprehensive loss, net of tax

In 2012, other comprehensive loss, net of tax totaled $5.4 million and included amounts for the change in fair value of our cash flow hedge instruments, settlements of such hedges, and reclassifications into earnings.

Liquidity and Capital Resources

Cash and cash equivalents and liquidity

Our principal sources of liquidity are cash and cash equivalents, as well as the cash flow from our ongoing business, which we believe will allow us to meet our needs for working capital, capital expenditures, debt service, and other liquidity requirements associated with our operations and expansion projects for at least the next 12 months. We have placed substantially all of our cash and cash equivalents in short-term money market instruments with a single, high quality financial institution, thereby ensuring balances remain readily available. Due to the nature of our operations and the composition of our current assets, our cash and cash equivalents and accounts receivable balances represent substantially all of our liquid assets on hand. In addition to our liquid assets on hand, we have access to additional liquidity under our $120.0 million revolving credit facility and capital lease financing arrangements from our equipment vendors, which are discussed in the Available sources of liquidity section below. As of December 31, 2012, following the successful May 2012 issuance of CDN $400.0 million of 8.75% senior unsecured notes (the “Notes”) (swapped to $400.4 million at 8.375%), we had existing cash and cash equivalents of $347.0 million, up from $275.0 million as of December 31, 2011. As discussed below in the Cash used in investing activities section, a large portion of the Notes issuance proceeds were used for expenditures related to our ongoing expansion projects.

Our primary future cash requirements will be to fund our expansion of the Hycroft Mine, discussed above in the Hycroft Expansion Projects section, make scheduled semi-annual interest payments on the Notes, and make scheduled principal and interest payments on our capital leases. See the Contractual Obligations section below for additional detail.

Available sources of liquidity

In addition to our cash and cash equivalents discussed above, the following available sources of liquidity existed at December 31, 2012.

Revolving credit facility

We amended and restated our May 2011, $30.0 million revolving credit agreement on October 31, 2012, increasing the availability to $120.0 million and extending the maturity from May 2014 to April 2016. The amended and restated agreement provides us additional liquidity over an extended term. As of and for the year ended December 31, 2012, no amounts were borrowed or outstanding under the $120.0 million revolving credit agreement.

Capital lease obligation commitments

A majority of our mine equipment has been acquired through capital lease obligations. Such obligations primarily carry 60-month terms, require equal monthly payments, and are secured by the underlying equipment to which they relate. We have arranged through our equipment vendors and a financial institution to finance expenditures for our major mine equipment during our expansion of the Hycroft Mine.

Sources and uses of cash for 2012, 2011, and 2010 (in thousands)

	Years ended December 31,
	2012	2011	2010
Net income	$47,727	$36,709	$34,128
Net non-cash adjustments	37,853	16,618	8,409
Net change in operating assets and liabilities	(106,691)	(35,906)	(18,242)

Net cash (used in) provided by operating activities	(21,111)	17,421	24,295
Net cash used in investing activities	(275,249)	(85,263)	(37,848)
Net cash provided by financing activities	368,405	5,015	259,801

Net increase (decrease) in cash and cash equivalents	$72,045	$(62,827)	$246,248

Cash (used in) provided by operating activities

Our operating cash flows vary with prices realized from metal sales, sales volumes, production costs, working capital changes, and non-cash amounts included in net income.

In 2012, we generated $85.6 million of cash from net income and net non-cash adjustments, an increase of $32.3 million from 2011. Our 2012 net income increased by $11.0 million for the reasons discussed above in the Results of Operations. The $106.7 million net change in operating assets and liabilities was due to increases in accounts receivable and production related inventories. At December 31, 2012, accounts receivable from the sale of unprocessed carbon and precipitate totaled $60.5 million, resulting in a use of cash for the same amount as there were no receivables at the end of 2011. During 2012, a 73,421 gold ounce increase in heap leach production inventories resulted in a use of cash of $56.2 million. Our inventory increased due to expanding our heap leach operations in 2012 and because we placed 72% of the total 2012 ore tons on the leach pads in the second half of the year. In 2012, we also began stockpiling sulphide ore for the mill containing 32,074 recoverable ounces of gold, and resulting in an additional $12.9 million use of cash. In 2012, operating asset increases were partially offset by increases in accounts payable, other liabilities, and interest payable on the senior notes, all totaling $25.6 million.

During 2011, cash provided by net income increased $2.6 million from 2010 for the reasons discussed above in the Results of Operations. During 2011, an increase in materials and supplies and an approximate 28,700 ounce increase in our production related inventories resulted in an additional $21.9 million use of cash when compared to 2010.

Cash used in investing activities

The amount of cash used in investing activities significantly increased in 2012 due to the ongoing expansion projects at the Hycroft Mine. During 2012, cash additions to plant, equipment, and mine development included $103.7 million for the mill project, $59.4 million for the crushing facility, $35.3 million for mine development, $30.1 million for leach pad expansions, $9.4 million for an employee housing project, $8.7 million for mine equipment, and $15.6 million for other additions. Significant additions for the mill project included the purchase of

SAG mills, ball mills, a regrind mill, and engineering costs. Significant additions for the crushing facility included the purchase of a gyratory crusher, secondary and tertiary crushers, and excavation costs. Mine development additions were related to reserve verification, condemnation drilling, and environmental and permitting costs for our Environmental Impact Statement. Additionally, during 2012 we increased our restricted cash balances by $13.0 million to collateralize surety bonds related to our expanding operations at the Hycroft Mine.

During 2011, we increased our mining rate by utilizing a larger mine equipment fleet and increased our oxide ore processing capabilities through increased leach pad capacity. We also completed pre-stripping activities for the Cut-5 pit, further delineated and developed our ore bodies within proven and probable reserve regions, and performed drilling and assaying for mine planning associated with expansion projects. In 2011, cash additions to plant, equipment, and mine development included $37.3 million for mine development, $16.4 million for mobile mine equipment, $11.6 million for leach pad expansions, $7.9 million for a new truck shop, $1.5 million for power supply improvements, and $6.9 million of other additions. In 2011, we increased our restricted cash balances by $3.8 million to collateralize surety bonds related to our operations at the Hycroft Mine.

During 2010, cash additions to plant, equipment, and mine development included $9.9 million for mobile mine equipment, $9.8 million for mine development, $8.9 million for leach pads, $1.3 million for electrical equipment, and $7.1 million for other additions. In 2010, mine development costs were drilling and assaying to delineate and develop ore bodies within existing proven and probable reserve regions costs related to permitting actions at Hycroft.

Cash provided by financing activities

During 2012, we issued senior notes for gross proceeds of $400.4 million (after the effect of the cross currency and interest rate swap), and paid related debt issuance costs of $13.3 million. An additional $2.0 million of debt issuance costs were paid for the October 2012 amendment of our revolving credit facility and capital lease financing arrangements. Our repayments on capital lease obligations increased to $16.3 million in 2012 as a result of entering into additional leases, primarily for haul trucks and shovels.

During 2011, we received $9.5 million in proceeds from a sale-leaseback agreement and made repayments of $5.6 million on our capital lease obligations. Repayments of principal on capital lease obligations increased in 2011 as we entered into twelve additional capital leases for mining equipment during the year.

During 2010, we issued 13,500,000 shares of common stock in a public offering for gross proceeds of $272.2 million and paid related share issuance costs $17.9 million. Due to the exercise of stock options we received an additional $7.0 million in proceeds from the issuance of common stock. Our mine equipment acquired through capital lease obligations resulted in principal repayments of $1.6 million.

Capital requirements

We believe that cash flow from our ongoing business, when combined with our other sources of liquidity, including our existing cash and cash equivalents on hand, the revolving credit facility, and capital lease financing arrangements, will be sufficient over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due. The following table provides our gross contractual obligations as of December 31, 2012 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 Years
Capital lease obligations (1)	$136,168	$34,150	$64,496	$37,522	$—
Senior notes (2)	615,574	33,534	67,067	67,067	447,906
Remediation and reclamation obligations (3)	23,951	331	561	19	23,040
Property option and claim maintenance obligations (4)	15,016	646	1,292	1,292	11,786
Purchase obligations (5)	136,934	136,934	—	—	—

	$927,643	$205,595	$133,416	$105,900	$482,732

(1)	Amount represents principal and interest payments.

(2)	Amount represents principal and interest payments after the effect of the cross currency and interest rate swap. The senior notes mature on June 1, 2019 with semi-annual interest payment due on June 1 and December 1.

(3)	Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here.

(4)	Includes BLM and county claim fees and a 4% net profits royalty on Crofoot claims at the Hycroft Mine.

(5)	Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations primarily represent obligations for the purchase of capital items associated with the ongoing expansion projects at Hycroft. The amounts shown above represent certain purchase obligations which we cannot cancel, or which would require payment of penalties if canceled. It is expected that a portion of these purchase obligations will be satisfied through capital lease financing.

Debt covenants

We were in compliance with all debt covenants related to our senior notes, capital lease obligations, and revolving credit agreement as of December 31, 2012.

Senior notes

In May 2012, we issued CDN $400.0 million of uncollateralized Notes that pay interest semi-annually at the rate of 8.75% per annum and mature in June 2019. Concurrently with the issuance of the Notes, we entered into a cross currency and interest swap agreement based upon a notional amount of $400.4 million, the gross proceeds to us from the issuance, and a fixed interest rate of 8.375%. The Notes balance on December 31, 2012 was $402.0 million based upon the U.S. dollar to Canadian dollar exchange rate. We are using the net proceeds from the Notes to fund capital expenditures at the Hycroft Mine.

The Notes constitute senior unsecured obligations. The Notes are guaranteed by most of our currently wholly owned subsidiaries, including Hycroft Resources & Development Inc., which owns the Hycroft Mine and conducts mining operations. The Notes bear interest at a rate of 8.75% per year, payable June 1 and December 1, commencing on December 1, 2012, and will mature on June 1, 2019 unless earlier redeemed or repurchased.

The indenture for the Notes may, among other things, limit our ability and the ability of our subsidiary guarantors to (i) pay dividends, or make certain other restricted payments or investments; (ii) incur additional indebtedness and issue disqualified stock; (iii) create liens on our and their assets; (iv) transfer and sell assets; (v) merge, consolidate or sell all or substantially all of our and their assets; (vi) enter into certain transactions with affiliates; (vii) create restrictions on dividends or other payments by our subsidiary guarantors and (viii) create guarantees of indebtedness by our subsidiary guarantors. These covenants are subject to a number of important limitations and exceptions that are described in the indenture for the Notes.

For a detailed description of our redemption rights with respect to the Notes, see the section entitled “Senior Notes” in Note 10 - Debt to our Consolidated Financial Statements.

Upon the occurrence of a change of control triggering event specified in the indenture for the Notes, we must offer to purchase the Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

The indenture for the Notes provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the indenture for the Notes, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the trustee or holders of at least 25% in principal amount of the outstanding Notes may declare the principal, accrued and unpaid interest, if any, on all the Notes to be due and payable. These events of default are subject to a number of important qualifications, limitations and exceptions that are described in the indenture for the Notes.

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

The revolving credit agreement was amended twice in May 2012, to permit us to issue the Notes (discussed above), make distributions for scheduled interest payments, permit us to enter into a cross currency and interest rate swap in connection with the principal amount of the Notes, include debt representing the High Yield Indebtedness (as defined in the credit agreement) in the leverage ratio, reduce the interest coverage ratio, and remove the requirement that we maintain minimum aggregate deposits with the lenders under the credit facility.

In October 2012, we amended and restated our revolving credit agreement increasing the availability from $30.0 million to $120.0 million and extended the maturity from May 2014 to April 2016. The amended and restated revolving credit agreement continues to be collateralized by most of our assets and among other things, contains similar covenants related to net worth, interest coverage and leverage ratios, and limitations on dividends. The cross currency and interest rate swap agreement holders were granted the same security as the revolver lenders under the amended and restated revolving credit agreement.

Capital lease obligations

Certain capital lease obligations contain financial covenants related to net worth, interest coverage and leverage ratios, and contain limitations on dividends.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements.

Non-GAAP Financial Measures

Adjusted Cash Costs

Adjusted cash costs is a non-GAAP financial measure, calculated on a per ounce of gold sold basis, and includes all direct and indirect operating cash costs related to the physical activities of producing gold, including mining, processing, third party refining expenses, on-site administrative and support costs, royalties, and mining production taxes, net of by-product revenue earned from silver sales. Adjusted cash costs provides management and investors with a further measure, in addition to conventional measures prepared in accordance with GAAP, to assess the performance of our mining operations and ability to generate cash flows over multiple periods. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, may not be comparable to similar measures presented by other mining companies. Accordingly, the above measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The table below presents a reconciliation between non-GAAP adjusted cash costs to total cost of sales (GAAP) for the years ended December 31, 2012, 2011, and 2010 (in thousands, except ounces sold):

	Years ended December 31,
	2012	2011	2010
Total cost of sales	$109,492	$63,029	$64,685
Less:
Depreciation and amortization	(14,594)	(6,984)	(6,972)
Silver revenues	(21,712)	(12,983)	(4,842)

Total adjusted cash costs	$73,186	$43,062	$52,871
Gold ounces sold	114,705	88,191	102,483
Adjusted cash costs per ounce	$638	$488	$516

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Metal Price Risk

Our principal products are unrefined gold and silver bars (doré) produced from the Hycroft Mine. During 2012, 2011, and 2010, 100% of our revenues were from the sale of gold and silver. Our financial results can vary significantly as a result of fluctuations in the market prices of gold and silver. The price of gold and silver is volatile and is affected by many factors beyond our control, such as the sale or purchase of gold by central banks and financial institutions, inflation or deflation, fluctuation in the value of the US dollar and foreign currencies, global and regional demand and the political and economic conditions of major gold producing countries throughout the world.

The Company has not entered into any financial instruments to mitigate the risk of fluctuations in metal prices.

Interest Rate Risk

Our $120.0 million revolving credit agreement matures in April 2016. As of and for the year ended December 31, 2012, no amounts were borrowed or outstanding under the revolving credit agreement. The interest rate on drawdowns is at an applicable rate plus a base rate or LIBOR, with the applicable rate determined by financial ratios of the Company.

The Company has not entered into any financial instruments to mitigate the risk of fluctuations in LIBOR.

Cash Flow Hedges

We have entered into certain derivative financial instruments classified as cash flow hedges in an effort to mitigate our exposure to select market risks. We have not entered into any market risk sensitive financial instruments for trading purposes.

Foreign Currency Exchange Risk

In May 2012, we issued CDN $400.0 million of senior notes, exposing us to foreign currency exchange risk. The Notes are denominated in Canadian dollars, pay interest semi-annually at the rate of 8.75% per annum, and mature in June 2019. To hedge our exposure to foreign currency exchange risk, concurrently with the issuance of the Notes, we entered into a cross currency and interest swap agreement based upon a notional amount of $400.4 million, the gross proceeds to us from the issuance, and a fixed interest rate of 8.375%.

We make interest payments ($400.4 million at 8.375%) to the counterparty in exchange for the CDN dollars required to service the Notes (CDN $400.0 million at 8.75%). Upon maturity of the Notes in June 2019, the Company will pay $400.4 million to the counterparty and receive CDN $400.0 million, which will be used to satisfy the face amount of the issuance.

Diesel Price Risk

Our production costs are affected by the prices of commodities we consume or use in our operations, such as diesel fuel, lime, sodium cyanide and explosives. The prices of such commodities are influenced by supply and demand trends affecting the mining industry in general and other factors outside our control. Our financial results can vary significantly as a result of fluctuations in commodity prices.

In May of 2012, we entered into diesel swap agreements to limit our exposure to changes in diesel fuel prices. At December 31, 2012, we had outstanding diesel swap agreements that mature in 2013 for 1.2 million gallons at an average price of $2.60 per gallon. We believe that we have hedged less than 10% of our forecasted diesel consumption in 2013.

Derivative Instrument Fair Values

The fair value of the Company’s derivative instruments designated as cash flow hedges at December 31, 2012 was as follows (in thousands):

	December 31, 2012
	Other assets, current	Other assets, non-current	Other liabilities, non-current
Cross currency swap	$1,391	$—	$9,324
Diesel swaps	435	—	—

	$1,826	$—	$9,324

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Allied Nevada Gold Corp.

Reno, Nevada

We have audited the accompanying consolidated balance sheets of Allied Nevada Gold Corp. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting, based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Nevada Gold Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

/s/ EKS&H LLLP

February 25, 2013

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making the assessment, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.” Based on that assessment, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on such criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by EKS&H LLLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Scott A. Caldwell	/s/ Stephen M. Jones
Scott A. Caldwell	Stephen M. Jones
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 25, 2013

ALLIED NEVADA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(US dollars in thousands, except share amounts)

	December 31,
	2012	2011
Assets:
Cash and cash equivalents	$347,047	$275,002
Accounts receivable—Note 2	60,479	—
Inventories—Note 3	55,818	28,305
Ore on leachpads, current—Note 4	93,088	64,230
Prepaids and other—Note 5	12,084	6,687
Deferred tax assets, current—Note 6	—	1,795

Current assets	568,516	376,019
Restricted cash—Note 11	31,837	18,798
Stockpiles and ore on leachpads, non-current—Note 4	38,357	11,320
Other assets, non-current—Note 5	38,499	2,196
Plant, equipment, and mine development, net—Note 7	515,902	190,694
Mineral properties, net—Note 8	44,616	44,706
Deferred tax assets, non-current—Note 6	—	13,473

Total assets	$1,237,727	$657,206

Liabilities:
Accounts payable	$60,292	$26,314
Interest payable	2,756	—
Other liabilities, current—Note 9	9,762	3,166
Debt, current—Note 10	28,614	10,306
Asset retirement obligation, current—Note 11	331	339
Deferred tax liabilities, current—Note 6	76	—

Current liabilities	101,831	40,125
Other liabilities, non-current—Note 9	10,223	9,327
Debt, non-current—Note 10	496,578	34,245
Asset retirement obligation, non-current—Note 11	8,726	8,387
Deferred tax liabilities, non-current—Note 6	395	—

Total liabilities	617,753	92,084

Commitments and Contingencies—Note 22
Shareholders’ Equity:
Common stock, $0.001 par value—Note 12 Shares authorized: 200,000,000 Shares issued and outstanding: 2012—89,734,112 and 2011—89,646,988	90	90
Additional paid-in-capital	601,553	589,012
Accumulated other comprehensive loss—Note 14	(5,416)	—
Retained earnings (accumulated deficit)	23,747	(23,980)

Total shareholders’ equity	619,974	565,122

Total liabilities and shareholders’ equity	$1,237,727	$657,206

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(US dollars in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenue - Note 16	$214,559	$152,029	$130,930
Operating expenses:
Production costs	94,898	56,045	57,713
Depreciation and amortization	14,594	6,984	6,972

Total cost of sales	109,492	63,029	64,685

Exploration, development, and land holding costs	7,367	28,174	24,969
Accretion—Note 11	564	450	442
Corporate general and administrative	16,269	18,593	17,299

Income from operations	80,867	41,783	23,535

Other income (expense):
Interest income	899	473	145
Interest expense—Note 10	(17,908)	(712)	—
Foreign exchange gain, net	—	4	3,067
Gain on sale of mineral property	—	1,097	—
Other income, net	292	413	269

Income before income taxes	64,150	43,058	27,016
Income tax (expense) benefit—Note 6	(16,423)	(6,349)	7,112

Net income	47,727	36,709	34,128

Other comprehensive loss, net of tax—Note 14
Change in fair value of effective portion of cash flow hedge instruments, net of tax	(5,940)	—	—
Settlements of cash flow hedges, net of tax	2,297	—	—
Reclassifications into earnings, net of tax	(1,773)	—	—

Other comprehensive loss, net of tax—Note 14	(5,416)	—	—

Comprehensive income	$42,311	$36,709	$34,128

Income per share:
Basic—Note 17	$0.53	$0.41	$0.41
Diluted—Note 17	$0.52	$0.40	$0.41

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(US dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$47,727	$36,709	$34,128
Adjustments to reconcile net income for the period to net cash (used in) provided by operating activities:
Depreciation and amortization	14,594	6,984	6,972
Accretion	564	450	442
Stock-based compensation	4,339	6,562	8,375
Deferred taxes	18,656	4,116	(7,111)
Gain on sale of mineral property	—	(1,097)	—
Other non-cash items	(300)	(397)	(269)
Changes in operating assets and liabilities:
Accounts receivable	(60,479)	—	—
Inventories	(23,849)	(16,843)	(3,035)
Stockpiles and ore on leach pads	(45,235)	(22,074)	(14,008)
Prepaids and other	(2,228)	1,194	(3,493)
Accounts payable	16,285	1,310	2,490
Interest payable	2,756	—	—
Asset retirement obligation	(540)	(775)	(470)
Other liabilities	6,599	1,282	274

Net cash (used in) provided by operating activities	(21,111)	17,421	24,295

Cash flows from investing activities:
Additions to plant, equipment, and mine development	(262,216)	(81,554)	(37,025)
Additions to mineral properties	(130)	(114)	—
Increases in restricted cash	(13,039)	(3,778)	(954)
Proceeds from other investing activities	136	183	131

Net cash used in investing activities	(275,249)	(85,263)	(37,848)

Cash flows from financing activities:
Proceeds from issuance of common stock	464	815	279,240
Payments of share issuance costs	—	—	(17,886)
Proceeds from debt issuance	400,400	—	—
Payments of debt issuance costs	(15,340)	(476)	—
Proceeds from sale-leaseback agreement	—	9,471	—
Repayments of principal on capital lease obligations	(16,323)	(5,591)	(1,553)
Excess tax (expense) benefit from stock-based awards	(796)	796	—

Net cash provided by financing activities	368,405	5,015	259,801

Net increase (decrease) in cash and cash equivalents	72,045	(62,827)	246,248
Cash and cash equivalents, beginning of year	275,002	337,829	91,581

Cash and cash equivalents, end of year	$347,047	$275,002	$337,829

Supplemental cash flow disclosures:
Cash paid for interest	$21,367	$1,167	$440
Cash paid for income taxes	3,950	—	800
Non-cash financing and investing activities
Mining equipment acquired by capital lease	84,877	35,823	9,873
Plant and equipment additions through accounts payable increase	27,740	10,047	—
Accounts payable reduction through capital lease	10,047	—	—
Additional paid in capital increase from award modification and settlement of outstanding DPU liability	7,453	—	—
Mineral properties increase from deferred tax adjustment	—	5,611	—

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(US dollars in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2009	73,837,267	$74	$317,923	$—	$(94,817)	$223,180
Shares issued under stock option plans	1,471,623	1	7,042	—	—	7,043
Shares issued in public offering	13,500,000	14	272,183	—	—	272,197
Share issuance costs	—	—	(17,886)	—	—	(17,886)
Stock-based compensation and RSU plan share issuances	150,099	—	4,092	—	—	4,092
Net income	—		—	—	34,128	34,128

Balances at December 31, 2010	88,958,989	89	583,354	—	(60,689)	522,754
Shares issued under stock option plans	177,541	—	815	—	—	815
Stock-based compensation and RSU plan share issuances	510,458	1	4,047	—	—	4,048
Utilization of excess tax benefits	—	—	796	—	—	796
Net income	—	—	—	—	36,709	36,709

Balances at December 31, 2011	89,646,988	90	589,012	—	(23,980)	565,122
Shares issued under stock option plans	92,442	—	464	—	—	464
Stock-based compensation and RSU Plan share issuances	231,323	1	4,632	—	—	4,633
Stock-based compensation and DSU Plan share issuances	3,092	—	787	—	—	787
Correction of reporting of issuance by RSU stock plan administrator	(280,000)	(1)	1	—	—	—
Modification of the DPU Plan—Note 13	—	—	7,453	—	—	7,453
Shares issued under DPU Plan	40,267	—	—	—	—	—
Change to previous utilization of excess tax benefits	—	—	(796)	—	—	(796)
Other comprehensive loss—Note 14	—	—	—	(5,416)	—	(5,416)
Net income	—	—	—	—	47,727	47,727

Balances at December 31, 2012	89,734,112	$90	$601,553	$(5,416)	$23,747	$619,974

The accompanying notes are an integral part of these statements.

1. Nature of Operations and Basis of Presentation

Allied Nevada Gold Corp. and its subsidiaries (collectively, “Allied Nevada” or the “Company”) is a U.S. based gold and silver producer focused on mining, development, and exploration properties in the State of Nevada. Allied Nevada’s operating property, the Hycroft Mine, and its advanced exploration and other exploration properties are all located in the State of Nevada.

The Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. The results of operations are not necessarily indicative of the operating results of future years. References to “$” refers to United States currency and “CDN $” to Canadian currency.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units of production amortization calculations; estimates of recoverable gold and silver in stockpiles and ore on leach pads and in-process inventories; the classification of current and non-current stockpiles and ore leach pads inventories; net realizable value of stockpiles and ore on leach pads and in-process inventories; environmental, reclamation and closure obligations; estimates of fair value for asset impairments; and estimates of fair value for financial instruments, including derivative instruments. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Allied Nevada Gold Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made to the prior period Consolidated Financial Statements to conform to the current period presentation. The Company reclassified its asset retirement cost asset from Other assets, non-current to Mineral properties, net and reclassified Mine development to Plant, equipment and mine development, net in the Consolidated Balance Sheet as of December 31, 2011. These reclassifications had no effect on previously reported total assets, cash flows, or net income.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Cash and cash equivalents are invested in highly liquid money market funds with high quality financial institutions. The Company has not experienced any losses on cash balances exceeding federally insured limits and believes that no significant risk of loss exists with respect to its cash and cash equivalents. Restricted cash is excluded from cash and cash equivalents and is listed separately on the consolidated balance sheet.

Accounts Receivable

Accounts receivable consist primarily of amounts due from a single customer for gold and silver sales. The Company has evaluated this customer’s credit risk and financial condition and determined that no allowance for doubtful accounts is necessary. The entire accounts receivable balance is expected to be collected during the next 12 months.

Stockpiles, Ore on Leach Pads, and Inventories

The Company’s production related inventories include: ore on leach pads; stockpiles; in-process inventories; and precious metals inventory. Production related inventories are carried at the lower of average cost or market. Cost includes mining (ore and waste), processing, and refining costs incurred during production stages, including mine site overhead and depreciation and amortization relating to mining and processing operations. Market is the estimated selling price reduced for any further mining, processing, refining, and selling costs.

The recovery of gold at the Hycroft Mine is accomplished through a heap leaching process, the nature of which limits the Company’s ability to precisely determine the recoverable gold ounces in stockpiles and ore on leach pads. The Company estimates the quantity of recoverable gold ounces in stockpiles and ore on leachpads using surveyed volumes of material, ore grades determined through sampling and assaying of blastholes, and estimated recovery percentages based on ore type and domain. The estimated recoverable gold ounces stockpiled or placed on the leach pads is periodically reconciled by comparing the related ore to the actual gold ounces recovered (metallurgical balancing). Changes in recovery rate estimates from metallurgical balancing that do not result in write-downs are accounted for on a prospective basis. If a write-down is required, production related inventories would be adjusted to market values before prospectively accounting for the remaining costs and revised estimated recoverable ounces. The Company has not incurred any write-downs of production related inventories.

Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further processing. Costs are transferred from stockpiles to other production related inventories at an average cost per estimated recoverable ounce of gold.

Ore on leach pads

Ore on leach pads represents ore that is being treated with a chemical solution to dissolve the contained gold. Costs are transferred from ore on leach pads at an average cost per estimated recoverable ounce of gold to in-process inventories as the gold-bearing materials are further processed.

In-process Inventories

In-process inventories represent gold-bearing concentrated materials that are in the process of being converted to a saleable product using a Merrill-Crowe or carbon in column processing method. Costs are transferred from in-process inventories at an average cost per ounce of gold to precious metals inventory as gold ounces are recovered.

Precious Metals Inventory

Precious metals inventory consist primarily of doré containing both gold and silver. Costs of precious metals inventory are recognized in total costs of sales as ounces are sold.

Materials and Supplies

Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

Plant, Equipment, and Mine Development

Plant and Equipment

Expenditures for new facilities or equipment and expenditures that extend the useful lives or expand the production capacity of existing facilities or equipment are capitalized and recorded at cost. Such costs are depreciated using the straight-line or units-of-production methods at rates sufficient to depreciate such costs over the estimated productive lives of such assets or estimated proven and probable reserves as gold ounces are recovered.

Mine Development

Mine development costs include the cost of engineering and metallurgical studies, drilling and assaying costs to delineate an ore body, environmental costs, the building of infrastructure, and the removal of overburden to initially expose an ore body at an open pit mine within a mining complex. Additionally, interest is capitalized to mine development until such assets are ready for their intended use. Any of the above costs incurred before mineralization is classified as proven and probable reserves are expensed.

Drilling, engineering, metallurgical, and other related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body, converting non-reserve mineralization to proven and probable reserves, infrastructure planning, or supporting the environmental impact statement. All other drilling costs are expensed as incurred. Drilling costs incurred during the production phase for operational ore control are allocated to inventory costs to be included as a component of cost of sales.

The cost of removing overburden and waste materials to access proven and probable reserves prior to the production phase of a mine are referred to as “pre-production stripping costs” and are capitalized during the development of an open pit mine. Where multiple open pit mines exist at a mining complex using common processing facilities, pre-production stripping costs are capitalized at each pit determined to be a separate and distinct mining area or operation. The Company’s definition of a mine and accounting treatment of pre-production stripping costs may differ from that of other companies in the mining industry. The production phase of an open pit mine commences when the Company has extracted (produced) more than a de-minimus amount of saleable gold. Mining costs incurred in production phase pits are included as a component of Stockpiles and Ore on leach pads to be recognized in Production costs in the same period as the revenue from the sale of inventory.

Mine development costs are amortized using the units-of-production method based upon estimated recoverable ounces in proven and probable reserves. To the extent such capitalized costs benefit an entire ore body, they are amortized over the estimated life of that ore body. Capitalized costs that benefit specific ore blocks or areas are amortized over the estimated life of that specific ore block or area. Recoverable ounces are determined by the Company based upon its proven and probable reserves and estimated metal recoveries associated with those reserves.

Mineral Properties

Mineral properties are tangible assets recorded at cost for royalty interests and land and mineral rights to explore and extract minerals from properties. Once a property is in the production phase, mineral property costs are amortized using the units-of-production method based upon estimated recoverable gold ounces from proven and probable reserves at such properties. Currently, the Company is amortizing mineral property costs associated with its only operating property, the Hycroft Mine. Costs to maintain mineral properties are expensed in the period they are incurred.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior undetected agreements or transfers and title may be affected by such defects.

Impairment of Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment annually, and at interim periods if events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is determined to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on the excess carrying value of the impaired asset over fair value. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital costs, all based on life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from mineral properties are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital costs are each subject to significant risks and uncertainties. The Company had no impairments during the years ended December 31, 2012, 2011, or 2010.

Asset Retirement Obligations

Asset retirement obligations, consisting primarily of mine reclamation and closure costs at the Company’s Hycroft Mine, are recognized in the period incurred and recorded as liabilities at fair value. Such obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to Accretion expense. Asset retirement cost assets are depreciated on a units-of-production method over the related long-lived asset’s useful life. Asset retirement obligations are periodically adjusted to reflect changes in the estimated present value resulting from revisions to the estimated timing or amount of reclamation and closure costs. The Company reviews and evaluates its asset retirement obligations annually or more frequently at interim periods if deemed necessary.

Derivative Instruments

The Company has swap agreements in place to hedge against changes in foreign exchange and interest rates and diesel prices. The fair value of the Company’s derivative instruments are reflected as assets or liabilities on the balance sheets. The effective portion of changes in the fair value of the derivative instruments are deferred in Accumulated other comprehensive loss and are reclassified to income when the hedged transaction affects earnings. The ineffective portion of the change in fair value of the derivative instrument is recorded in Other income (expense), net. The Company has not experienced any ineffectiveness in its hedging instruments. Transactions related to the Company’s derivative instruments accounted for as hedges are classified in the same category as the item hedged in the statement of cash flows. The Company does not hold derivative instruments for trading purposes.

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

Revenue Recognition

The Company recognizes revenue on gold and silver sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, the title or risk of loss has been transferred to the customer, and collectability is reasonably assured.

For the years ended December 31, 2012, 2011, and 2010, approximately 90%, 92%, and 96%, respectively, of the Company’s sales were attributable to gold. A significant and sustained decrease in the price of gold and/or silver from current levels could have a material and negative impact on the Company’s business, financial condition, and results of operations.

Income Taxes

Considerable judgment is required in determining the Company’s provision for income taxes and evaluating its uncertain tax positions. The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax provision or benefit by recording the change in either the net deferred income tax liability or asset balance for the year.

The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Evidence evaluated includes past operating results, forecasted earnings, estimated future taxable income, and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates used to manage the underlying business.

As necessary, the Company also provides reserves against the benefits of uncertain tax positions taken on its tax filings. The necessity for and amount of a reserve is established by determining, based on the weight of available evidence, the amount of benefit which is more likely than not to be sustained upon audit for each uncertain tax position. The difference, if any, between the full benefit recorded on the tax return and the amount more likely than not to be sustained is recorded as a liability.

Stock-Based Compensation

Stock-based compensation costs are measured at fair value and charged to expense over the requisite service period. The fair value of awards made under the Company’s stock-based compensation plans is determined using the stock price on the date of grant. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods through the final vesting date. Awards classified as liabilities are remeasured at the end of each reporting period with changes in fair value charged to expense.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges.

Income Per Share

Basic income per share amounts are calculated by using the weighted-average number of common shares outstanding during the year. Diluted income per share amounts reflect the potential dilution that could occur if securities or other contracts that may require the issuance of common shares in the future were converted unless their inclusion would be anti-dilutive.

New Accounting Pronouncements

Recently Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 indefinitely defers certain provisions of ASU 2011-05 relating to the presentation of reclassification adjustments out of accumulated other comprehensive income by component. This pronouncement was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The January 1, 2012 adoption of this guidance had no effect on the Company’s consolidated financial position, results of operations, or cash flows.

Recently Issued

In February 2013, FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 improves the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report their corresponding effect(s) on net income. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance is not anticipated to have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In January 2013, FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 states the intended scope of disclosures required by ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” apply to derivatives and hedging transactions. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this guidance is not anticipated to have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

3. Inventories

The following table provides the components of inventories and the estimated recoverable gold ounces therein (in thousands, except ounces):

	December 31, 2012		December 31, 2011
	Amount	Gold ounces	Amount	Gold ounces
Materials and supplies	$11,637		$9,094
In-process	42,479	46,754	12,317	16,450
Carbon in-process	1,281	1,474	6,797	9,880
Precious metals	421	463	97	130

	$55,818	48,691	$28,305	26,460

4. Stockpiles and Ore On Leach Pads

The following table summarizes stockpiles and ore on leach pads and the estimated recoverable gold ounces therein (in thousands, except ounces):

	December 31, 2012		December 31, 2011
	Amount	Gold ounces	Amount	Gold ounces
Current:
Ore on leach pads	$93,088	114,252	$64,230	77,880
Non-current:
Ore on leach pads	$23,272	28,563	$11,320	13,745
Stockpiles	15,085	32,074	—	—

	$38,357	60,637	$11,320	13,745

5. Prepaids and Other Assets

The following table provides the components of prepaids and other assets (in thousands):

	December 31,
	2012	2011
Prepaids and other
Prepaids	$6,185	$3,755
Federal income taxes receivable	3,150	—
State claim fee receivable	—	1,262
Deposits	661	838
Derivative instruments—Note 14	1,826	—
Other	262	832

	$12,084	$6,687

Other assets, non-current
Debt issuance costs, net	$13,947	$—
Advance payments for plant and equipment	22,135	—
Marketable equity securities	1,774	1,484
Reclamation policy premium, net	593	712
Other	50	—

	$38,499	$2,196

6. Income Taxes

The Company’s income (loss) before income taxes was attributable solely to domestic operations in the United States. The components of the Company’s provision (benefit) for income taxes are as follows (in thousands):

	December 31,
	2012	2011	2010
Current:
Federal	$(2,233)	$2,233	$—
Deferred:
Federal	18,920	4,116	4,354
Change in valuation allowance	(264)	—	(11,466)

Total provision (benefit) for income taxes	$16,423	$6,349	$(7,112)

The following table provides a reconciliation of income taxes computed at the United States Federal statutory tax rate of 35% to income tax provision (benefit) (in thousands):

	Years ended December 31,
	2012		2011		2010
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Income taxed at statutory rates	$22,452	35.00%	$15,071	35.00%	$9,456	35.00%
Percentage depletion	(6,933)	(10.82%)	(7,688)	(17.85%)	(3,672)	(13.59%)
Basis adjustment	—	—	(1,077)	(2.50%)	—	—
Change in valuation allowance	(264)	(0.41%)	—	—	(11,466)	(42.44%)
Other	1,168	1.83%	43	0.10%	(1,430)	(5.29%)

Income tax provision (benefit)	$16,423	25.60%	$6,349	14.75%	$(7,112)	(26.33%)

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Current deferred tax assets (liabilities)
Net operating loss	$15,837	$—
Inventories	(15,728)	1,092
Other liabilities	837	734
Diesel and currency swaps	(1,022)	—
Valuation allowance	—	(31)

Net current deferred tax assets (liabilities)	$(76)	$1,795

Non-current deferred tax assets (liabilities)
Plant, equipment, and mine development	$(13,964)	$3,111
Stock-based compensation	6,461	6,104
Asset retirement obligation	3,170	3,054
Currency swap	3,938	—
Credits and other	—	1,437
Valuation allowance	—	(233)

Net non-current deferred tax assets (liabilities)	$(395)	$13,473

Total net deferred tax assets (liabilities)	$(471)	$15,268

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, projected future taxable income projections and tax planning strategies in making this assessment.

The Company had net operating loss carryovers as of December 31, 2012 of $89.4 million for federal income tax purposes and $44.1 million for financial statement purposes. The difference of $45.3 million relates to excess tax deductions over deductions reported for financial statement purposes related to stock compensation. The benefit of the excess tax deductions will not be recognized for financial statement purposes until the related deductions reduce income taxes payable. As of the period ended December 31, 2012, no excess tax benefits had been recognized for financial statement purposes. The net operating loss carryovers may be carried back two years and forward twenty years from the year the net operating loss was generated and expire in varying amounts from 2019 to 2032.

During preparation of its 2011 tax return in the third quarter of 2012, using knowledge gained from operating results during the first eight months of 2012, the Company made a bonus depreciation election on certain eligible equipment, resulting in an income tax loss on its 2011 tax return. This election resulted in cash tax savings in 2011 and 2012. However, because of the election, the Company’s percentage depletion deduction on its 2011 return was limited by a tax-effected amount of approximately $3.0 million, which is reported on a prospective basis through the 2012 percentage depletion line in the rate reconciliation table above. The effect of this election is reflected above in the changes between certain deferred tax items reported in 2012 compared to those reported in 2011. The net operating loss asset increased from 2011 primarily because of the income tax loss reported on the 2011 tax return. The deferred tax item related to plant, equipment, and mine development shifted from an asset to a liability because tax depreciation deductions on equipment were accelerated into 2011. Finally, no alternative minimum tax (“AMT”) credit was generated on the 2011 tax return since no AMT was paid.

The change in the deferred tax balance related to Inventories is the result of the 2012 adoption of the uniform capitalization principles (“UNICAP”) as required by Internal Revenue Code (“IRC”) section 263A. For the first time in 2012, the Company entered into derivative transactions giving rise to the deferred tax balances related to diesel and currency swaps. In addition to deferred income tax expense, the change in deferred taxes was impacted by a $2.9 million tax benefit included in accumulated other comprehensive loss related to the Company’s derivative instruments.

The Company does not believe it has taken any uncertain tax positions and, as such, has not accrued any interest or penalties related to income tax liabilities at December 31, 2012. With limited exception, the Company is no longer subject to U.S. federal income tax audits by taxing authorities for tax years 2008 and prior.

7. Plant, Equipment, and Mine Development, Net

The following table provides the components of plant, equipment, and mine development, net (in thousands):

	Depreciable life or method	December 31,
		2012	2011
Mine equipment	3 - 10 years	$200,446	$114,239
Mine development	Units-of-production	96,406	60,666
Leach pads	Units-of-production	38,700	20,622
Buildings and leasehold improvements	3 - 10 years	19,798	16,612
Furniture, fixtures, and office equipment	2 - 3 years	3,769	1,476
Vehicles	3 - 5 years	2,332	1,835
Construction in progress and other		225,127	16,105

		586,578	231,555
Less: accumulated depreciation and amortization		(70,676)	(40,861)

		$515,902	$190,694

Mine equipment included $147.9 million and $54.4 million at December 31, 2012 and 2011, respectively, for the gross amount of assets acquired under capital lease. Accumulated depreciation on such assets totaled $19.0 million and $7.0 million at December 31, 2012 and 2011, respectively.

Construction in progress at December 31, 2012 consisted of $104.3 million related to the mill expansion, $60.8 million for the gyratory, tertiary, and secondary crushers, $20.4 million for mine equipment, $18.3 million for leachpad construction, $14.4 million for buildings and an employee housing project, and $6.9 million for other capital items.

8. Mineral Properties, Net

The following table summarizes changes in the Company’s mineral properties (in thousands):

	Years ended December 31,
	2012	2011
Balance, beginning of year	$44,706	$36,984
Property additions/purchases	130	5,725
Amortization of royalty rights	(205)	(183)
Asset retirement cost asset increase	307	2,286
Amortization of asset retirement cost asset	(322)	(106)

Balance, end of year	$44,616	$44,706

As of December 31, 2012, royalty rights of $3.5 million and an asset retirement cost asset of $4.4 million were amortized using the units-of-production method based upon proven and probable reserves at the Company’s only operating property, the Hycroft Mine.

9. Other Liabilities

The following table summarizes the components of other liabilities, current and non-current (in thousands):

	December 31,
	2012	2011
Other liabilities, current
Accrued compensation	$4,282	$2,435
Federal income taxes payable	—	637
Refining and processing fees	4,503	—
Other	977	94

	$9,762	$3,166

Other liabilities, non-current
Deferred phantom unit plan - Note 13	$—	$8,535
Derivative instruments - Note 14	9,324	—
Advanced royalties	790	686
Other	109	106

	$10,223	$9,327

10. Debt

The following table summarizes the components of debt (in thousands):

	December 31,
	2012	2011
Debt, current:
Capital lease obligations	$28,614	$10,306
Debt, non-current:
Capital lease obligations	$94,538	$34,245
8.75% Senior Notes due June 2019 (1)	402,040	—

	$496,578	$34,245

(1)	Effective interest rate of 8.375% after cross currency swap.

Senior Notes

In May 2012, the Company issued CDN $400.0 million of uncollateralized senior notes (the “Notes”). The Notes are guaranteed by most of the Company’s wholly-owned subsidiaries, including Hycroft Resources & Development Inc., which owns the Hycroft Mine and conducts mining operations. The Notes are denominated in Canadian dollars, pay interest semi-annually at the rate of 8.75% per annum, and mature in June 2019. Concurrently with the issuance of the Notes, the Company entered into a cross currency swap agreement based upon a notional amount of $400.4 million, the gross proceeds to the Company from the issuance, thereby fixing the interest rate of 8.375% as described in Note 14. The Notes balance was $402.0 million based upon the U.S. dollar to Canadian dollar exchange rate on December 31, 2012. The Company incurred debt issuance costs of $13.3 million attributable to the May 2012 Notes offering, consisting primarily of fees of underwriters, accountants, and legal counsel. Debt issuance costs are included in Other assets, non-current and are amortized over the term of the related debt using the effective interest method.

The Company may redeem up to 35% of the Notes outstanding prior to June 2015 at a redemption price of 108.75% of the Notes redeemed plus accrued interest with the net cash proceeds of an equity offering. Prior to June 2016, the Company may redeem all or part of the Notes at a redemption price equal to the greater of i) the Canada Yield Price as defined in the indenture governing the Notes or ii) 101% of the principal amount plus accrued interest. On or after June 2016, the Company may redeem all of the Notes at a redemption price ranging from 104.375% to 100% depending upon the year redeemed plus accrued interest.

Revolving Credit Agreement

The Company amended and restated its May 2011 revolving credit agreement in October 2012, increasing the availability from $30.0 million to $120.0 million and extending the maturity from May 2014 to April 2016. The credit agreement is collateralized by substantially all of the Company’s assets. The interest rate on drawdowns is at an applicable rate plus a base rate or LIBOR, with the applicable rate determined by financial ratios of the Company. During the years ended December 31, 2012 and 2011, no amounts were borrowed under the revolving credit agreement.

Included in Other assets, non-current are $2.0 million of debt issuance costs related to establishing the revolving credit agreement, which are being amortized over the term of the agreement using the effective interest method.

Capital Leases

The following is a summary of the future minimum capital lease obligation payments, including interest, as of December 31, 2012 (in thousands):

Fiscal Year	Minimum Lease Payments
2013	$34,150
2014	33,021
2015	31,475
2016	26,054
2017	11,468
Less: interest	(13,016)

Net minimum capital lease payments	123,152
Less: current portion	(28,614)

Non-current portion	$94,538

The Company’s capital lease obligations are for the purchase of mining equipment, bear interest at rates between 4%—7% per annum, and primarily carry 60-month terms. During the year ended December 31, 2011, pursuant to a master lease agreement, the Company completed a sale-leaseback agreement for a shovel that provided the Company $9.5 million in cash proceeds.

Debt Covenants

The Company’s Notes contain provisions that among other things restrict or limit the ability of the Company to redeem the Notes, incur or guarantee additional debt, pay dividends, and consolidate, merge or sell all or substantially all of the Company’s assets. The Company’s revolving credit agreement and certain capital lease obligations contain financial covenants related to net worth and interest coverage and leverage ratios, as well as certain affirmative and restrictive covenants. The Company was in compliance with all debt covenants as of December 31, 2012.

Interest Expense

The following table summarizes the components of interest expense (in thousands):

	Years ended December 31,
	2012	2011	2010
Capital lease obligations	$3,957	$1,434	$441
8.75% Senior Notes due June 2019 (1)	20,166	—	—
Revolving credit facility standby fees	443	183	—
Amortization of debt issuance costs	1,294	99	—
Capitalized interest	(7,952)	(1,004)	(441)

	$17,908	$712	$—

(1)	Effective interest rate of 8.375% after cross currency swap.

11. Asset Retirement Obligation

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. Asset retirement obligations and future reclamation expenditures may increase or decrease significantly in the future as a result of changes in regulations, mine plans, estimates, or other factors. The Company’s asset retirement obligation (“ARO”) primarily relates to our operating property, the Hycroft Mine.

Changes to the Company’s ARO are summarized below (in thousands):

	Years ended December 31,
	2012	2011
Balance, beginning of year	$8,726	$6,766
Accretion	564	450
Reclamation expenditures	(540)	(775)
Additions and changes in estimates	307	2,285

Balance, end of year	9,057	8,726
Less: current portion	(331)	(339)

Non-current portion	$8,726	$8,387

Additions and changes in estimates during the years ended December 31, 2012 and 2011 were attributable to increases in disturbances and estimated future reclamation expenditures associated with our ongoing expansion projects at the Hycroft Mine. At December 31, 2012, the Company’s ARO was fully secured by surety bonds totaling $43.5 million, which were partially collateralized with restricted cash totaling $31.8 million.

12. Shareholders’ Equity

Common Stock

Allied Nevada has 200,000,000 authorized shares of $0.001 par value common stock, of which 89,734,112 shares and 89,646,988 shares were issued and outstanding at December 31, 2012 and 2011, respectively.

Preferred Stock

The authorized share capital of Allied Nevada includes 10,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. The Company has not issued any shares of preferred stock.

13. Share-Based Compensation

The Company has share-based compensation plans to attract, retain, and motivate employees and non-employee directors while directly linking incentives to increases in shareholder value. Common shares authorized for issuance under the Deferred Phantom Unit Plan (the “DPU Plan”) and the Deferred Share Unit Plan (the “DSU Plan”) are 300,000 shares and 500,000 shares, respectively. The Company’s 2007 Stock Option Plan and the Restricted Share Unit Plan (the “RSU Plan”) authorize the issuance of up to 6,900,000 common shares in the aggregate under both plans.

The following table summarizes the Company’s share-based compensation cost (benefit) and unrecognized share-based compensation cost by plan (in thousands):

	Years ended December 31,
Share-based compensation cost (benefit)	2012	2011	2010
Restricted Share Unit	$4,632	$4,004	$2,527
Deferred Phantom Unit	(1,080)	2,515	4,283
Deferred Share Unit	787	—	—
2007 Stock Option	—	43	1,565

	$4,339	$6,562	$8,375

Capitalized as part of an asset cost	$342	$487	$384

	December 31,
Unrecognized share-based compensation cost	2012	2011	2010
Restricted Share Unit	$10,703	$7,224	$7,066
Deferred Share Unit	262	—	—
2007 Stock Option	—	—	45

	$10,965	$7,224	$7,111

Restricted Share Unit Plan

The RSU Plan was adopted by the Company in July 2007, primarily to compensate employees of the Company. RSUs granted without performance based vesting criteria typically vest in equal one-third installments over three years and RSUs granted with performance based vesting criteria also typically vest over three years with the achievement of certain financial and operating results of the Company, which are established annually by the Compensation Committee of the Board of Directors. Upon vesting, one share of Allied Nevada common stock is automatically issued for no additional consideration, except in the case of Canadian residents, where an election may be made to defer the issuance date.

The following table summarizes activity of the Company’s RSU Plan:

	Years ended December 31,
	2012		2011		2010
	Number of RSUs	Weighted Average Grant-Date Fair Value	Number of RSUs	Weighted Average Grant-Date Fair Value	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding, beginning of year	568,787	$18.59	957,901	$10.42	827,500	$6.64
Correction of reporting issuance by plan adminstrator	280,000	4.35	—	—	—	—
Granted	293,289	33.22	245,962	30.19	389,400	16.83
Vested/issued	(231,323)	14.72	(510,458)	6.99	(150,099)	7.28
Canceled/forfeited	(61,271)	24.33	(124,618)	26.18	(108,900)	8.90

Outstanding, end of year	849,482	19.59	568,787	18.59	957,901	10.42

Vested and unissued, end of year	380,000	8.15	50,000	18.80	300,000	4.35

At December 31, 2012, 236,332 RSUs outstanding were subject to performance based vesting criteria.

The following table provides additional detail for grants made under the RSU Plan:

	Years ended December 31,
	2012	2011	2010
Weighted-average contractual vesting period of RSUs granted	3.0 years	3.7 years	3.0 years
Weighted-average remaining vesting period of unvested RSUs	1.61 years	1.4 years	2.0 years
Weighted-average estimated forfeiture rate of RSUs granted	11.84%	16.97%	10.90%
Fair value of RSUs vested (millions)	$8.9	$7.5	$3.6
Intrinsic value of RSUs exercised (millions)	7.5	8.4	2.8
Intrinsic value of RSUs outstanding (millions)	25.6	25.7	25.2
Intrinsic value of RSUs vested and outstanding (millions)	11.5	10.0	7.9

Deferred Phantom Unit Plan and Deferred Share Unit Plan

The DPU Plan was adopted by the Company in April 2009 to compensate non-employee directors. DPUs are fully vested at the time of grant. Each DPU has the value of one Allied Nevada common share, with the accumulated benefit to be settled in cash when a director left the Board. In June 2012, the Company adopted a shareholder approved amendment to the DPU Plan to permit accrued DPUs to continue to be paid out in cash, or at the sole discretion of the Board, shares of the Company’s common stock. In August 2012, the Company’s Board of Directors approved a resolution requiring all DPUs to be settled in shares of the Company’s common stock, which modified the classification of outstanding DPUs from liability instruments to equity instruments and increased additional paid in capital by $7.5 million. The Company had no accrued liability for DPUs at December 31, 2012, compared to $8.5 million at December 31, 2011.

The DSU Plan, an equity-based compensation plan for non-employee directors, was approved by the Company’s shareholders in October 2011 and adopted by the Company in June 2012. Each DSU has the value of one Allied Nevada common share to be issued when a director leaves the Board. Under the DSU Plan, annual awards of $150,000 in value are granted to each non-employee director and vest over directors’ one year service periods. The Company estimates a zero percent forfeiture rate when expensing the fair value of DSUs over the vesting period. DSUs were forfeited in 2012 due to a director resigning from the Board.

The following table summarizes activity of the Company’s DPU Plan and DSU Plan:

	Years ended December 31,
	2012			2011	2010
	Number of DSUs	Weighted Average Grant-Date Fair Value of DSUs	Number of DPUs	Number of DPUs	Number of DPUs
Outstanding, beginning of year	—	$—	281,869	238,000	131,250
Granted	39,308	28.30	6,534	43,869	106,750
Issued	(3,092)	28.30	(40,267)
Canceled/forfeited	(2,208)	28.30	—	—	—

Outstanding, end of year	34,008	28.30	248,136	281,869	238,000

Vested and unissued, end of year	24,733	28.30	248,136	281,869	238,000

The weighted-average remaining vesting period for unvested DSUs was 0.3 years and the fair value of DSUs vested during the year was $0.8 million. The intrinsic value of outstanding DSUs and DPUs at December 31, 2012 was $1.0 million and $7.5 million, respectively. The intrinsic value of vested and outstanding DSUs at December 31, 2012 was $0.8 million.

Allied Nevada’s 2007 Stock Option Plan

The Company’s 2007 Stock Option Plan was adopted in February 2007 to compensate directors, officers, employees, and consultants of the Company. The Company has not granted any options under the 2007 Stock Option Plan during the years ended December 31, 2012, 2011, and 2010.

The following table summarizes activity of the 2007 Stock Option Plan:

	Years ended December 31,
	2012		2011		2010
	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	775,776	$4.79	931,930	$4.71	2,358,143	$4.80
Canceled/forfeited	(43,334)	4.35	(2,000)	2.43	—	—
Exercised	(92,442)	5.01	(154,154)	4.48	(1,426,213)	4.86

Outstanding, end of year	640,000	4.79	775,776	4.79	931,930	4.71

Vested and exercisable, end of year	640,000	4.79	775,776	4.79	870,929	4.68

The following table provides additional detail for grants made under the 2007 Stock Option Plan:

	Years ended December 31,
	2012	2011	2010
Weighted-average remaining contractual period of outstanding options	3.6 years	4.4 years	5.3 years
Weighted-average remaining contractual period of vested options	3.6 years	4.4 years	5.5 years
Intrinsic value of options exercised (millions)	$2.3	$4.6	$21.1
Fair value of options vested (millions)	—	1.8	31.3
Intrinsic value of options vested and outstanding (millions)	16.2	19.8	18.8
Intrinsic value of options outstanding (millions)	16.2	19.8	20.1

Special Stock Option Plan

The Special Stock Option Plan was adopted in February 2007 to exchange Vista Gold Corp. stock options for new options (the “Special Options”) to purchase common shares of Allied Nevada Gold Corp. pursuant to the formation of the Company.

The following table summarizes activity of the Special Stock Option Plan:

	Years ended December 31,
	2011		2010
	Number of Special Stock Options	Weighted Average Exercise Price	Number of Special Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	26,728	$5.28	60,138	$4.41
Canceled/expired	(3,341)	5.70	—	—
Exercised	(23,387)	3.51	(33,410)	3.86

Outstanding, end of year	—	—	26,728	5.28

Vested and exercisable, end of year	—	—	26,728	5.28

At December 31, 2011 all Special Options had been exercised or expired. At December 31, 2010 Special Options outstanding had a weighted-average remaining contractual term of 0.6 years. The total intrinsic value of Special Options exercised was $0.6 million in each of the years ended December 31, 2011 and 2010.

14. Derivative Instruments

During the year ended December 31, 2012, the Company entered into swap agreements to hedge against price volatility of some of its operating cost exposure related to diesel fuel and to hedge against the effect of foreign exchange and interest rate fluctuations on cash flows related to the Notes. The maximum period of time over which hedged transactions are expected to occur is seven years. The diesel and currency swap agreements have been designated as cash flow hedges and, as such, changes in the market value of such instruments have been recorded in Accumulated other comprehensive income. The Company did not experience any ineffectiveness in its hedging instruments during the year ended December 31, 2012.

Diesel Swap Agreements

At December 31, 2012, the Company had outstanding diesel swap agreements that mature in 2013 for 1.2 million gallons at an average price of $2.60 per gallon. The Company believes it has hedged less than 10% of its forecasted diesel consumption for 2013.

Cross Currency Swap

In May 2012, the Company entered into a cross currency swap concurrently with the issuance of the CDN $400.0 million 8.75% senior notes. The notional value of the cross currency swap was $400.4 million at a fixed rate of 8.375%. The Company makes interest payments ($400.4 million at 8.375%) to the counterparty in exchange for the CDN dollars required to service the Notes (CDN $400.0 million at 8.75%). Upon maturity the Company will pay $400.4 million to the counterparty and receive CDN $400.0 million, which will be used to satisfy the face amount of the issuance.

The cross currency swap agreement contains a mutual put provision that can be exercised by either party to the agreement in June 2016. The amount to be received or paid by the Company would be equal to the mark-to-market value as defined in the agreement. At this time, the Company does not intend to exercise the above put provision and does not believe the counterparty to the swap agreement intends to exercise the put provision. Management has evaluated the put provision and has concluded it is not an embedded derivative.

Derivative Instrument Fair Values

The fair value of the Company’s derivative instruments designated as cash flow hedges at December 31, 2012 was as follows (in thousands):

	December 31, 2012
	Other assets, current	Other assets, non-current	Other liabilities, non-current
Cross currency swap	$1,391	$—	$9,324
Diesel swaps	435	—	—

	$1,826	$—	$9,324

Accumulated Other Comprehensive Income (Loss)

Some of the Company’s diesel and cross currency swaps designated as cash flow hedges settled during the year ended December 31, 2012, a portion of which was reclassified from Accumulated other comprehensive income (loss) into earnings. The following table sets forth changes in Accumulated other comprehensive income (loss) and the effect of the cash flow hedges on our Consolidated Financial Statements for the year ended December 31, 2012 (in thousands):

	Year ended December 31, 2012
	Currency Swap	Diesel Swaps	Tax Effects	Total
Balance, beginning of year	$—	$—	$—	$—
Gain (loss) recognized in other comprehensive income (loss) for effective portion of unsettled cash flow hedges	(9,574)	435	3,199	(5,940)
Settlements of cash flow hedges	2,660	874	(1,237)	2,297
Reclassifications into earnings when underlying hedged transactions impacted earnings:
Reclassified to Interest expense	(1,020)	—	357	(663)
Reclassified to Other income, net	(1,640)	—	574	(1,066)
Reclassified to Production costs	—	(68)	24	(44)

Balance, end of year	$(9,574)	$1,241	$2,917	$(5,416)

A foreign currency transaction loss of $1.6 million increased the outstanding Notes balance and was included in Other income, net. As a result of the cross currency swap, the transaction loss was offset by a corresponding gain included in Other income, net, resulting in no impact to net income. Similarly, any future foreign currency transaction gain (loss) attributable to the Notes and included in Other income (expense), net will be offset due to the currency swap, resulting in no impact to net income.

As a result of the cross currency swap the Company recorded a $1.0 million reduction to Interest expense, representing the difference in interest expense between the swapped amount and rate ($400.4 million at 8.375%) and the interest expense on the issued amount and stated rate (CDN $400.0 million at 8.75%) translated to US dollars. The Company estimates that $0.9 million (net of tax) related to the currency swap will be reclassified from Accumulated other comprehensive income (loss) into earnings during the next 12 months.

As a result of the diesel swaps the Company recorded a reduction to diesel costs of $0.9 million. During the year ended December 31, 2012, as certain gold ounces were sold, $0.1 million was included as a reduction to cost of sales. The Company estimates that $0.4 million (net of tax) related to the diesel swaps will be reclassified from Accumulated other comprehensive income (loss) into earnings during the next 12 months.

15. Fair Value Measurements

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Certain financial instruments, including cash and equivalents, accounts receivable, prepaids and other, accounts payable, and other liabilities, are carried at cost, which approximates fair value due to the short-term nature of these instruments. There were no changes to the Company’s valuation techniques during the years ended December 31, 2012 and 2011.

The following table sets forth by level within the fair value hierarchy the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	December 31,		Input Hierarchy Level
Assets	2012	2011
Available-for-sale securities:
Marketable equity securities	$1,774	$1,484	Level 1

Derivative instruments:
Currency swap - Note 14	$1,391	$—	Level 2
Diesel forward contracts - Note 14	435	—	Level 2

	$1,826	$—

Liabilities
Stock-based compensation plan:
Deferred Phantom Unit Plan liability - Note 13	$—	$8,535	Level 1

Derivative instruments:
Currency swap - Note 14	$9,324	$—	Level 2

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

The Company’s Notes and derivative instruments are valued using models which require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, and correlations of such inputs. Some of the model inputs used in valuing the derivative instruments trade in liquid markets and, as such, model inputs can generally be verified and do not involve significant management judgment. Derivative instruments are classified within Level 2 of the fair value hierarchy and are included in Prepaids and other, Other assets, non-current, and Other liabilities, non-current. The fair values of derivative instruments reflected in the table above and on the Consolidated Balance Sheets have been adjusted for non-performance risk. For applicable financial assets carried at fair value, the credit standing of the counterparties is analyzed and factored into the fair value measurement of those assets. Using prevailing interest rates on similar investments and foreign currency forward rates, the estimated fair value of the Notes was $419.5 million. The fair value estimate of the Notes was prepared with the assistance of an independent third party and does not reflect its actual trading value.

As discussed in Note 13, in August 2012, the Company’s Board of Directors approved a resolution requiring all outstanding DPUs to be settled in shares of the Company’s common stock resulting in no Deferred Phantom Unit Plan liability as of December 31, 2012. At December 31, 2011, the Company’s Deferred Phantom Unit Plan liability was valued using the price of the Company’s common stock, which is traded in active markets, and as such is classified within Level 1 of the fair value hierarchy. The fair value was calculated as the number of units outstanding multiplied by the quoted market price of the Company’s common stock. The December 31, 2011 Deferred Phantom Unit Plan liability is included in Other liabilities, non-current.

16. Revenue

The table below is a summary of the Company’s gold and silver sales for the periods indicated (in thousands, except ounces sold):

	Years ended December 31,
	2012		2011		2010
	Amount	Ounces	Amount	Ounces	Amount	Ounces
Gold sales	$192,847	114,705	$139,046	88,191	$126,088	102,483
Silver sales	21,712	696,144	12,983	372,000	4,842	238,242

	$214,559		$152,029		$130,930

17. Income Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Years ended December 31,
	2012	2011	2010
Net income available to common shareholders:	$47,727	$36,709	$34,128
Weighted average common shares:
Basic	89,945	89,553	82,797
Effect of shares granted under the:
Restricted Share Unit Plan	532	654	562
2007 Stock Option Plan	407	668	715
Deferred Phantom Unit Plan	119	55	—
Deferred Share Unit Plan	27	—	—
Special Stock Option Plan	—	2	20

Diluted	91,030	90,932	84,094
Income per share:
Basic	$0.53	$0.41	$0.41
Diluted	$0.52	$0.40	$0.41

18. Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2012, 2011, and 2010 are as follows (in thousands, except per share amounts):

Year ended December 31, 2012	First	Second	Third	Fourth
Revenues	$39,225	$33,666	$64,829	$76,839
Total cost of sales	17,139	16,539	33,291	42,523
Gross profit (1)	22,086	17,127	31,538	34,316
Net income	12,068	6,142	13,402	16,115
Basic earnings per share	0.13	0.07	0.15	0.18
Diluted earnings per share	0.13	0.07	0.15	0.17
Year ended December 31, 2011
Revenues	$31,926	$33,580	$49,644	$36,879
Total cost of sales	14,695	13,929	19,312	15,093
Gross profit (1)	17,231	19,651	30,332	21,786
Net income	181	3,636	14,672	18,220
Basic earnings per share	0.00	0.04	0.16	0.21
Diluted earnings per share	0.00	0.04	0.16	0.20
Year ended December 31, 2010
Revenues	$23,459	$37,112	$38,872	$31,487
Total cost of sales	10,562	15,171	21,295	17,657
Gross profit (1)	12,897	21,941	17,577	13,830
Net income	3,654	20,790	3,059	6,625
Basic earnings per share	0.05	0.26	0.03	0.07
Diluted earnings per share	0.05	0.26	0.03	0.07

(1)	Calculated as revenue less total cost of sales.

19. Segment Information

Allied Nevada is currently engaged in the operation of the Hycroft Mine and the evaluation, acquisition, exploration, and advancement of gold exploration and development projects in Nevada. Our segments are defined as components of the Company for which separate financial information is available that is evaluated regularly by the executive decision-making group in assessing performance, establishing operating plans and budgets, and deciding how to allocate resources.

As of and for the years ended December 31,	Hycroft Mine	Exploration	Corporate and Other	Total
2012
Revenue	$214,559	$—	$—	$214,559
Depreciation and amortization	13,858	—	736	14,594
Income (loss) from operations	105,240	(7,367)	(17,006)	80,867
Interest income	21	—	878	899
Interest expense	(3,045)	—	(14,863)	(17,908)
Other income (expense), net	(7)	—	299	292

Income (loss) before taxes	102,209	(7,367)	(30,692)	64,150
Total assets	840,598	39,944	357,185	1,237,727
Capital expenditures	$372,557	$2	$2,274	$374,833
2011
Revenue	$152,029	$—	$—	$152,029
Depreciation and amortization	6,738	—	246	6,984
Income (loss) from operations	88,796	(25,275)	(21,738)	41,783
Interest income	24	—	449	473
Interest expense	(429)	—	(283)	(712)
Gain on foreign exchange	—	—	4	4
Gain on sale of mineral property	—	1,097	—	1,097
Other income (expense), net	5	—	408	413

Income (loss) before taxes	88,396	(24,178)	(21,160)	43,058
Total assets	342,383	34,819	280,004	657,206
Capital expenditures	$126,689	$62	$787	$127,538
2010
Revenue	$130,930	$—	$—	$130,930
Depreciation and amortization	6,814	—	158	6,972
Income (loss) from operations	65,961	(22,502)	(19,924)	23,535
Interest income	45	—	100	145
Gain on foreign exchange	—	—	3,067	3,067
Other income (expense), net	—	269	—	269

Income (loss) before taxes	66,006	(22,233)	(16,757)	27,016
Total assets	181,882	34,101	351,369	567,352
Capital expenditures	$46,448	$97	$353	$46,898

20. Related Party Transactions

Provision of Legal Services

Cameron Mingay, a Company director who was appointed as an Allied Nevada Director in March 2007, is a partner at Cassels Brock & Blackwell LLP (“Cassels Brock”) of Toronto, Ontario, Canada, which since June 2007 has served as outside counsel to Allied Nevada in connection with Canadian corporate and securities law matters. The Company has paid Cassels Brock an aggregate of approximately $0.7 million, $0.6 million, and $0.3 million for legal services rendered during the years ended December 31, 2012, 2011, and 2010, respectively. In addition, approximately $31,000 was owed to Cassels Brock at December 31, 2011.

Director Air Travel

From time to time, the Company uses a private aircraft owned by Angus Aviation LP (“Angus”), which is controlled by the Chairman of the Board of Directors. The Company pays Angus based on an hourly rate and certain additional charges including landing fees. For each of the years ended December 31, 2012 and 2011, the Company incurred travel expenses of approximately CDN $0.1 million, all of which were paid during such years.

Environmental Consulting

The Company often uses SRK Consulting for various environmental matters such as permitting, engineering studies, and reclamation estimates. One of our Vice President’s spouse is a principal at SRK Consulting and often contributes to services received by the Company. During the years ended December 31, 2012, 2011, and 2010, the Company paid SRK Consulting $1.2 million, $1.2 million, and $0.5 million, respectively. At December 31, 2012 and 2011, no amounts were owed to SRK Consulting.

21. Employee Benefit Plans

401(k) Plan

The Allied Nevada Gold Corp. 401(k) Plan is a defined contribution plan and covers all salaried employees of the Company. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and Section 401(k) of the Internal Revenue Code.

The assets of the 401(k) Plan are held and the related investments are executed by the 401(k) Plan’s trustee. Participants in the 401(k) Plan have investment alternatives in which to place their funds and may place their funds in one or more of these investment alternatives. Administrative fees are paid by the Company on behalf of the 401(k) Plan. The 401(k) Plan provides for annual discretionary contributions by the Company. For the years ended December 31, 2012, 2011, and 2010, Company contributions totaled $1.0 million, $0.7 million, and $0.3 million, respectively.

Supplemental Executive Retirement Plan

The Allied Nevada Gold Corp. Supplemental Executive Retirement Plan (“Supplemental Plan”) is an unfunded top-hat deferred compensation arrangement designed to provide additional benefits to certain executives of the Company whose pre-tax deferrals to the Company’s 401(k) Plan are limited by the Internal Revenue Code. Benefits earned under the Supplemental Plan will be distributed upon an executive’s separation from the Company, death or disability, or change in control. The Company had an accrued liability of approximately $0.1 million as of December 31, 2012 and 2011, for benefits earned under the Supplemental Plan.

22. Commitments and Contingencies

The Company is from time to time involved in various legal proceedings related to its business. Management does not believe that adverse decisions are likely in any pending or threatened proceeding, or that amounts that may be required to be paid by reason thereof will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Net Profit Royalty

A portion of the Hycroft Mine is subject to a mining lease requiring a 4% net profit royalty payable to the owner of certain patented and unpatented mining claims. The mining lease agreement requires payment of $120,000 in any year where mining occurs on the leased claims. All advance royalty payments are credited against the future payments under the 4% net profits royalty. The total lease payments under the above mining lease are subject to a maximum $7.6 million in royalty payments of which the Company has paid approximately $1.5 million through December 31, 2012.

Purchase obligations

At December 31, 2012, the Company had purchase obligations not recorded in our Consolidated Financial Statements totaling $341.6 million for the purchase of capital items associated with the ongoing expansion projects, of which $136.9 million is non-cancelable. Capital items included haul trucks, drills, crushers, wire rope shovels, and leach pad and mill related additions. The Company has the ability to cancel certain purchase obligations subject to the terms of the individual vendor agreements, which may include penalties. During 2013, the Company expects purchase obligations to be satisfied through a combination of capital lease financing and cash payments.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

A.	Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer, with the supervision and participation of management, have evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such assessment, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on such criteria. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2012, which appears on page 49.

C.	Changes in Internal Controls

There has been no change in Allied Nevada’s internal control over financial reporting during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officer and Corporate Governance

The information required by Items 401, 405, 406, and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in the Company’s 2013 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2012 (the “2012 Proxy Statement”) and is hereby incorporated by reference thereto.

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including our CEO, CFO, COO, principal accounting officer and persons performing similar functions. The Code of Business Conduct and Ethics reaffirms the Company’s high standards of business conduct. The Code of Business Conduct and Ethics is part of the Company’s continuing effort to ensure that it complies with all applicable laws, has an effective program to prevent and detect violations of law, and conducts its business with fairness, honesty and integrity. In the event of a waiver, any such waivers of this code for directors or officers will be approved by the Audit Committee and such waiver will be promptly disclosed to stockholders as required by law. The Code of Business Conduct and Ethics is located on the Company’s internet website at http://www.alliednevada.com. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this report.

As required by applicable U.S. federal securities laws, all senior financial officers are subject to the Code of Conduct and Ethics for Senior Financial Officers setting forth various restrictions and obligations for our senior financial officers.

Item 11.	Executive Compensation

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2013 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2012 and is hereby incorporated by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2013 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2012 and is hereby incorporated by reference thereto.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2013 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2012 and is hereby incorporated by reference thereto.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A will be contained in the Company’s 2013 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2012 and is hereby incorporated by reference thereto.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report:

(1) Financial Statements – Included in Part II, Item 8, Financial Statements and Supplementary Data

(2) Financial Statement Schedules – Not applicable

(3) Exhibits – Set forth on the Exhibit Index that follows the signatures page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED NEVADA GOLD CORP.
Registrant
Date: February 25, 2013	By:	/s/ SCOTT A. CALDWELL
Scott A. Caldwell President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT A. CALDWELL Scott A. Caldwell	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2013

/s/ Stephen M. Jones Stephen M. Jones	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2013

* Robert M. Buchan	Executive Chairman and Director	February 25, 2013

* John W. Ivany	Director	February 25, 2013

* Cameron A. Mingay	Director	February 25, 2013

* Terry M. Palmer	Director	February 25, 2013

* Carl Pescio	Director	February 25, 2013

* A. Murray Sinclair	Director	February 25, 2013

* Robert G. Wardell	Director	February 25, 2013

*By:	/s/ SCOTT A. CALDWELL
Scott A. Caldwell Attorney-in-Fact

EXHBIT INDEX

Exhibit Number	Description of Document
Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1†	Arrangement and Merger Agreement, dated as of September 22, 2006, between Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Registration Statement on Form 10 filed with the SEC on January 12, 2007).

2.2†	Amendment to Arrangement and Merger Agreement, dated as of May 8, 2007, among Vista Gold Corp., Allied Nevada Gold Corp., Carl Pescio and Janet Pescio (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated May 10, 2007 and filed with the SEC on May 16, 2007).

Articles of Incorporation and By-laws.

3.1†	First Amended and Restated Certificate of Incorporation of Allied Nevada Gold Corp. (incorporated herein by reference to Exhibit 3.1 of Allied Nevada Gold Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed with the SEC on November 7, 2011).

3.2†	By-laws of Allied Nevada Gold Corp., as amended March 7, 2012 (incorporated herein by reference to Exhibit 3.2 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated May 7, 2012 and filed with the SEC on March 9, 2012).

Instruments Defining the Rights of Security Holders, Including Indentures.

4.1†	Indenture, dated as of May 25, 2012, between Allied Nevada Gold Corp. and Computershare Trust Company of Canada, as trustee (incorporated herein by reference to Exhibit 4.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated May 22, 2012 and filed with the SEC on March 29, 2012).

4.2†	Guaranty, dated May 25, 2012, by Allied Nevada Gold Holdings LLC, Allied VGH Inc., Allied VNC Inc., Hycroft Resources & Development, Inc., Victory Exploration Inc., Victory Gold Inc., ANG Central LLC, ANG Cortez LLC, ANG Eureka LLC, ANG North LLC, ANG Northeast LLC, and ANG Pony LLC (incorporated herein by reference to Exhibit 4.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated May 22, 2012 and filed with the SEC on March 29, 2012).

Material Contracts.

10.1†	Form of Allied Nevada Gold Corp. Indemnification Agreement, entered into with each of the following: Scott A. Caldwell, W. Durrand Eppler, John W. Ivany, Hal D. Kirby, Cameron A. Mingay, Terry M. Palmer, Carl Pescio, Michael B. Richings and Robert W. Wardell (incorporated herein by reference to Exhibit 10.8 of Amendment No. 1 to Allied Nevada Gold Corp.’s Registration Statement on Form 10 filed with the SEC on February 20, 2007).

10.2†*	Allied Nevada Gold Corp. Special Stock Option Plan, dated February 7, 2007, and Form of Special Stock Option Agreement (incorporated herein by reference to Exhibit 10.6 of Amendment No. 1 to Allied Nevada Gold Corp.’s Registration Statement on Form 10 filed with the SEC on February 20, 2007).

10.3†*	Allied Nevada Gold Corp. 2007 Stock Option Plan, as amended, and Form of Stock Option Agreement (incorporated herein by reference to Appendix B to Allied Nevada Gold Corp.’s 2009 Definitive Proxy Statement on Form DEF 14A filed with the SEC on May 15, 2009).

10.4*	Allied Nevada Gold Corp. Restricted Share Plan, as amended, and Form of Restricted Share Right Grant Letter.

Exhibit Number	Description of Document

10.5†*	Allied Nevada Gold Corp. Deferred Phantom Unit Plan, as amended (incorporated herein by reference to Appendix C to Allied Nevada Gold Corp.’s 2011 Definitive Proxy Statement on Form DEF 14A filed with the SEC on September 26, 2011).

10.6†*	Form of Deferred Phantom Unit Grant Letter under the Allied Nevada Gold Corp. Deferred Phantom Unit Plan (incorporated herein by reference to Exhibit 10.7 of Allied Nevada Gold Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 27, 2012).

10.7†*	Allied Nevada Gold Corp. Deferred Share Unit Plan, dated March 7, 2012 (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 5, 2012).

10.8*	Form of Deferred Share Unit Grant Letter under the Allied Nevada Gold Corp. Deferred Share Unit Plan

10.9†*	Employment Agreement, dated as of January 11, 2008, between Allied Nevada Gold Corp. and Scott A. Caldwell (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated January 11, 2008 and filed with the SEC on January 15, 2008).

10.10†*	Addendum No. 1 to Employment Agreement between Allied Nevada Gold Corp. and Scott A. Caldwell, dated December 29, 2008 (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated December 29, 2008 and filed with the SEC on December 31, 2008).

10.11†*	Employment Agreement, dated as of January 11, 2008, between Allied Nevada Gold Corp. and Hal Kirby (incorporated herein by reference to Exhibit 10.2 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated January 11, 2008 and filed with the SEC on January 15, 2008).

10.12†*	Addendum No. 1 to Employment Agreement between Allied Nevada Gold Corp. and Hal Kirby, dated December 29, 2008 (incorporated herein by reference to Exhibit 10.2 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated December 29, 2008 and filed with the SEC on December 31, 2008).

10.13†*	Letter Agreement, dated March 5, 2012, between Allied Nevada Gold Corp. and Hal Kirby (incorporated herein by reference to Exhibit 10.3 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated March 5, 2012 and filed with the SEC on March 9, 2012).

10.14†*	Employment Agreement, dated as of October 15, 2010, between Allied Nevada Gold Corp. and David Hill (incorporated herein by reference to Exhibit 10.10 of Allied Nevada Gold Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on February 28, 2011).

10.15†*	Employment Agreement, dated as of March 16, 2009, between Allied Nevada Gold Corp. and Warren Woods (incorporated herein by reference to Exhibit 10.23 of Allied Nevada Gold Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed with the SEC on May 10, 2010).

10.16†*	Employment Agreement, dated as of October 9, 2008, between Allied Nevada Gold Corp. and David Flint (incorporated herein by reference to Exhibit 10.21 of Allied Nevada Gold Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed with the SEC on May 10, 2010).

10.17†*	Employment Agreement, dated as of October 15, 2010, between Allied Nevada Gold Corp. and Scott Anderson (incorporated herein by reference to Exhibit 10.13 of Allied Nevada Gold Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on February 28, 2011).

Exhibit Number	Description of Document

10.18†*	Employment Agreement, dated as of October 15, 2010, between Allied Nevada Gold Corp. and Deborah Lassiter (incorporated herein by reference to Exhibit 10.15 of Allied Nevada Gold Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on February 28, 2011).

10.19†*	Employment Agreement, dated as of October 15, 2010, between Allied Nevada Gold Corp. and Tracey Thom (incorporated herein by reference to Exhibit 10.16 of Allied Nevada Gold Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on February 28, 2011).

10.20†*	Employment Agreement, dated as of March 5, 2012, between Allied Nevada Gold Corp. and Stephen M. Jones (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated March 5, 2012 and filed with the SEC on March 9, 2012).

10.21†*	Employment Agreement, dated as of February 13, 2012, between Allied Nevada Gold Corp. and Gary M. Banbury (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed with the SEC on May 7, 2012).

10.22†*	Separation Agreement and General Release, dated November 21, 2011, between Allied Nevada Gold Corp. and Michael Moran (incorporated herein by reference to Exhibit 10.21 of Allied Nevada Gold Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 27, 2012).

10.23†*	Consulting Agreement, dated as of November 1, 2012, between Allied Nevada Gold Corp. and Bruce Sinclair (incorporated herein by reference to Exhibit 10.3 of Allied Nevada Gold Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 5, 2012).

10.24†*	Offer Letter, dated December 26, 2012, between Allied Nevada Gold Corp. and Randy Buffington (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated January 18, 2013 and filed with the SEC on January 18, 2013).

10.25†	Letter Agreement, dated May 15, 2012, by and among Allied Nevada Gold Corp., Scotia Capital Inc. and GMP Securities L.P. (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated May 15, 2012 and filed with the SEC on May 18, 2012).

10.26†	Amended and Restated Credit Agreement, dated as of October 31, 2012, between Allied Nevada Gold Corp., The Bank of Nova Scotia, Commonwealth Bank of Australia, National Bank of Canada and Société Générale (Canada Branch) (incorporated herein by reference to Exhibit 10.2 of Allied Nevada Gold Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed with the SEC on November 5, 2012).

10.27†	Confirmation of Cross Currency Swap Transaction, dated June 18, 2012, between Allied Nevada Gold Corp. and The Bank of Nova Scotia (incorporated herein by reference to Exhibit 10.3 of Allied Nevada Gold Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed with the SEC on August 7, 2012).

Subsidiaries of the Registrant.

21.1	Subsidiaries of the Registrant

Exhibit Number	Description of Document

Consents of Experts and Counsel.

23.1	Consent of EKS&H LLLP, independent registered public accounting firm

Power of Attorney.

24.1	Power of Attorney

Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Section 1350 Certifications.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Mine Safety Disclosure Exhibits.

95.1	Mine Safety Disclosures

Interactive Data File.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

†	Not filed herewith, but incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

**	XBRL information is furnished, not filed.