Form 10-Q
period 2013-03-31
Allied Nevada Gold Corp.
filed 2013-04-30
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

89,889,138 shares of Common Stock, $0.001 par value, outstanding at April 25, 2013

ALLIED NEVADA GOLD CORP.

FORM 10-Q

For the Quarter Ended March 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	(Unaudited) March 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$243,113	$347,047
Accounts receivable	32,260	60,479
Inventories - Note 3	72,722	55,818
Ore on leachpads, current - Note 4	122,882	93,088
Prepaids and other - Note 5	11,516	12,084
Deferred tax assets, current	560	—

Current assets	483,053	568,516
Restricted cash	40,856	31,837
Stockpiles and ore on leachpads, non-current - Note 4	48,736	38,357
Other assets, non-current - Note 5	15,787	16,364
Plant, equipment, and mine development, net - Note 6	688,276	538,037
Mineral properties, net	44,457	44,616

Total assets	$1,321,165	$1,237,727

Liabilities:
Accounts payable	$60,022	$60,292
Interest payable	11,025	2,756
Other liabilities, current - Note 7	8,700	9,762
Debt, current - Note 8	35,554	28,614
Asset retirement obligation, current	331	331
Deferred tax liabilities, current	—	76

Current liabilities	115,632	101,831
Other liabilities, non-current - Note 7	14,839	10,223
Debt, non-current - Note 8	546,065	496,578
Asset retirement obligation, non-current	8,863	8,726
Deferred tax liabilities, non-current	3,787	395

Total liabilities	689,186	617,753

Commitments and Contingencies - Note 16

Stockholders’ Equity:
Common stock, $0.001 par value
Shares authorized: 200,000,000
Shares issued and outstanding: 89,778,112 and 89,734,112, respectively	90	90
Additional paid-in-capital	603,111	601,553
Accumulated other comprehensive loss - Note 14	(3,787)	(5,416)
Retained earnings	32,565	23,747

Total stockholders’ equity	631,979	619,974

Total liabilities and stockholders’ equity	$1,321,165	$1,237,727

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME(Unaudited)

(US dollars in thousands, except per share amounts)

	Three months ended March 31,
	2013	2012
Revenue - Note 9	$49,190	$39,225

Operating expenses:
Production costs	21,802	15,139
Depreciation and amortization	3,846	2,000

Total cost of sales	25,648	17,139

Exploration, development, and land holding costs	987	1,018
Accretion	165	144
Corporate general and administrative	5,909	5,017

Income from operations	16,481	15,907

Other income (expense):
Interest income	126	126
Interest expense - Note 8	(5,129)	(605)
Other, net	(479)	663

Income before income taxes	10,999	16,091
Income tax expense - Note 10	(2,181)	(4,023)

Net income	8,818	12,068

Other comprehensive income, net of tax
Change in fair value of effective portion of cash flowhedge instruments, net of tax - Note 14	1,665	—
Settlements of cash flow hedges, net of tax - Note 14	(5,124)	—
Reclassifications into earnings, net of tax - Note 14	5,088	—

Other comprehensive income, net of tax	1,629	—

Comprehensive income	$10,447	$12,068

Income per share:
Basic - Note 11	$0.10	$0.13
Diluted - Note 11	$0.10	$0.13

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(US dollars in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:

Net income	$8,818	$12,068

Adjustments to reconcile net income for the period to net cash provided by operating activities:
Depreciation and amortization	3,846	2,000
Accretion	165	144
Stock-based compensation - Note 12	1,304	2,472
Deferred taxes	—	2,414
Other non-cash items	484	(655)

Changes in operating assets and liabilities:
Accounts receivable	28,219	—
Inventories	(15,410)	(12,083)
Stockpiles and ore on leach pads	(33,854)	(8,060)
Prepaids and other	195	2,255
Accounts payable	3,023	1,898
Interest payable	8,269	—
Asset retirement obligation	(28)	(144)
Other liabilities	790	60

Net cash provided by operating activities	5,821	2,369

Cash flows from investing activities:
Additions to plant, equipment, and mine development	(94,424)	(31,528)
Additions to mineral properties	(20)	—
Increases in restricted cash	(9,019)	(3,098)
Proceeds from other investing activities	—	38

Net cash used in investing activities	(103,463)	(34,588)

Cash flows from financing activities:
Proceeds from issuance of common stock	254	129
Payments of debt issuance costs	(559)	—
Repayments of principal on capital lease obligations	(5,987)	(2,789)

Net cash used in financing activities	(6,292)	(2,660)

Net decrease in cash and cash equivalents	(103,934)	(34,879)

Cash and cash equivalents, beginning of year	347,047	275,002

Cash and cash equivalents, end of year	$243,113	$240,123

Supplemental cash flow disclosures:
Cash paid for interest	$1,599	$777
Cash paid for income taxes	—	800

Non-cash financing and investing activities:
Mining equipment acquired through debt financing	62,427	—
Plant and equipment additions through accounts payable increase	24,447	—
Accounts payable reduction through capital lease	2,560	10,047

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(US dollars in thousands, except shares)

	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance, January 1, 2013	89,734,112	$90	$601,553	$(5,416)	$23,747	$619,974
Shares issued under 2007 Stock Option Plan	40,000	—	254	—	—	254
Stock-based compensation and share issuances under RSU Plan	4,000	—	1,042	—	—	1,042
Stock-based compensation under DSU Plan	—	—	262	—	—	262
Other comprehensive income	—	—	—	1,629	—	1,629
Net income	—	—	—	—	8,818	8,818

Balance, March 31, 2013	89,778,112	$90	$603,111	$(3,787)	$32,565	$631,979

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Allied Nevada Gold Corp. and its consolidated subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations of the SEC. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and related footnotes of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments and disclosures necessary to fairly present the interim financial information set forth herein have been included. These interim financial statements, with the exception of the recently adopted accounting pronouncements described in Note 2, follow the same Significant Accounting Policies disclosed in the Company’s most recent Annual Report on Form 10-K.

The results reported in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year or for future years.

References to “$” refers to United States currency and “CDN $” to Canadian currency.

Reclassifications

Certain reclassifications have been made to the prior period Condensed Consolidated Financial Statements to conform to the current period presentation. The Company reclassified its advance payments for plant and equipment from Other assets, non-current to Plant, equipment, and mine development, net in the Condensed Consolidated Balance Sheet as of December 31, 2012. This reclassification had no effect on previously reported assets, cash flows, or net income.

2. Accounting Pronouncements

Recently Adopted

In January 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 states the intended scope of disclosures required by ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” apply to derivatives and hedging transactions. This pronouncement was effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2013, FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 improves the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report their corresponding effect(s) on net income. This pronouncement was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Other than the additional disclosure requirements, the adoption of this guidance did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

3. Inventories

The following table provides the components of inventories and the estimated recoverable gold ounces therein (in thousands, except ounces):

	March 31, 2013		December 31, 2012
	Amount	Gold ounces	Amount	Gold ounces
Materials and supplies	$19,567		$11,637

In-process	48,388	53,950	42,479	46,754
Carbon in-process	4,458	5,160	1,281	1,474
Precious metals	309	344	421	463

	$72,722	59,454	$55,818	48,691

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Stockpiles and Ore On Leach Pads

The following table summarizes stockpiles and ore on leach pads and the estimated recoverable gold ounces therein (in thousands, except ounces):

	March 31, 2013		December 31, 2012
	Amount	Gold ounces	Amount	Gold ounces
Current:
Ore on leach pads	$122,882	126,514	$93,088	114,252
Non-current:
Ore on leach pads	$30,721	31,629	$23,272	28,563
Stockpiles	18,015	42,049	15,085	32,074

	$48,736	73,678	$38,357	60,637

5. Prepaids and Other Assets

The following table provides the components of prepaids and other assets (in thousands):

	March 31, 2013	December 31, 2012
Prepaids and other
Prepaids	$5,590	$6,185
Federal income taxes receivable	2,848	3,150
Deposits	2,082	661
Derivative instruments - Note 14	831	1,826
Other	165	262

	$11,516	$12,084

Other assets, non-current
Debt issuance costs, net	$13,884	$13,947
Marketable equity securities	1,290	1,774
Reclamation policy premium, net	563	593
Other	50	50

	$15,787	$16,364

6. Plant, Equipment, and Mine Development, Net

The following table provides the components of plant, equipment, and mine development, net (in thousands):

	Depreciable life or method	March 31, 2013	December 31, 2012
Mine equipment	3 - 10 years	$236,667	$200,446
Mine development	Units-of-production	103,170	96,406
Leach pads	Units-of-production	38,700	38,700
Buildings and leasehold improvements	3 - 10 years	20,161	19,798
Furniture, fixtures, and office equipment	2 - 3 years	3,996	3,769
Vehicles	3 - 5 years	2,394	2,332
Construction in progress and other		365,314	247,262

		770,402	608,713
Less: accumulated depreciation and amortization		(82,126)	(70,676)

		$688,276	$538,037

The Company records advance payments for plant and equipment in construction in progress and other.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Other Liabilities

The following table summarizes the components of other liabilities, current and non-current (in thousands):

	March 31, 2013	December 31, 2012
Other liabilities, current
Accrued compensation	$3,985	$4,282
Refining and processing fees	2,807	4,503
Capital expenditure retentions	1,908	977

	$8,700	$9,762

Other liabilities, non-current
Derivative instruments - Note 14	$13,967	$9,324
Deferred royalty income	790	790
Other	82	109

	$14,839	$10,223

8. Debt

The following table summarizes the components of debt (in thousands):

	March 31, 2013	December 31, 2012
Debt, current:
Capital lease obligations	$35,554	$28,614

Debt, non-current:
Capital lease obligations	$114,286	$94,538
Term and Security Deposit loan	37,939	—
8.75% Senior Notes due June 2019 (1)	393,840	402,040

	$546,065	$496,578

(1)	Effective interest rate of 8.375% after cross currency swap.

Senior Notes

In May 2012, the Company issued CDN $400.0 million of uncollateralized senior notes (the “Notes”). The Notes are denominated in Canadian dollars, pay interest semi-annually at the rate of 8.75% per annum, and mature in June 2019. Concurrently with the issuance of the Notes, the Company entered into a cross currency swap agreement based upon a notional amount of $400.4 million, the gross proceeds to the Company from the issuance, which fixed the interest rate at 8.375% as further described in Note 14. The Notes balance was $393.8 million based upon the U.S. dollar to Canadian dollar exchange rate on March 31, 2013. The Notes are guaranteed by most of the Company’s currently wholly-owned subsidiaries, including Hycroft Resources & Development Inc., which owns the Hycroft Mine and conducts mining operations.

Capital Lease Obligations

The Company’s capital lease obligations are for the purchase of mining equipment, bear interest at rates between 4% - 7% per annum, and primarily carry 60-month terms. The following is a summary of the future minimum payments under the Company’s capital lease obligations as of March 31, 2013 (in thousands):

Fiscal Year	Minimum Lease Payments
2013	$31,082
2014	41,197
2015	39,121
2016	33,618
2017	19,016
2018	933
Less: interest	(15,127)

Net minimum capital lease payments	149,840
Less: current portion	(35,554)

Non-current portion	$114,286

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Term and Security Deposit LoanAgreement

In March 2013, the Companyentered into a Term and Security Deposit Loan Agreement (the “Loan Agreement”) related to the purchase of three electric rope shovels. Under the Loan Agreement, the Company has $60.0 million available for scheduled advance security deposit payments pursuant to purchase agreements for the electric rope shovels and up to $90.0 million available for capital lease obligation financing to fund the purchase of the electric rope shovels as they are commissioned at the Hycroft Mine. Under the Loan Agreement, as electric rope shovels are commissioned, amounts previously advanced to the Company for security deposits, together with the remaining purchase price of each electric rope shovel, will be converted and financed through individual capital lease obligations. The electric rope shovels will secure all amounts borrowed by the Company under the Loan Agreement.

All amounts borrowed under the Loan Agreement are subject to a 1.25% commitment fee, however, amounts previously advanced for security deposits and subsequently converted to capital lease obligations will not be subject to an additional fee upon conversion. Advances for security deposits under the Loan Agreement bear a fixed interest rate determined byan applicable rate plus the three month LIBOR, which approximated 4.7% at March 31, 2013. At March 31, 2013, no amounts were outstanding for capital lease obligations as the Company is still constructing the first electric rope shovel. The capital lease obligations will carry seven year terms and bear a fixed interest rate determined by the Federal Reserve seven year H15 Swap Rate plus an applicable margin of 3.5%.

Revolving Credit Agreement

In March 2013, the Company entered into the First Amendment to Credit Agreement (the “Amendment”) to the existing October 2012 $120.0 million revolving credit agreement (the “Revolver”), which matures in April 2016. The Amendment temporarily modifies the required Interest Coverage Ratio and Leverage Ratio, as defined in the Revolver, for the three months ended March 31, 2013. The Amendment accommodates the Company’s accelerated equipment deliveries for the ongoing expansion projects at the Hycroft Mine. Such ratios will return to the limits originally contained in the Revolver for the three months ended June 30, 2013 and all quarters thereafter.

The Revolver is collateralized by substantially all of the Company’s assets. The interest rate on drawdowns is at an applicable rate plus a base rate or LIBOR, with the applicable rate determined by financial ratios of the Company. During the three months ended March 31, 2013, no amounts were borrowed under the Revolver.

Debt Covenants

The Company’s Notes contain provisions that among other things restrict or limit the ability of the Company to redeem the Notes, incur or guarantee additional debt, pay dividends, and consolidate, merge or sell all or substantially all of the Company’s assets. The Loan Agreement also contains customary covenants, agreements, and events of default for loan agreements of this type. The Company’s Revolver and certain capital lease obligations contain financial covenants related to net worth and interest coverage and leverage ratios, as well as certain affirmative and restrictive covenants. As discussed above in the Revolving Credit Agreement section, certain financial ratios were temporarily modified for the three months ended March 31, 2013. The Company was in compliance with all debt covenants as of March 31, 2013.

Interest Expense

The following table summarizes the components of interest expense (in thousands):

	Three months ended March 31,
	2013	2012
8.75% Senior Notes due June 2019 (1)	$8,268	$—
Capital lease obligations	1,599	704
Amortization of debt issuance costs	622	40
Revolving credit facility standby fees	288	73
Other interest expense	107	—
Capitalized interest	(5,755)	(212)

	$5,129	$605

(1)	Effective interest rate of 8.375% after cross currency and interest rate swap.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Revenue

The table below is a summary of the Company’s gold and silver sales (in thousands, except ounces sold):

	Three months ended March 31,
	2013		2012
	Amount	Ounces	Amount	Ounces
Gold Sales	$43,972	27,256	$34,891	20,347
Silver Sales	5,218	174,766	4,334	128,306

	$49,190		$39,225

10. Income Tax Expense

For the three months ended March 31, 2013, the Company recorded tax expense of approximately $2.2 million based on an estimated annual effective rate of approximately 20%. Tax expense during the same period of 2012 was $4.0 million based on an estimated annual effective rate of 25%. The estimated annual effective tax rates for the three months ended March 31, 2013 and 2012 vary from the United States statutory tax rate of 35% primarily due to the effects of the percentage depletion deduction. Historically, the Company has not been subject to state or foreign income taxes as all Company operations and properties are located within the State of Nevada, which does not impose an income tax.

As necessary, the Company provides a reserve against the benefits of uncertain tax positions taken on its tax filings. Based on the weight of available evidence, the Company does not believe it has taken any uncertain tax positions that require the establishment of a reserve. The Company has not recorded any interest or penalties related to income tax liabilities as of March 31, 2013.

11. Income Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three months ended March 31,
	2013	2012
Net income available to common stockholders:	$8,818	$12,068

Weighted average common shares:
Basic	90,123	89,708
Effect of shares granted under the:
Restricted Share Unit Plan	697	718
2007 Stock Option Plan	473	641
Deferred Phantom Unit Plan	248	—
Deferred Share Unit Plan	34	—

Diluted	91,575	91,067

Income per share:
Basic	$0.10	$0.13
Diluted	$0.10	$0.13

As of March 31, 2012, shares previously granted under the Deferred Phantom Unit Plan were classified as liability instruments and, as such, excluded from the diluted income per share computation. Similarly, as of March 31, 2012, the Company had not yet adopted the Deferred Share Unit Plan.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation cost and unrecognized stock-based compensation cost by plan (in thousands):

	Three months ended March 31,
Stock-based compensation cost	2013	2012
Restricted Share Unit	$1,042	$1,590
Deferred Share Unit	262	—
Deferred Phantom Unit	—	882

	$1,304	$2,472

	March 31,
Unrecognized stock-based compensation cost	2013	2012
Restricted Share Unit	$16,510	$13,375

The following table summarizes activity of the Company’s stock-based compensation plans:

	Three months ended March 31,
	2013				2012
	Restricted Share Unit	2007 Stock Option	Deferred Phantom Unit	Deferred Share Unit	Restricted Share Unit	2007 Stock Option	Deferred Phantom Unit
Outstanding on January 1,	849,482	640,000	248,136	34,008	568,787	775,776	281,869
Correction of reporting issuance by plan administrator	—	—	—	—	280,000	—	—
Granted	529,712	—	—	—	222,181	—	—
Vested/exercised	(115,226)	(40,000)	—	—	(220,488)	(28,067)	—
Canceled/forfeited	(75,574)	—	—	—	(19,069)	—	—

Outstanding, end of period	1,188,394	600,000	248,136	34,008	831,411	747,709	281,869

Vested and unissued/exercisable, end of period	491,226	600,000	248,136	34,008	546,488	747,709	281,869

During the three months ended March 31, 2012, there was no activity for the Deferred Share Unit Plan as the Company adopted it in June 2012.

13. Fair Value Measurements

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Certain financial instruments, including cash and equivalents, accounts receivable, prepaids and other, accounts payable, and other liabilities, are carried at cost, which approximates fair value due to the short-term nature of these instruments. There were no changes to the Company’s valuation techniques and no transfers in or out of Levels 1 or 2 during the three months ended March 31, 2013.

The following table sets forth by level within the fair value hierarchy the Company’s financial instruments measured at fair value on a recurring basis (in thousands).

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets	March 31, 2013	December 31, 2012	Input Hierarchy Level
Available-for-sale securities:
Marketable equity securities	$1,290	$1,774	Level 1

Derivative instruments:
Cross currency swap - Note 14	$480	$1,391	Level 2
Diesel swap agreements - Note 14	351	435	Level 2

	$831	$1,826

Liabilities
Derivative instruments:
Cross currency swap - Note 14	$13,967	$9,324	Level 2

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted price of the marketable equity security multiplied by the quantity of shares held by the Company. The Company has elected to account for its available-for-sale securities using the fair value option in accordance with ASC 825 Financial Instruments. Available-for-sale equity securities are classified as Other assets, non-current with periodic changes in fair value included in periodic Other income (expense), net.

The Company’s Notes and derivative instruments are valued using models which require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, and correlations of such inputs. Some of the model inputs used in valuing the derivative instruments trade in liquid markets and, as such, model inputs can generally be verified and do not involve significant management judgment. Derivative instruments are classified within Level 2 of the fair value hierarchy and are included in Prepaids and other and Other liabilities, non-current. Using prevailing interest rates on similar investments and foreign currency forward rates, the estimated fair value of the Notes was $414.7 million at March 31, 2013. The fair value estimate of the Notes was prepared with the assistance of an independent third party and does not reflect their actual trading value.

14. Derivative Instruments

During 2012, the Company entered into swap agreements to hedge against price volatility of some of its operating cost exposure related to diesel fuel and to hedge against the effect of foreign exchange and interest rate fluctuations on cash flows related to the Notes. The diesel and cross currency swap agreements have been designated as cash flow hedges and, as such, changes in the market value of such instruments have been recorded in Accumulated other comprehensive income (loss). The Company did not experience any ineffectiveness in its hedging instruments during the three months ended March 31, 2013.

Diesel Swap Agreements

At March 31, 2013, the Company had outstanding diesel swap agreements that mature in 2013 for 0.9 million gallons at an average price of $2.60 per gallon. The Company believes it has hedged less than 10% of its forecasted diesel consumption for the remainder of 2013.

Cross Currency Swap

In May 2012, the Company entered into a cross currency swap concurrently with the issuance of the Notes. The notional value of the cross currency swap was $400.4 million and the interest rate was fixed at 8.375%. The Company makes interest payments ($400.4 million at 8.375%) to the counterparty in exchange for the Canadian dollars required to service the Notes (CDN $400.0 million at 8.75%). Upon maturity the Company will pay $400.4 million to the counterparty and receive CDN $400.0 million, which will be used to satisfy the face amount of the issuance.

Derivative Instrument Fair Values

The following table is a summary of the fair value of the Company’s derivative instruments (in thousands):

	March 31, 2013		December 31, 2012
	Prepaids and other	Other liabilities, non-current	Prepaids and other	Other liabilities, non-current
Cross currency swap	$480	$13,967	$1,391	$9,324
Diesel swap agreements	351	—	435	—

	$831	$13,967	$1,826	$9,324

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Accumulated Other Comprehensive Loss

Some of the Company’s diesel and cross currency swaps designated as cash flow hedges settled during the three months ended March 31, 2013, a portion of which was reclassified from Accumulated other comprehensive loss into earnings. The following table sets forth changes in Accumulated other comprehensive loss and the effect of the cash flow hedges on our Condensed Consolidated Financial Statements (in thousands):

	Three months ended March 31, 2013
	Cross Currency Swap	Diesel Swap Agreements	Tax Effects	Total
Balance, beginning of period	$(9,574)	$1,241	$2,917	$(5,416)
Gain (loss) recognized in other comprehensive income (loss)for effective portion of unsettled cash flow hedges	2,646	(84)	(897)	1,665
Settlements of cash flow hedges	(8,030)	147	2,759	(5,124)
Reclassifications into earnings when underlying hedgedtransactions impacted earnings:
Reclassified to Interest expense	(170)	—	60	(110)
Reclassified to Other, net	8,200	—	(2,870)	5,330
Reclassified to Production costs	—	(203)	71	(132)

Balance, end of period	$(6,928)	$1,101	$2,040	$(3,787)

The Company did not have any activity or amounts in Accumulated other comprehensive income (loss) during the three months ended March 31, 2012.

A foreign currency transactiongain of $8.2million decreased the outstanding Notes balance and was included in Other, net. As a result of the cross currency swap, the transactiongain was offset by a corresponding loss included in Other, net, resulting in no impact to net income. Similarly, any future foreign currency transaction gain (loss) attributable to the Notes and included in Other, net will be offset due to the currency swap, resulting in no impact to net income.

As a result of the cross currency swap the Company recorded a $0.2 million reduction to Interest expense, representing the difference in interest expense between the swapped amount and rate ($400.4 million at 8.375%) and the interest expense on the issued amount and stated rate (CDN $400.0 million at 8.75%) translated to US dollars. The Company estimates that $0.3 million (net of tax) related to the currency swap will be reclassified from Accumulated other comprehensive loss into earnings during the next 12 months.

During the three months ended March 31, 2013, as certain gold ounces were sold, a $0.2 million reduction to Production costs resulted from reclassifying previously settled diesel swap agreements into earnings. The Company estimates that $0.4 million (net of tax) related to the previously settled diesel swap agreements will be reclassified from Accumulated other comprehensive loss into earnings during the next 12 months.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

15. Segment Information

The Company is engaged in the operation of the Hycroft Mine and the evaluation, acquisition, exploration, and advancement of gold exploration and development projects in Nevada. Our segments are defined as components of the Company for which separate financial information is available that is evaluated regularly by the executive decision-making group in assessing performance, establishing operating plans and budgets, and deciding how to allocate resources. Segment information as of and for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

As of and for the three months ended March 31,	Hycroft Mine	Exploration	Corporate and Other	Total
2013
Revenue	$49,190	$—	$—	$49,190
Depreciation and amortization	3,588	—	258	3,846
Income (loss) from operations	23,635	(987)	(6,167)	16,481
Interest income	4	—	122	126
Interest expense	(1,705)	—	(3,424)	(5,129)
Other income (expense), net	2	—	(481)	(479)

Income (loss) before taxes	21,936	(987)	(9,950)	10,999
Total assets	1,081,664	39,586	199,915	1,321,165
Capital expenditures	$156,802	$—	$49	$156,851

2012
Revenue	$39,225	$—	$—	$39,225
Depreciation and amortization	1,950	—	50	2,000
Income (loss) from operations	21,992	(1,019)	(5,066)	15,907
Interest income	1	—	125	126
Interest expense	(492)	—	(113)	(605)
Other income, net	10	—	653	663

Income (loss) before taxes	21,511	(1,019)	(4,401)	16,091
Total assets	389,810	39,382	241,857	671,049
Capital expenditures	$30,538	$2	$988	$31,528

16. Commitments and Contingencies

The Company is from time to time involved in various legal proceedings related to its business. Management does not believe that adverse decisions are likely in any pending or threatened proceeding, or that amounts that may be required to be paid will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Purchase obligations

At March 31, 2013, the Company had purchase obligations not recorded in the Condensed Consolidated Financial Statements totaling $333.3 million for the purchase of capital items associated with the ongoing expansion projects, of which $164.4 million is believed to be non-cancelable. The capital items included haul trucks, drills, crushers, wire rope shovels, and leach pad and mill related additions. The Company has the ability to cancel certain purchase obligations subject to the terms of the individual vendor agreements, which may include penalties. During 2013 and 2014, the Company expects purchase obligations to be satisfied through a combination of capital lease financing arrangements and cash payments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “us”, “our”, the “Company”, and “Allied Nevada” refer to Allied Nevada Gold Corp. and its subsidiaries. The following discussion, which has been prepared based on information available to us as of April 30, 2013, provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2012. References to “$” refers to United States currency and “CDN $” to Canadian currency.

Overview of the Company

We are a U.S.-based gold and silver producer focused on mining, development, and exploration properties in the state of Nevada. Our operating mine, the Hycroft Mine, was restarted in 2008 and is undergoing expansion projects to implement oxide and sulfide mineralization processing capabilities which will provide staged production increases. At December 31, 2012 we had proven and probable mineral reserves of 11.9 million ounces of gold and 509.6 million ounces of silver.

In 2013, our Hycroft Mine is expected to produce approximately 225,000 to 250,000 ounces of gold and 1.5 million to 1.8 million ounces of silver, more of which is expected to be produced in the second half of the year as critical projects are completed.

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

Executive Summary

Our first quarter 2013 highlights included the following, which are discussed in further detail throughout the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Health and safety: We remained committed to one of our core values, health and safety, and had no lost time accidents or reportable environmental incidents during the first quarter of 2013.

Net income: Our first quarter 2013 net income was $8.8 million ($0.10 per share), a decrease of 27% from the first quarter 2012 net income of $12.1 million ($0.13 per share).

Ounces sold: Gold ounces sold in the first quarter of 2013 increased 34% to 27,256 ounces, compared to 20,347 ounces sold in the same period of 2012. Silver ounces sold in the first quarter of 2013 increased 36% to 174,766 ounces, compared to 128,306 ounces sold in the same period of 2012.

Strengthened operations team: We significantly strengthened the Hycroft Mine operating team, most notably with the additions of Randy Buffington (Executive Vice President and Chief Operating Officer), a new Process Manager, and a new Operations Manager. These individuals bring to the Hycroft Mine extensive experience in management, operations, processing, engineering, and construction.

Hycroft Mine operations: During the first quarter of 2013, we achieved our expected mining rate and placed 9.6 million ore tons on the leach pads containing approximately 106,473 ounces (53,347 recoverable ounces) of gold and 1.4 million ounces of silver; however, such ounces were placed at higher than expected mining costs. During the first quarter of 2013, we installed and commenced operating the first new set of 2,500 gallon per minute (“gpm”) carbon columns which increased our solution processing capacity by approximately 30% to over 9,000 gpm. A second retort was commissioned during the first quarter which we believe will allow us to process all of our precipitate at site.

Hycroft Mine expansion projects: Construction and equipment deliveries remain on time and as budgeted as we examine engineering and design requirements in light of the recent significant volatile metal prices. We continued work on the crushing system and 21,500 gpm Merrill-Crowe plant, lining the new North leach pad, began assembling the first 73 cubic-yard electric wire rope shovel, and continued receiving and commissioning equipment to increase our mining rate. We expect to meet planned 2013 commissioning dates for the aforementioned critical projects. Currently we believe there is value in phasing construction of the mill starting with a 75,000 tpd plant in 2015 and increasing to 130,000 tpd once the initial phase is operating according to plan. We expect that, once engineering is optimized, we will be able to show lower initial capital costs, initially processing only higher grade oxide and transition ore through the mill, leaching that ore on site and only producing sulfide concentrate as per demand.

Hycroft Mine

Operations

Key operating statistics for the three months ended March 31, 2013 and 2012 areas follows:

	Three months ended March 31,
	2013	2012
Ore mined (000’s tons)	9,587	4,008
Ore mined and stockpiled (000’s tons)	649	—
Waste mined (000’s tons)	7,319	7,450

	17,555	11,458

Excavation mined (000’s tons)	3,127	—

Ore mined grade - gold (oz/ton)	0.011	0.016
Ore mined grade - silver (oz/ton)	0.142	0.524

Ounces produced - gold	38,019	32,473
Ounces produced - silver	188,000	166,156

Ounces sold - gold	27,256	20,347
Ounces sold - silver	174,766	128,306

Average realized price - gold ($/oz)	$1,613	$1,715
Average realized price - silver ($/oz)	$30	$34

Average spot price - gold ($/oz)	$1,632	$1,691
Average spot price - silver ($/oz)	$30	$33

Total adjusted cash costs [1] (thousands)	$16,584	$10,805
Adjusted cash costs per ounce[1]	$608	$531

During the first quarter of 2013, we experienced both successes and challenges in mining and processing operations at our Hycroft Mine.

We achieved our expected ore mining rate and strip ratio by placing 9.6 million tons of ore on the leach pads that contained approximately 106,473 ounces (53,347 recoverable ounces) of gold and 1.4 million ounces of silver, however, due to uncommonly inclement weather experienced in January and increased mining costs due to Hitachi shovel maintenance, the ounces were placed on the leach pads at higher than expected costs and negatively impacted our production costs and adjusted cash costs per ounce1. The first 73 cubic-yard electric wire rope shovel is expected to be operational ahead of schedule in May of 2013 which we anticipate will benefit our future mining costs. The excavation tons mined during the 2013 quarter related entirely to the mill site excavation. Our total tons mined in the 2013 quarter increased significantly from the 2012 quarter due to the increased mining fleet, which supports our oxide expansion.

During the first quarter of 2013, we successfully commissioned the first new set of 2,500 gpm carbon columns, and with the second set having been commissioned early in the second quarter of 2013, we have significantly increased our solution processing capacity. We also commissioned a second retort which we expect will allow us to process all precipitate generated from the Merrill-Crowe plant. Prior to this retort’s commissioning we experienced processing limitations which prevented us from selling approximately 7,200 ounces of gold and 43,000 ounces of silver that remained in in-process inventories at quarter end. In addition to our planned second quarter 2013 sales, we expect to process and sell the metal that remained in precipitate at the end of the first quarter during the second quarter. We also consumed higher than expected lime and cyanide as we worked to improve leach pad solution properties, which also increased our production costs and adjusted cash costs1.

When compared to the first quarter of 2012, our 2013 adjusted cash costs1 were negatively impacted by the aforementioned increased mining and processing costs and lower realized prices. The ratio of silver ounces sold to gold ounces sold was in-line with expectations and comparable in both periods (6.4:1 in the 2013 quarter and 6.3:1 in the 2012 quarter).

As discussed in the Operations Outlook section below, we continue to expect to sell approximately 225,000 to 250,000 ounces of gold and 1.5 million to 1.8 million ounces of silver in 2013.

Hycroft Expansion Projects

We are undergoing expansion projects to implement oxide and sulfide mineralization processing capabilities which will provide staged production increases. Ongoing expansion projects at the Hycroft Mine include 1) increasing the mining rate through larger capacity haul trucks, shovels, and production drills; 2) expanding leach pad operations through increased pad size, additional solution processing capacity, and the addition of a gyratory crusher to enhance the exposure of ore to the leach process; 3) constructing a mill to process transitional and sulfide mineralization; and 4) upgrading infrastructure items to handle the milling demands, including power transmission and distribution and the construction of a railroad spur and an employee housing project.

[1]	The term “adjusted cash costs” is a non-GAAP financial measure. See the section on “Non-GAAP Financial Measures” in this MD&A.

The mining industry as a whole has been largely impacted by the recent volatility in metal prices. In accordance with our Liquidity and Capital Resources management strategy, which is discussed below, we are currently undergoing a review of the mill’s construction timing and size. Our plans to complete and operate a 130,000 ton per day (“tpd”) mill by early 2015 are under review. Currently we believe there is value in phasing construction of the mill starting with a 75,000 tpd plant in 2015 and increasing to 130,000 tpd once the initial phase is operating according to plan. We expect that, once engineering is optimized, we will be able to show lower capital costs, initially processing only higher grade oxide and transition ore through the mill, leaching that ore on site and only producing sulfide concentrate as per demand. We are currently evaluating a number of options for onsite beneficiation of that concentrate. At this time, we do not have an updated timing, scope, or capital cost estimate for the staged mill scenario or revised long term projections and estimates of production and cost arising from the staged mill scenario. We expect the reserves will be unaffected and remain as stated in our most recently filed Annual Report on Form 10-K.

The capital cost estimate for the previously announced expansion project is expected to be $1.24 billion. As of March 31, 2013, we had spent or committed $723.5 million, which represents approximately 58% of the total capital estimate. Included in the $723.5 million spent or committed at March 31, 2013, were purchase obligations totaling $315.7 million, a portion of which are expected to be financed through capital leases. We estimate that 2013 capital expenditures at the Hycroft Mine for the expansion projects will total approximately $394.9 million; however, such amount may change if we determine our expansion project will include a stage with a smaller than originally planned mill, which as discussed above, is currently being analyzed by us. For additional discussion about the Hycroft Mine expansion spending see the Liquidity and Capital Resources section below. The following sections provide additional detail on the Hycroft Mine expansion projects.

Increasing the Mining Rate

The mining equipment required for the expansion projects has been arriving at site since late 2010 and will continue to be delivered through 2014. The expansion requires us to increase the annual mining rate to 94 million tons by the end of 2013. As of April 2013, we had commissioned 31 320-ton Komatsu haul trucks, including nine received in 2013. Other major additions to mobile equipment in 2013 are the first two (of three) wire rope shovels. The first wire rope shovel is expected to be operational ahead of schedule in May 2013 and the second one is expected to become operational in the latter half of 2013.

Expanding Leach Pad Operations

To accommodate the increased mining rate our leach pad processing capabilities are being expanded. As of December 31, 2012, our leach pad capacity was 12.0 million square feet and is planned to increase during 2013 to 20.0 million square feet with the completion of the new North leach pad, which we expect to begin stacking ore on by the end of the second quarter of 2013. During the first quarter of 2013, we continued construction on the primary, secondary, and tertiary crushers and expect to commission the gyratory crusher in the middle of the third quarter of 2013. The new 21,500 gpm Merrill-Crowe processing facility remains on track to be commissioned in the third quarter of 2013 which would bring our total solution processing capacity to 33,000 gpm.

Mill Construction

The mill will be used to process the higher grade oxide and transitional ores and the sulfide ore. We currently expect the mill to have a design capacity allowing for the processing of 130,000 tons of ore per day through a crush-grind-float-leach flowsheet. In the first quarter of 2013, we continued excavation of the facility location, allowing us to begin construction of the building foundation in the second half of 2013; however, as discussed above, the timing and staging of the mill construction is currently undergoing a review. The Company has ordered long-lead time items critical to the construction schedule, which are currently expected to arrive as scheduled. To date, the major long-lead components that have been ordered include SAG mills and motors, ball mills and motors, a regrind mill, flotation cells, thickeners, and pumps.

Infrastructure Upgrades

Our expansion plans require that we upgrade the infrastructure at the Hycroft Mine, including the power transmission and distribution system to handle demands of the mill and electric wire rope shovels and construction of a rail spur. Additionally, we are building a housing development in Winnemucca, NV for our current and future workforce, which we plan to rent and/or sell to our employees. We have completed the first six homes and one townhouse, of which, four homes have executed sales contracts to be sold to employees.

Operations Outlook

In 2013, we expect to sell approximately 225,000 to 250,000 ounces of gold and 1.5 million to 1.8 million ounces of silver. Sales in the first half of the year are expected to be approximately 90,000 to 100,000 ounces of gold, increasing in the second half of the year. We expect to move 94.1 million tons of material, including 46.5 million tons of ore at average grades of 0.012 oz/ton gold and 0.25 oz/ton silver. With the operation of the two wire rope shovels, one of which is expected to be commissioned during the second quarter and the other in the latter half of the year, the mining rate for the first half is expected to average 200,000 tons per day and is expected to increase to average 290,000 tons per day in the second half. The overall strip ratio for 2013 is expected to be 0.6:1. A number of critical projects must be completed to achieve the higher end of the stated guidance range of metal sales. The stated guidance assumes that there will be no material delays in the start-up of the North leach pad, new Merrill-Crowe facility or operation of additional mobile equipment. Adjusted cash costs1 for 2013 are expected to be in the range of $665 to $685 per ounce (with silver as a byproduct credit), which is an increase from our previously expected range.

Results of Operations

Revenue

Gold Revenue

The table below summarizes changes in gold revenue, ounces sold, and average realized prices for the following periods:

	Three months ended March 31,
	2013	2012
Total gold revenue (thousands)	$43,972	$34,891
Gold ounces sold	27,256	20,347
Average realized price (per ounce)	$1,613	$1,715

The change in gold revenue was attributable to (thousands):	2013 vs . 2012
Increase in ounces sold	$11,848
Decrease in average realized price	(2,066)
Effect of average realized price decrease on ounces sold increase	(701)

	$9,081

Our gold revenue increased by approximately 26% in the 2013 quarter, primarily due an increase of 6,909 ounces sold over that of the 2012 quarter. The increase in ounces sold in the 2013 quarter was due to the growth in our oxide heap leach operations. With our expanded mine equipment fleet and increased leach pad capacity, we have been able to increase the ore under leach. Although ounces sold increased in the 2013 quarter, we experienced retort capacity limitations which resulted in approximately 7,200 ounces of gold remaining in in-process precipitate inventory at quarter end. During the first quarter of 2013, we successfully commissioned a second retort and expect to sell the 7,200 ounces that remained in precipitate at the end of the first quarter during the second quarter of 2013 (in addition to our planned second quarter sales).

Compared to the 2012 quarter, our gold revenue was negatively impacted by a $102 (6%) decrease in the average realized price per ounce in the 2013 quarter.

Silver Revenue

The table below summarizes changes in silver revenue, ounces sold, and average realized prices for the following periods:

	Three months ended March 31,
	2013	2012
Total silver revenue (thousands)	$5,218	$4,334
Silver ounces sold	174,766	128,306
Average realized price (per ounce)	$30	$34

The change in silver revenue was attributable to (thousands):	2013 vs . 2012
Increase in ounces sold	$1,569
Decrease in average realized price	(503)
Effect of average realized price decrease on ounces sold increase	(182)

	$884

Our silver revenue increased by approximately 20% in the 2013 quarter due to an increase of 46,460 ounces sold over that of the 2012 quarter. The ratio of silver ounces sold to gold ounces sold was in-line with expectations and comparable in both periods (6.4:1 in the 2013 quarter and 6.3:1 in the 2012 quarter). As discussed above in the Gold Revenue section, due to retort capacity limitations, we expect to sell approximately 43,200 ounces of silver that remained in in-process precipitate inventory at the end of the first quarter of 2013 during the second quarter of 2013 (in addition to our planned second quarter sales).

[1]	The term “adjusted cash costs” is a non-GAAP financial measure. See the section on “Non-GAAP Financial Measures” in this MD&A.

Compared to the 2012 quarter, our silver revenue was negatively impacted by a $4(12%) decrease in the average realized price per ounce in the 2013 quarter.

Total cost of sales

Total cost of sales consists of production costs and depreciation and amortization. The table below summarizes changes in total cost of sales for the following periods (in thousands):

	Three months ended March, 31
	2013	2012
Production costs	$21,802	$15,139
Depreciation and amortization	3,846	2,000

Total cost of sales	$25,648	$17,139

The change in cost of sales was attributable to:	2013 vs . 2012
Increase in gold ounces sold	$5,820
Increase in average cost of sales per ounce	2,008
Effect of average cost per ounce increase on ounces sold increase	682

	$8,510

As discussed above in the Gold Revenue section we sold 6,909 more gold ounces in the 2013 quarter, which together with an increase in the average cost of sales per gold ounce, increased our total cost of sales. Our first quarter 2013 production costs were negatively impacted by increased mining costs associated with inclement weather in January and equipment maintenance. We also experienced higher usage of lime and cyanide as we worked to improve leach pad solution properties, resulting in increased processing costs. During the six months preceding March 31, 2013 and 2012, the average grade of ore placed on the leach pads was 0.011 oz/ton and 0.014 oz/ton, respectively, and adversely impacted our average cost per ounce, but was expected per the mine plan. The aforementioned factors that negatively impacted our production costs were offset by a lower strip ratio in the 2013 quarter (0.76:1) than the 2012 quarter (1.85:1).

Additionally, we had in service an additional $179.8 million of plant, equipment, and mine development at the end of the 2013 quarter, resulting in increased depreciation and amortization.

Exploration, development, and land holding costs

Exploration, development, and land holding costs totaled $1.0 million in each of the first quarters of 2013 and 2012, consisting of compensation and benefit costs for our exploration employees, land holding and claim maintenance fees, and minimal exploration program fees, as expected during the first quarters of each period.

Corporate general and administrative

Corporate general and administrative costs totaled $5.9 million and $5.0 million during the first quarters of 2013 and 2012, respectively. Our corporate general and administrative costs increased in the 2013 quarter due to higher compensation and benefit costs from increased staff levels required to support our growing operations. This increase was partially offset by a $1.2 million decrease in stock-based compensation for directors and employees. In the first quarter of 2013 we recorded $0.6 million less of stock-based compensation for outstanding shares granted under the Deferred Phantom Unit Plan due to the August 2012 plan modification and $0.6 million less of stock-based compensation for shares granted under the Restricted Share Unit Plan that were subject to performance based vesting criteria and subsequently forfeited (on March 31, 2013).

Interest expense

Interest expense was $5.1 million and $0.6 million during the first quarters of 2013 and 2012, respectively. We issued senior notes in May of 2012 and regularly enter into additional capital lease obligations for mine equipment, both of which increased the interest expense recorded in the 2013 quarter. For additional detail, see Note 8 – Debt to our Notes to Condensed Consolidated Financial Statements.

Other, net

Other, net was $0.5 million of expense and $0.7 million of income during the first quarters of 2013 and 2012, respectively, and in both periods consisted primarily of fair value changes to shares received in a 2011 mineral property sale.

Income tax expense

Income tax expense totaled $2.2 million and $4.0 million during the first quarters of 2013 and 2012, respectively. Income tax expense for the first quarters of 2013 and 2012 was based upon estimated annual effective rates of approximately 20% and 25%, respectively, which differs from the United States statutory rate of 35% primarily due to the effects of the percentage depletion deduction.

Net income

For the reasons described above, we reported net income of $8.8 million and $12.1 million for the first quarters of 2013 and 2012, respectively.

Other comprehensive income, net of tax

In the first quarter of 2013, other comprehensive income, net of tax totaled $1.6 million and included amounts for the change in fair value of our cash flow hedge instruments, settlements of such hedges, and reclassifications into earnings. For additional detail, see Note 14 – Derivative Instruments to our Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

General

We closely manage our liquidity and capital resources by, among other things, 1) monitoring metal prices and the impacts (near-term and future) they have on our business; 2) controlling our working capital; 3) managing discretionary general and administrative and exploration related spending; 4) planning the timing and amounts of capital expenditures at the Hycroft Mine; and 5) reviewing our existing borrowing arrangements and availability under such arrangements. In light of the consideration of the phased expansion plan, together with volatile metal prices, we will continue to consider additional options to strengthen our financial position. Additionally, the timing of capital expenditures for our expansion projects can be adjusted, if we feel necessary, to respond to changes in our business environment.

Cash and cash equivalents and liquidity

Our principal sources of liquidity are cash and cash equivalents, as well as any cash flow from our ongoing business, which we believe will allow us to meet our needs for working capital, capital expenditures, debt service, and other liquidity requirements associated with our operations and expansion projects for at least the next 12 months. We have placed substantially all of our cash and cash equivalents in short-term money market instruments with a single, high quality financial institution, thereby ensuring balances remain readily available. Due to the nature of our operations and the composition of our current assets, our cash and cash equivalents and accounts receivable balances represent substantially all of our liquid assets on hand. In addition to our liquid assets on hand, we have access to additional liquidity under our $120.0 million revolving credit facility and capital lease financing arrangements from our equipment vendors, which are discussed in the Available sources of liquidity section below. As of March 31, 2013, we had existing cash and cash equivalents of $243.1 million, which decreased from the December 31, 2012 balance of $347.0 million due to the use of cash in our ongoing expansion projects at the Hycroft Mine, discussed in additional detail below in the Cash used in investing activities section.

Future cash requirements

We expect our future net cash used in investing and financing activities during the next 2 years will exceed all future cash flows provided by operating activities. Our primary future cash requirements will be to fund our expansion of the Hycroft Mine, discussed above in the Hycroft Expansion Projects section, make scheduled semi-annual interest payments on the May 2012 senior notes (the “Notes”), and make scheduled principal and interest payments on our capital leases. See the Contractual Obligations section below for additional detail on our future cash requirements.

As discussed in this Liquidity and Capital Resources section, we believe that we have sufficient resources to fund our operations and expansion projects for at least the next 12 months. Our liquidity and capital resources management entails a disciplined strategy that allows us to respond to changes in our business environment and other factors beyond our control. We do however, continually evaluate financing options that may improve our current liquidity and financial condition, are attainable on favorable and reasonable terms, and are permissible under our existing debt agreements. This may include, but is not limited to, issuance of various forms of equity and/or debt securities or other instruments or arrangements. Additionally, the timing of capital expenditures for our expansion projects can be adjusted, if we feel necessary, to respond to changes in our business environment. As discussed above in the Hycroft Expansion Projects section, we are currently reviewing and evaluating the expected impact of staging the construction of the mill, which we project, will reduce the overall capital expenditures associated with the Hycroft Mine expansion. At this time, we do not have an updated timing, scope, or capital cost estimate for the staged mill scenario or revised long term projections and estimates of production and cost arising from the staged mill scenario.

Available sources of liquidity

In addition to our cash and cash equivalents discussed above, the following available sources of liquidity existed at March 31, 2013, which are discussed in additional detail in Note 8 – Debt to our Condensed Consolidated Financial Statements.

Revolving credit facility

Our October 2012 $120.0 million revolving credit agreement (the “Revolver”) matures in April 2016 and provides us with additional liquidity. As of and for the quarter ended March 31, 2013, no amounts were borrowed or outstanding under the Revolver.

In March 2013, we entered into the First Amendment to Credit Agreement (the “Amendment”) to the Revolver, which temporarily modifies the required Interest Coverage Ratio and Leverage Ratio, as defined in the Revolver, for the three months ended

March 31, 2013. The Amendment accommodates our accelerated equipment deliveries for the ongoing expansion projects at our Hycroft Mine. Such ratios will return to the limits originally contained in the Revolver for the three months ended June 30, 2013 and all quarters thereafter. While we were in compliance with the amended covenants as of March 31, 2013, we regularly monitor our projected compliance under the Revolver’s financial ratio tests and believe that future amendments to the Revolver may be necessary for us to maintain compliance. If such future amendments are not agreed to by the lenders, the Revolver may no longer be available for us to draw upon and will negatively impact our available sources of liquidity.

Capital lease obligation commitments

A majority of our mine equipment has been acquired through capital lease obligations. Such obligations primarily bear interest at rates between 4% - 7% per annum, carry 60-month terms, require equal monthly payments, and are secured by the underlying equipment to which they relate. We have arranged through our equipment vendors and a financial institution to finance expenditures for our major mine equipment during our expansion of the Hycroft Mine. Certain capital lease obligations contain through reference, the same financial ratio covenants as the Revolver, which were amended during the first quarter of 2013. As discussed above in the Revolving credit facility section, if future amendments to the Revolver are needed and not agreed to by the lenders, certain capital lease obligations may be accelerated by the lenders thereto, which will negatively impact our available sources of liquidity.

Term and Security Deposit Loan Agreement

In March 2013, we entered into a Term and Security Deposit Loan Agreement (the “Loan Agreement”) related to the purchase of three electric rope shovels. Under the Loan Agreement, $60.0 million is available to us for scheduled advance security deposit payments pursuant to purchase agreements for the electric rope shovels and up to $90.0 million is available to us for capital lease obligation financing to fund the purchase of the electric rope shovels as they are commissioned at our Hycroft Mine. Under the Loan Agreement, as electric rope shovels are commissioned, amounts previously advanced to us for security deposits, together with the remaining purchase price of each electric rope shovel, will be converted and financed through individual capital lease obligations. The electric rope shovels will secure all amounts borrowed by us under the Loan Agreement. As of March 31, 2013, $37.9 million was outstanding under the Loan Agreement for advance security deposits.

Sources and uses of cash for the first quarters of 2013 and 2012 (in thousands)

	Three months ended March 31,		Increase (Decrease)
	2013	2012	2013 vs 2012
Net income	$8,818	$12,068	$(3,250)
Net non-cash adjustments	5,799	6,375	(576)
Net change in operating assets and liabilities	(8,796)	(16,074)	7,278

Net cash provided by operating activities	5,821	2,369	3,452
Net cash used in investing activities	(103,463)	(34,588)	(68,875)
Net cash used in financing activities	(6,292)	(2,660)	(3,632)

Net decrease in cash and cash equivalents	(103,934)	(34,879)	(69,055)

Cash and cash equivalents, beginning of year	347,047	275,002

Cash and cash equivalents, end of year	$243,113	$240,123

Cash provided by operating activities

Our operating cash flows vary with prices realized from metal sales, sales volumes, production costs, mine plans, working capital changes, and non-cash amounts included in net income. Our operating cash flows are largely impacted by increases in production related inventories as we increase our mining rate, expand our heap leach operations, and continue stockpiling sulphide ore for the mill.

Our first quarter 2013 net income and net non-cash adjustments decreased by $3.8 million for the reasons discussed above in the Results of Operations. During the first quarter of 2013, the increase to our Inventories and Stockpiles and ore on leachpads resulted in a $49.3 million use of cash as recoverable gold ounces in Inventories and Stockpiles and ore on leachpads increased by 36,066 ounces and our materials and supplies balance increased by $7.9 million. This use of cash was offset by $28.2 million received as partial collection of a receivable from the second half 2012 sale of unprocessed carbon and precipitate as well as an increase in interest payable of $8.3 million for interest accrued on the senior notes.

Cash used in investing activities

The amount of cash used in investing activities significantly increased in the first quarter of 2013 due to the ongoing expansion projects at the Hycroft Mine. During the 2013 quarter, cash additions to plant, equipment, and mine development totaled $94.4 million and included $28.9 million for the mill project, $22.3 million for the crushing facility, $17.4 million for mine equipment, $8.4 million for leach pad expansions, $6.9 million for an employee housing project, $6.8 million for mine development, and $3.7 million for other additions. Additionally, during the 2013 quarter we increased our restricted cash balances by $9.0 million to collateralize surety bonds related to our expanding operations at the Hycroft Mine.

During the 2012 quarter, cash additions to plant, equipment, and mine development totaled $31.5 million and included $14.3 million for mine equipment, $8.9 million for mine development, $3.9 million for leach pad expansions, and $4.4 million for other additions. Additionally, during the 2012 quarter we increased our restricted cash balances by $3.1 million.

Cash used in financing activities

During the first quarters of 2013 and 2012, we made repayments of principal on capital lease obligations of $6.0 million and $2.8 million, respectively. Our repayments on capital lease obligations increased in the 2013 quarter as a result of entering into additional leases, primarily for haul trucks and other mobile mine equipment.

Capital requirements

We believe that cash flow from our ongoing business, when combined with our other sources of liquidity, including our existing cash and cash equivalents, future cash provided from collecting accounts receivable balances, the Revolver, and capital lease financing arrangements, will be sufficient over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due. The following table provides our gross contractual obligations as of March 31, 2013 (in thousands):

		Payments Due by Period
		Less than	1 – 3	3 – 5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Capital lease obligations (1)	$164,967	$41,349	$78,754	$44,864	$—
Senior notes (2)	618,368	33,534	67,067	67,067	450,700
Remediation and reclamation obligations (3)	23,951	331	561	19	23,040
Property option and claim maintenance obligations (4)	14,746	882	2,132	2,492	9,240
Term and security deposit loan (5)	1,337	1,337	—	—	—
Purchase obligations (6)	164,378	164,378	—	—	—

	$987,747	$241,811	$148,514	$114,442	$482,980

(1)	Amount represents principal and interest payments.
(2)	Amount represents principal and interest payments after the effect of the cross currency swap agreement. The senior notes mature on June 1, 2019 with semi-annual interest payment due on June 1 and December 1.
(3)	Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here.
(4)	Includes BLM and county claim fees and a 4% net profits royalty on Crofoot claims at the Hycroft Mine.
(5)	Amount represents interest only on advances made to the Company as of March 31, 2013, for scheduled advance security deposit payments. As discussed in Note 8 – Debt to our Notes to Condensed Consolidated Financial Statements, principal and interest payments will commence as equipment is commissioned.
(6)	Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations primarily represent obligations for the purchase of capital items associated with the ongoing expansion projects at the Hycroft Mine. The amounts shown above represent certain purchase obligations which we cannot cancel, or which would require payment of penalties if canceled. It is expected that a portion of these purchase obligations will be satisfied through capital lease financing.

Debt covenants

We were in compliance with all debt covenants as of March 31, 2013, which are discussed below in additional detail.

Senior notes

In May 2012, we issued CDN $400.0 million of uncollateralized Notes that pay interest semi-annually at the rate of 8.75% per annum and mature in June 2019. Concurrently with the issuance of the Notes, we entered into a cross currency swap agreement based upon a notional amount of $400.4 million, the gross proceeds to us from the issuance, and a fixed interest rate of 8.375%. The Notes constitute senior unsecured obligations and are guaranteed by most of our currently wholly owned subsidiaries, including Hycroft Resources & Development Inc., which owns the Hycroft Mine and conducts mining operations. We are using the net proceeds from the Notes to fund capital expenditures at the Hycroft Mine.

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

Revolving credit facility

Our October 2012 $120.0 million Revolver, which matures in April 2016, is collateralized by most of our assets and among other things, contains covenants related to net worth, interest coverage and leverage ratios, and limitations on dividends.

In March 2013, we entered into the Amendment to the Revolver, which temporarily modifies the required Interest Coverage Ratio and Leverage Ratio, as defined in the Revolver, for the three months ended March 31, 2013. The Amendment accommodates our accelerated equipment deliveries for the ongoing expansion projects at our Hycroft Mine. Such ratios will return to the limits originally contained in the Revolver for the three months ended June 30, 2013 and all quarters thereafter.

Term and Security Deposit Loan Agreement

In March 2013, we entered into a Loan Agreement related to the purchase of three electric rope shovels. Under the Loan Agreement, we have $60.0 million available for scheduled advance security deposit payments pursuant to purchase agreements for the electric rope shovels and up to $90.0 million available for capital lease obligation financing to fund the purchase of the electric rope shovels as they are commissioned at the Hycroft Mine. The electric rope shovels will secure all amounts borrowed by us under the Loan Agreement. The Loan Agreement contains customary covenants, agreements, and events of default for loan agreements of this type.

Capital lease obligations

Certain capital lease obligations contain financial covenants related to net worth, interest coverage and leverage ratios, and contain limitations on dividends. The financial covenants reference the financial ratios contained in the Revolver. As discussed above in the Revolving credit facility section, the Amendment to the Revolver resulted in modified financial ratio covenants for certain capital lease obligation covenants for the first quarter of 2013.

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

The table below presents a reconciliation between non-GAAP adjusted cash costs to cost of sales (GAAP) for the three months ended March 31, 2013 and 2012 (in thousands, except ounces sold):

	Three months ended March 31,
	2013	2012
Total cost of sales	$25,648	$17,139
Less:
Depreciation and amortization	(3,846)	(2,000)
Silver revenues	(5,218)	(4,334)

Total adjusted cash costs	$16,584	$10,805
Gold ounces sold	27,256	20,347
Adjusted cash costs per ounce	$608	$531

Off-balance sheet arrangements

As of March 31, 2013, we had no off-balance sheet arrangements.

Accounting Developments

For a discussion of recently issued and recently adopted accounting pronouncements, see Note 2 – Accounting Pronouncements to our Notes to Condensed Consolidated Financial Statements.

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these statements requires us to make assumptions, estimates, and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. For information on our most critical accounting estimates, see the Critical Accounting Estimates section included in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the SEC, all as may be amended from time to time. All statements, other than statements of historical fact, included herein or incorporated by reference, that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements, including but not limited to such things as:

•	our future business strategy, plans and goals;

•	future gold and silver prices;

•	our estimated future capital expenditures, construction, and other cash needs and expectations as to the funding or timing thereof;

•	our expansion expectations, including with respect to the Hycroft Mine and Hasbrouck/Three Hills properties;

•	our expectations regarding the growth of our business and our estimates of mineral reserves and other mineralized material;

•	the economic potential of the sulfide mineralization and milling project at the Hycroft Mine;

•	the preliminary economic assessment at the Hasbrouck property;

•	the anticipated results of the exploration drilling programs at our properties;

•	our production estimates;

•	our expectations regarding gold and silver recovery;

•	our estimated future sales and cost of sales;

•	our anticipated cash flows, cash operating costs and adjusted cash costs; and

•	the availability, terms and costs related to future borrowing, debt repayment, and equity funding.

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

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements, please see the risk factors discussed in Part I—Item 1A. Risk Factors in our Annual Report on Form 10-K and in other filings with the SEC. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make in this Form 10-Q speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks during the three months ended March 31, 2013. For additional information on our market risks, see Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk in of our Annual Report on Form 10-K for year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Allied Nevada management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of March 31, 2013. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide such reasonable assurance.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in Allied Nevada’s internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are party to routine litigation and proceedings that are considered part of the ordinary course of our business. We are not aware of any material current, pending, or threatened litigation.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors during the three months ended March 31, 2013; however, gold and silver market prices have experienced volatile declines during 2013 and as such, we reiterate the following previously disclosed risk factor. For additional information on risk factors refer to Part I – Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Gold and silver are commodities. Their prices fluctuate and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The prices of gold and silver may decline in the future. A substantial or extended decline in gold or silver price would adversely impact our revenues, net income and cash flows, particularly in light of our current strategy of not engaging in hedging transactions with respect to gold or silver. In addition, sustained lower gold or silver prices may:

•	reduce revenues further through production declines due to cessation of the mining of deposits, or portions of deposits, that have become uneconomic at the then-prevailing gold or silver price;

•	reduce or eliminate the profit that we currently expect from ore stockpiles and ore on leach pads;

•	halt, delay, or modify plans for the development of new and existing projects;

•	make it more difficult for us to satisfy and or service our debt obligations;

•	cause us to recognize an impairment to the carrying values of mineral properties;

•	reduce funds available for exploration with the result that depleted reserves may not be replaced; and

•	reduce existing reserves by removing ores from reserves that can no longer be economically processed at prevailing prices.

If we lose key personnel or are unable to attract and retain additional personnel, we may be unable to develop our business.

Our development in the future will be highly dependent on the efforts of key management employees, specifically, Robert Buchan, our Executive Chairman, President and Chief Executive Officer, Stephen Jones, our Executive Vice President and Chief Financial Officer, Randy Buffington, our Executive Vice President and Chief Operating Officer, and other key employees that we may hire in the future. Although we have entered into employment agreements with Mr. Jones and Mr. Buffington, we do not have and currently have no plans to obtain key man insurance with respect to any of our key employees. As well, we will need to recruit and retain other qualified managerial and technical employees to build and maintain our operations. If we are unable to successfully recruit and retain such persons, our development and growth could be significantly curtailed.

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description of Document

Material Contracts.

10.1*†	Offer Letter dated December 18, 2012 by Allied Nevada Gold Corp. to Randy Buffington (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated January 18, 2013 and filed with the SEC on January 18, 2013).

10.2*	Employment Agreement dated March 25, 2013 between Allied Nevada Gold Corp. and Randy Buffington.

10.3†	First Amendment to Amended and Restated Credit Agreement, dated as of March 26, 2013, between Allied Nevada Gold Corp., The Bank of Nova Scotia, Commonwealth Bank of Australia, National Bank of Canada and Société Générale (Canada Branch) (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated March 26, 2013 and filed with the SEC on March 29, 2013).

10.4†	Term and Security Deposit Loan Agreement dated as of March 27, 2013, between Hycroft Resources & Development, Inc. and Caterpillar Financial Services Corporations (incorporated herein by reference to Exhibit 10.2 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated March 26, 2013 and filed with the SEC on March 29, 2013).

10.5†	Guaranty of Indebtedness by Allied Nevada Gold Corp. (incorporated herein by reference to Exhibit 10.3 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated March 26, 2013 and filed with the SEC on March 29, 2013).

Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Section 1350 Certifications.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Mine Safety Disclosure Exhibits.

95.1	Mine Safety Disclosures

Interactive Data File.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

†	Not filed herewith, but incorporated herein by reference.
*	Management contract or compensatory plan or arrangement.
**	XBRL information is furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED NEVADA GOLD CORP. (Registrant)

Date: April 30, 2013	By:	/s/ Robert M. Buchan
Robert M. Buchan Executive Chairman, President and Chief Executive Officer

Date: April 30, 2013	By:	/s/ Stephen M. Jones
Stephen M. Jones Executive Vice President and Chief Financial Officer