Form 10-Q
period 2013-06-30
Allied Nevada Gold Corp.
filed 2013-08-06
CIK 1376610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

103,940,670 shares of Common Stock, $0.001 par value, outstanding at August 2, 2013

ALLIED NEVADA GOLD CORP.

FORM 10-Q

For the Quarter Ended June 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(US dollars in thousands)

	(Unaudited)
	June 30,	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$246,945	$347,047
Accounts receivable	11,286	60,479
Inventories - Note 3	66,205	55,818
Ore on leachpads, current - Note 4	124,954	93,088
Prepaids and other - Note 5	7,379	12,084

Current assets	456,769	568,516
Restricted cash	41,210	31,837
Stockpiles and ore on leachpads, non-current - Note 4	95,076	38,357
Other assets, non-current - Note 5	15,054	16,364
Plant, equipment, and mine development, net - Note 6	832,212	538,037
Mineral properties, net	44,488	44,616
Deferred tax assets, non-current	1,273	—

Total assets	$1,486,082	$1,237,727

Liabilities:
Accounts payable	$56,933	$60,292
Interest payable	2,756	2,756
Other liabilities, current - Note 7	8,932	9,762
Debt, current - Note 8	46,612	28,614
Asset retirement obligation, current	331	331
Deferred tax liabilities, current	3,232	76

Current liabilities	118,796	101,831
Other liabilities, non-current - Note 7	27,928	10,223
Debt, non-current - Note 8	549,466	496,578
Asset retirement obligation, non-current	9,027	8,726
Deferred tax liabilities, non-current	—	395

Total liabilities	705,217	617,753

Commitments and Contingencies - Note 17
Stockholders’ Equity:
Common stock, $0.001 par value - Note 9 Shares authorized: 200,000,000 Shares issued and outstanding: 103,940,670 and 89,734,112, respectively	104	90
Additional paid-in-capital	748,388	601,553
Accumulated other comprehensive loss - Note 15	(4,422)	(5,416)
Retained earnings	36,795	23,747

Total stockholders’ equity	780,865	619,974

Total liabilities and stockholders’ equity	$1,486,082	$1,237,727

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(US dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue - Note 10	$58,998	$33,666	$108,188	$72,891
Operating expenses:
Production costs	35,236	14,438	57,038	29,577
Depreciation and amortization	5,741	2,101	9,587	4,101

Total cost of sales	40,977	16,539	66,625	33,678

Exploration, development, and land holding costs	1,203	1,205	2,190	2,223
Accretion	164	141	329	285
Corporate general and administrative	8,795	4,086	14,704	9,103

Income from operations	7,859	11,695	24,340	27,602

Other income (expense):
Interest income	112	200	238	326
Interest expense - Note 8	(3,193)	(3,318)	(8,322)	(3,923)
Other, net	(422)	(372)	(901)	291

Income before income taxes	4,356	8,205	15,355	24,296
Income tax expense - Note 11	(126)	(2,063)	(2,307)	(6,086)

Net income	4,230	6,142	13,048	18,210

Other comprehensive income (loss), net of tax
Change in fair value of effective portion of cash flow hedge instruments, net of tax - Note 15	(539)	(3,691)	1,126	(3,691)
Settlements of cash flow hedges, net of tax - Note 15	(8,872)	(5,070)	(13,996)	(5,070)
Reclassifications into earnings, net of tax - Note 15	8,776	5,070	13,864	5,070

Other comprehensive income (loss), net of tax	(635)	(3,691)	994	(3,691)

Comprehensive income	$3,595	$2,451	$14,042	$14,519

Income per share:
Basic - Note 12	$0.04	$0.07	$0.14	$0.20
Diluted - Note 12	$0.04	$0.07	$0.14	$0.20

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(US dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cash flows from operating activities:
Net income	$4,230	$6,142	$13,048	$18,210
Adjustments to reconcile net income for the period to net cash used in operating activities:
Depreciation and amortization	5,741	2,101	9,587	4,101
Accretion	164	141	329	285
Stock-based compensation - Note 13	2,797	352	4,102	2,824
Deferred taxes	952	(3,150)	952	(3,150)
Other non-cash items	485	544	968	(111)
Changes in operating assets and liabilities:
Accounts receivable	20,974	—	49,193	—
Inventories	6,214	(14,732)	(9,196)	(26,814)
Stockpiles and ore on leach pads	(39,335)	(4,966)	(73,189)	(13,026)
Prepaids and other	4,198	1,352	4,393	3,607
Accounts payable	(15,141)	2,118	(12,118)	2,406
Interest payable	(8,269)	3,399	—	3,399
Asset retirement obligation	—	(193)	(28)	(337)
Other liabilities	(1,756)	(1,368)	(966)	(1,308)

Net cash used in operating activities	(18,746)	(8,260)	(12,925)	(9,914)

Cash flows from investing activities:
Additions to plant, equipment, and mine development	(109,949)	(40,933)	(204,373)	(72,461)
Additions to mineral properties	(31)	(100)	(51)	(100)
Increases in restricted cash	(354)	(9)	(9,373)	(3,107)
Proceeds from other investing activities	13	—	13	38

Net cash used in investing activities	(110,321)	(41,042)	(213,784)	(75,630)

Cash flows from financing activities:
Proceeds from issuance of common stock - Note 9	150,817	12	151,071	142
Payments of share issuance costs - Note 9	(8,324)	—	(8,324)	—
Proceeds from debt issuance	—	400,400	—	400,400
Payments of debt issuance costs	(453)	(13,172)	(1,012)	(13,172)
Repayments of principal on capital lease obligations	(9,141)	(3,097)	(15,128)	(5,887)
Excess tax benefit from stock-based awards	—	2,063	—	6,086

Net cash provided by financing activities	132,899	386,206	126,607	387,569

Net increase (decrease) in cash and cash equivalents	3,832	336,904	(100,102)	302,025
Cash and cash equivalents, beginning of period	243,113	240,123	347,047	275,002

Cash and cash equivalents, end of period	$246,945	$577,027	$246,945	$577,027

Supplemental cash flow disclosures:
Cash paid for interest	$18,970	$726	$20,569	$1,503
Cash paid for income taxes	—	3,150	—	3,950
Non-cash financing and investing activities:
Mining equipment acquired through debt financing	42,196	28,626	104,623	28,626
Plant and equipment additions through accounts payable increase	12,052	—	36,499	—
Accounts payable reduction through capital lease	—	—	2,560	10,047

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(US dollars in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2013	89,734,112	$90	$601,553	$(5,416)	$23,747	$619,974
Shares issued under 2007 Stock Option Plan	90,000	—	571	—	—	571
Stock-based compensation and share issuances under RSU Plan	116,558	—	3,577	—	—	3,577
Stock-based compensation under DSU Plan	—	—	525	—	—	525
Shares issued in public offering - Note 9	14,000,000	14	150,486	—	—	150,500
Share issuance costs	—	—	(8,324)	—	—	(8,324)
Other comprehensive income	—	—	—	994	—	994
Net income	—	—	—	—	13,048	13,048

Balance, June 30, 2013	103,940,670	$104	$748,388	$(4,422)	$36,795	$780,865

The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Allied Nevada Gold Corp. and its consolidated subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations of the SEC. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and related footnotes of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments and disclosures necessary to fairly present the interim financial information set forth herein have been included. These interim financial statements, with the exception of the new Significant Accounting Policies set forth below and the recently adopted accounting pronouncements described in Note 2, follow the same Significant Accounting Policies disclosed in the Company’s most recent Annual Report on Form 10-K.

The results reported in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year or for future years.

References to “$” refers to United States currency and “CDN $” to Canadian currency.

Significant Accounting Policies

Provisionally Priced Sales

Revenues from the Company’s provisionally priced, carbon in-process inventory sales are recorded at the time of shipment based on forward prices and estimates of recoverable gold and silver ounces. The sales agreements, in general, provide for a provisional payment to the Company on the shipment date based upon provisional assays and quoted metal prices. Provisionally priced sales are settled at future dates using then current metal prices. When final settlement occurs, changes in metal prices from the shipment date and/or metal quantities from updated assay information result in adjustments to previously recorded revenues and accounts receivable. Final settlements generally occur within one to four months from the shipment date. The Company does not provisionally price its finished goods (doré), which is sold at quoted spot market prices.

Provisionally priced sales agreements contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of metals at forward prices. The embedded derivative, which does not qualify for hedge accounting, is adjusted to fair value through earnings (revenues) each period, using period-end forward prices, through the date of final settlement. Embedded derivatives are recorded as assets in Prepaids and other or as liabilities in Other liabilities, current (refer to Note 15 – Derivative Instruments for additional information).

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

Recently Issued

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss (“NOL”) Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 improves the reporting of unrecognized tax benefits when an NOL carryforward, a similar tax loss, or a tax credit carryforward exists, by eliminating diversity

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

in practice. This pronouncement is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013. Other than the additional disclosure requirements, the adoption of this guidance is not expected to have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

3. Inventories

The following table provides the components of inventories and the estimated recoverable gold ounces therein (in thousands, except ounces):

	June 30, 2013		December 31, 2012
	Amount	Gold ounces	Amount	Gold ounces
Materials and supplies	$17,083		$11,637
In-process	43,917	46,422	42,479	46,754
Carbon in-process	4,581	4,570	1,281	1,474
Precious metals	624	664	421	463

	$66,205	51,656	$55,818	48,691

4. Stockpiles and Ore On Leach Pads

The following table summarizes stockpiles and ore on leach pads and the estimated recoverable gold ounces therein (in thousands, except ounces):

	June 30, 2013		December 31, 2012
	Amount	Gold ounces	Amount	Gold ounces
Current:
Ore on leach pads	$124,954	109,906	$93,088	114,252

Non-current:
Ore on leach pads	$76,170	66,998	$23,272	28,563
Stockpiles	18,906	43,397	15,085	32,074

	$95,076	110,395	$38,357	60,637

5. Prepaids and Other Assets

The following table provides the components of prepaids and other assets (in thousands):

	June 30,	December 31,
	2013	2012
Prepaids and other
Prepaids	$3,622	$6,185
Federal income taxes receivable	1,794	3,150
Deposits	1,568	661
Derivative instruments - Note 15	218	1,826
Other	177	262

	$7,379	$12,084

Other assets, non-current
Debt issuance costs, net	$13,714	$13,947
Marketable equity securities	807	1,774
Reclamation policy premium, net	533	593
Other	—	50

	$15,054	$16,364

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Plant, Equipment, and Mine Development, Net

The following table provides the components of plant, equipment, and mine development, net (in thousands):

	Depreciable life or method	June 30, 2013	December 31, 2012
Mine equipment	3 - 10 years	$317,634	$200,446
Mine development	Units-of-production	111,487	96,406
Leach pads	Units-of-production	65,757	38,700
Buildings and leasehold improvements	3 - 10 years	20,797	19,798
Furniture, fixtures, and office equipment	2 - 3 years	4,098	3,769
Vehicles	3 - 5 years	2,943	2,332
Construction in progress and other		406,668	247,262

		929,384	608,713
Less: accumulated depreciation and amortization		(97,172)	(70,676)

		$832,212	$538,037

The Company records advance payments for plant and equipment in construction in progress and other.

7. Other Liabilities

The following table summarizes the components of other liabilities, current and non-current (in thousands):

	June 30, 2013	December 31, 2012
Other liabilities, current
Accrued compensation	$3,586	$4,282
Capital expenditure retentions	2,978	977
Derivative instruments - Note 15	2,361	—
Refining and processing fees	7	4,503

	$8,932	$9,762

Other liabilities, non-current
Derivative instruments - Note 15	$27,078	$9,324
Deferred royalty income	803	790
Other	47	109

	$27,928	$10,223

8. Debt

The following table summarizes the components of debt (in thousands):

	June 30, 2013	December 31, 2012
Debt, current:
Capital lease obligations	$39,233	$28,614
Term and Security Deposit loan	7,379	—

	$46,612	$28,614

Debt, non-current:
Capital lease obligations	$120,178	$94,538
Term and Security Deposit loan	48,768	—
8.75% Senior Notes due June 2019 (1)	380,520	402,040

	$549,466	$496,578

(1)	Effective interest rate of 8.375% after cross currency swap.

Senior Notes

In May 2012, the Company issued CDN $400.0 million of uncollateralized senior notes (the “Notes”). The Notes are denominated in Canadian dollars, pay interest semi-annually at the rate of 8.75% per annum, and mature in June 2019. Concurrently with the issuance of the Notes, the Company entered into a cross currency swap agreement based upon a notional amount of $400.4 million, the gross proceeds to the Company from the issuance, which fixed the interest rate at 8.375% as further described in Note 15. The Notes balance was $380.5 million based upon the U.S. dollar to Canadian dollar exchange rate on June 30, 2013. The Notes are guaranteed by most of the Company’s currently wholly-owned subsidiaries, including Hycroft Resources & Development Inc., which owns the Hycroft Mine and conducts mining operations.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Capital Lease Obligations

The Company’s capital lease obligations are for the purchase of mining equipment, bear interest at rates between 4% - 7% per annum, and primarily carry 60-month terms. The following is a summary of the future minimum payments under the Company’s capital lease obligations as of June 30, 2013 (in thousands):

Fiscal Year	Minimum Lease Payments
2013	$22,653
2014	45,209
2015	43,272
2016	37,915
2017	23,173
2018	2,513
Less: interest	(15,324)

Net minimum capital lease payments	159,411
Less: current portion	(39,233)

Non-current portion	$120,178

Term and Security Deposit Loan Agreement

In March 2013, the Company entered into a Term and Security Deposit Loan Agreement (the “Loan Agreement”) related to the purchase of three electric rope shovels. Under the Loan Agreement, the Company has $60.0 million available for scheduled advance security deposit payments pursuant to purchase agreements for the electric rope shovels and up to $90.0 million available for capital lease obligation financing to fund the purchase of the electric rope shovels as they are commissioned at the Hycroft Mine. Under the Loan Agreement, as electric rope shovels are commissioned, amounts previously advanced to the Company for security deposits, together with the remaining purchase price of each electric rope shovel, will be converted and financed through individual capital lease obligations. The electric rope shovels will secure all amounts borrowed by the Company under the Loan Agreement.

All amounts borrowed under the Loan Agreement are subject to a 1.25% commitment fee, however, amounts previously advanced for security deposits and subsequently converted to capital lease obligations will not be subject to an additional commitment fee upon conversion. Advances for security deposits under the Loan Agreement bear a fixed interest rate determined by an applicable rate plus the three month LIBOR, which approximated 4.7% at June 30, 2013. The capital lease obligations will carry seven year terms and bear a fixed interest rate determined by the Federal Reserve seven year H15 Swap Rate plus an applicable margin of 3.5%.

The Company had commissioned the first electric rope shovel as of June 30, 2013, but had not yet executed the related capital lease obligation. The Company has classified a portion of the amount outstanding under the Loan Agreement as current for the amount that will become due within the next 12 months when the first capital lease obligation is executed.

Revolving Credit Agreement

In March 2013, the Company entered into the First Amendment to Credit Agreement (the “First Amendment”) to the existing October 2012 $120.0 million revolving credit agreement (the “Revolver”), which matures in April 2016. The First Amendment modified the Interest Coverage Ratio and Leverage Ratio, as defined in the Revolver, for the three months ended March 31, 2013. Such ratios returned to the limits originally contained in the Revolver for the three months ended June 30, 2013 and all quarters thereafter.

In June 2013, the Company entered into the Second Amendment to Credit Agreement (the “Second Amendment”) to the Revolver which modified the Interest Coverage Ratio and Leverage Ratio, as defined in the Revolver, for the three months ended June 30, 2013. Such ratios return to the limits originally contained in the Revolver for the three months ended September 30, 2013 and all quarters thereafter.

The Revolver is collateralized by substantially all of the Company’s assets. The interest rate on drawdowns is at an applicable rate plus a base rate or LIBOR, with the applicable rate determined by financial ratios of the Company. During the three and six months ended June 30, 2013, no amounts were borrowed under the Revolver.

Debt Covenants

The Company’s Notes contain provisions that among other things restrict or limit the ability of the Company to redeem the Notes, incur or guarantee additional debt, pay dividends, and consolidate, merge or sell all or substantially all of the Company’s assets. The Loan Agreement also contains customary covenants, agreements, and events of default for loan agreements of this type. The Company’s Revolver and certain capital lease obligations contain financial covenants related to net worth and interest coverage and leverage ratios, as well as certain affirmative and restrictive covenants. As discussed above in the Revolving Credit Agreement section, certain financial ratios were modified for the three months ended June 30, 2013. The Company was in compliance with all debt covenants as of June 30, 2013.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest Expense

The following table summarizes the components of interest expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
8.75% Senior Notes due June 2019 (1)	$8,498	$3,399	$16,766	$3,399
Capital lease obligations	1,853	716	3,452	1,422
Amortization of debt issuance costs	623	197	1,245	236
Revolving credit facility standby fees	337	73	625	145
Term and Security Deposit loan	350	—	366	—
Other interest expense	117	—	208	—
Capitalized interest	(8,585)	(1,067)	(14,340)	(1,279)

	$3,193	$3,318	$8,322	$3,923

(1)	Effective interest rate of 8.375% after cross currency and interest rate swap.

9. Common Stock

May 2013 Public Offering

In May 2013, the Company completed a public offering in which 14,000,000 shares of common stock were sold at a price of $10.75 per share for gross proceeds of $150.5 million. The Company paid underwriters fees, commissions, and general offering costs of $8.3 million, resulting in net proceeds of $142.2 million. The Company intends to use the net proceeds of the offering to fund capital expenditures at the Hycroft Mine and for general corporate purposes.

In connection with the May 2013 public offering, the underwriters were granted an over-allotment option, exercisable in whole or in part at any time up to 30 days after the closing of the offering, to purchase up to an additional 2,100,000 shares of common stock at a price of $10.75 per share. The over-allotment option was not exercised and expired in June 2013.

10. Revenue

The table below is a summary of the Company’s gold and silver revenue (in thousands, except ounces sold):

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	Amount	Ounces sold	Amount	Ounces sold	Amount	Ounces sold	Amount	Ounces sold
Gold revenue	$55,946	41,512	$28,584	17,762	$99,918	68,768	$63,475	38,109
Silver revenue	3,052	146,303	5,082	174,736	8,270	321,069	9,416	303,042

	$58,998		$33,666		$108,188		$72,891

11. Income Tax Expense

For the three and six months ended June 30, 2013, the Company recorded income tax expense of approximately $0.1 million and $2.3 million, respectively, based on an estimated annual effective rate of approximately 15%. Income tax expense during the same periods of 2012 was $2.1 million and $6.1 million, respectively, based on an estimated annual effective rate of 25%. The estimated annual effective tax rates for the three and six months ended June 30, 2013 and 2012, vary from the United States statutory tax rate of 35% primarily due to the effects of the percentage depletion deduction. Historically, the Company has not been subject to state or foreign income taxes as all of the Company’s operations and properties are located within Nevada, which does not impose a state income tax.

As necessary, the Company provides a reserve against the benefits of uncertain tax positions taken in its tax filings. Based on the weight of available evidence, the Company does not believe it has taken any uncertain tax positions that require the establishment of a reserve. The Company has not recorded any interest or penalties related to income tax liabilities as of June 30, 2013.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Income Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income available to common stockholders:	$4,230	$6,142	$13,048	$18,210
Weighted average common shares:
Basic	97,194	89,935	93,678	89,822
Effect of shares granted under the:
Restricted Share Unit Plan	1,049	535	848	562
2007 Stock Option Plan	269	620	360	640
Deferred Phantom Unit Plan	248	—	248	—
Deferred Share Unit Plan	139	—	87	—

Diluted	98,899	91,090	95,221	91,024
Income per share:
Basic	$0.04	$0.07	$0.14	$0.20
Diluted	$0.04	$0.07	$0.14	$0.20

As of June 30, 2012, shares previously granted under the Deferred Phantom Unit Plan were classified as liability instruments and, as such, excluded from diluted income per share computations. Additionally, as of June 30, 2012, no grants had been made under the Deferred Share Unit Plan.

13. Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation cost and unrecognized stock-based compensation cost by plan (in thousands):

	Three months ended June 30,		Six months ended June 30,
Stock-based compensation cost	2013	2012	2013	2012
Restricted Share Unit	$2,535	$1,338	$3,577	$2,927
Deferred Share Unit	262	—	525	—
Deferred Phantom Unit	—	(986)	—	(103)

	$2,797	$352	$4,102	$2,824

	June 30,
Unrecognized stock-based compensation cost	2013	2012
Restricted Share Unit	16,964	13,172
Deferred Share Unit	787	—

	$17,751	$13,172

The following table summarizes activity of the Company’s stock-based compensation plans:

	Six months ended June 30,
	2013				2012
	Restricted Share Unit	2007 Stock Option	Deferred Phantom Unit	Deferred Share Unit	Restricted Share Unit	2007 Stock Option	Deferred Phantom Unit
Outstanding on January 1,	849,482	640,000	248,136	34,008	568,787	775,776	281,869
Correction of reporting issuance by plan administrator	—	—	—	—	280,000	—	—
Granted	1,027,386	—	—	90,360	281,281	—	—
Vested/exercised	(116,558)	(90,000)	—	—	(223,822)	(29,734)	—
Canceled/forfeited	(198,495)	(50,000)	—	—	(23,416)	—	—

Outstanding, end of period	1,561,815	500,000	248,136	124,368	882,830	746,042	281,869

Vested and unissued/exercisable, end of period	380,000	500,000	248,136	56,598	330,000	746,042	281,869

As of June 30, 2012, no grants had been made under the Deferred Share Unit Plan.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

14. Fair Value Measurements

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Certain financial instruments, including cash and equivalents, accounts receivable, prepaids and other, accounts payable, and other liabilities, are carried at cost, which approximates fair value due to the short-term nature of these instruments. There were no changes to the Company’s valuation techniques and no transfers in or out of Levels 1 or 2 during the three and six months ended June 30, 2013.

The following table sets forth by level within the fair value hierarchy the Company’s financial instruments measured at fair value on a recurring basis (in thousands).

Assets	June 30, 2013	December 31, 2012	Input Hierarchy Level
Available-for-sale securities:
Marketable equity securities	$807	$1,774	Level 1

Derivative instruments:
Diesel swap agreements - Note 15	$218	$435	Level 2
Cross currency swap - Note 15	—	1,391	Level 2

	$—	$1,826

Liabilities
Derivative instruments:
Cross currency swap - Note 15	$27,503	$9,324	Level 2
Embedded derivatives in provisional sales agreements - Note 15	1,936	—	Level 2

	$29,439	$9,324

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted price of the marketable equity security multiplied by the quantity of shares held by the Company. Available-for-sale equity securities are classified as Other assets, non-current with periodic changes in fair value included in Other, net.

The Company’s Notes and derivative instruments are valued using models which require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, and correlations of such inputs. Some of the model inputs used in valuing the derivative instruments trade in liquid markets and, as such, model inputs can generally be verified and do not involve significant management judgment. Derivative instruments are classified within Level 2 of the fair value hierarchy and are included in Prepaids and other and Other liabilities, current and non-current. Using prevailing interest rates on similar investments and foreign currency forward rates, the estimated fair value of the Notes was $421.1 million at June 30, 2013. The fair value estimate of the Notes was prepared with the assistance of an independent third party and does not reflect the Notes actual trading value.

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

15. Derivative Instruments

Derivative Instrument Fair Values

The following table is a summary of the fair values of the Company’s derivative instruments (in thousands):

	June 30, 2013			December 31, 2012
	Prepaids and other	Other liabilities, current	Other liabilities, non-current	Prepaids and other	Other liabilities, non-current
Cross currency swap	$—	$425	$27,078	$1,391	$9,324
Diesel swap agreements	218	—	—	435	—
Embedded derivatives in provisional sales agreements	—	1,936	—	—	—

	$218	$2,361	$27,078	$1,826	$9,324

Derivative Instruments Not Designated as Hedges

Provisionally Priced Sales

The Company’s provisionally priced sales agreements for its carbon in-process inventory sales contained embedded derivatives that were required to be separated from the host contracts for accounting purposes. The host contracts are the receivables from sales of metals at forward prices. The embedded derivative, which does not qualify for hedge accounting, is adjusted to fair value through earnings (revenues) each period, using period-end forward prices, through the date of final settlement. At June 30, 2013, the Company had $18.6 million of unsettled provisionally priced sales for approximately 13,401 ounces of gold at an average price of $1,335 per ounce and approximately 31,890 ounces of silver at an average price of $22 per ounce. During the three and six months ended June 30, 2013, decreases in metal prices from the time of sale resulted in a $1.9 million reduction to revenues for unsettled provisionally priced sales at June 30, 2013. The Company did not have any provisionally priced sales during the same periods of 2012.

Derivative Instruments Designated as Hedges – Cash Flow Hedges

The Company has entered into swap agreements to hedge against price volatility of some of its operating cost exposure related to diesel fuel and to hedge against the effect of foreign exchange and interest rate fluctuations on cash flows related to the Notes. The diesel and cross currency swap agreements have been designated as cash flow hedges and, as such, changes in the market value of such instruments have been recorded in Accumulated other comprehensive income (loss). The Company did not experience any ineffectiveness in its hedging instruments during the three and six months ended June 30, 2013.

Diesel Swap Agreements

At June 30, 2013, the Company had outstanding diesel swap agreements that mature in 2013 for 1.8 million gallons (0.3 million gallons per month) at an average price of $2.71 per gallon. The Company believes it has hedged approximately 30% of its forecasted diesel consumption for the remainder of 2013.

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

Accumulated Other Comprehensive Loss

Some of the Company’s diesel and cross currency swaps designated as cash flow hedges settled during the six months ended June 30, 2013 and 2012, a portion of which was reclassified from Accumulated other comprehensive loss into earnings. The following table sets forth changes in Accumulated other comprehensive loss and the effect of the cash flow hedges on our Condensed Consolidated Financial Statements (in thousands):

	Six months ended June 30, 2013
	Cross Currency Swap	Diesel Swap Agreements	Tax Effects	Total
Balance, beginning of period	$(9,574)	$1,241	$2,917	$(5,416)
Gain (loss) recognized in other comprehensive income (loss) for effective portion of unsettled cash flow hedges	1,950	(217)	(607)	1,126
Settlements of cash flow hedges	(21,793)	260	7,537	(13,996)
Reclassifications into earnings when underlying hedged transactions impacted earnings:
Reclassified to Interest expense	273	—	(96)	177
Reclassified to Other, net	21,520	—	(7,532)	13,988
Reclassified to Production costs	—	(463)	162	(301)

Balance, end of period	$(7,624)	$821	$2,381	$(4,422)

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2012
	Cross Currency Swap	Diesel Swap Agreements	Tax Effects	Total
Balance, beginning of period	$—	$—	$—	$—
Gain (loss) recognized in other comprehensive income (loss) for effective portion of unsettled cash flow hedges	(5,968)	289	1,988	(3,691)
Settlements of cash flow hedges	(7,800)	—	2,730	(5,070)
Reclassifications into earnings when underlying hedged transactions impacted earnings:
Reclassified to Interest expense	(80)	—	28	(52)
Reclassified to Other, net	7,880	—	(2,758)	5,122

Balance, end of period	$(5,968)	$289	$1,988	$(3,691)

During the six months ended June 30, 2013, a foreign currency transaction gain of $21.5 million decreased the outstanding Notes balance and was included in Other, net. As a result of the cross currency swap, the transaction gain was offset by a corresponding loss included in Other, net, resulting in no impact to net income. Similarly, any future foreign currency transaction gain (loss) attributable to the Notes and included in Other, net will be offset due to the currency swap, resulting in no impact to net income.

As a result of the cross currency swap, during the six months ended June 30, 2013, the Company recorded a $0.3 million increase to Interest expense, representing the difference in interest expense between the swapped amount and rate ($400.4 million at 8.375%) and the interest expense on the issued amount and stated rate (CDN $400.0 million at 8.75%) translated to US dollars. The Company estimates that $0.3 million (net of tax) related to the currency swap will be reclassified from Accumulated other comprehensive loss into earnings during the next 12 months.

During the six months ended June 30, 2013, as certain gold ounces were sold, a $0.5 million reduction to Production costs resulted from reclassifying previously settled diesel swap agreements into earnings. The Company estimates that $0.3 million (net of tax) related to the previously settled diesel swap agreements will be reclassified from Accumulated other comprehensive loss into earnings during the next 12 months.

16. Segment Information

The Company is engaged in the operation of the Hycroft Mine and the evaluation, acquisition, exploration, and advancement of gold exploration and development projects in Nevada. Our segments are defined as components of the Company for which separate financial information is available that is evaluated regularly by the executive decision-making group in assessing performance, establishing operating plans and budgets, and deciding how to allocate resources. Segment information as of and for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

As of and for the three months ended June 30,	Hycroft Mine	Exploration	Corporate and Other	Total
2013
Revenue	$58,998	$—	$—	$58,998
Depreciation and amortization	5,473	—	268	5,741
Income (loss) from operations	18,125	(1,203)	(9,063)	7,859
Interest income	4	—	108	112
Interest expense	(2,320)	—	(873)	(3,193)
Other, net	64	—	(486)	(422)

Income (loss) before income taxes	15,873	(1,203)	(10,314)	4,356
Total assets	1,206,511	39,258	240,313	1,486,082
Capital expenditures	$152,045	$—	$100	$152,145
2012
Revenue	$33,666	$—	$—	$33,666
Depreciation and amortization	1,923	—	178	2,101
Income (loss) from operations	17,163	(1,041)	(4,427)	11,695
Interest income	—	—	200	200
Interest expense	(15)	—	(3,303)	(3,318)
Other, net	9	—	(381)	(372)

Income (loss) before income taxes	17,157	(1,041)	(7,911)	8,205
Total assets	455,757	39,225	619,931	1,114,913
Capital expenditures	$68,915	$—	$644	$69,559

ALLIED NEVADA GOLD CORP.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of and for the six months ended June 30,	Hycroft Mine	Exploration	Corporate and Other	Total
2013
Revenue	$108,188	$—	$—	$108,188
Depreciation and amortization	9,060	—	527	9,587
Income (loss) from operations	41,760	(2,190)	(15,230)	24,340
Interest income	8	—	230	238
Interest expense	(4,025)	—	(4,297)	(8,322)
Other, net	66	—	(967)	(901)

Income (loss) before income taxes	37,809	(2,190)	(20,264)	15,355
Total assets	1,206,511	39,258	240,313	1,486,082
Capital expenditures	$308,848	$—	$148	$308,996
2012
Revenue	$72,891	$—	$—	$72,891
Depreciation and amortization	3,873	—	228	4,101
Income (loss) from operations	39,155	(2,060)	(9,493)	27,602
Interest income	—	—	326	326
Interest expense	(507)	—	(3,416)	(3,923)
Other, net	19	—	272	291

Income (loss) before income taxes	38,667	(2,060)	(12,311)	24,296
Total assets	455,757	39,225	619,931	1,114,913
Capital expenditures	$99,453	$2	$1,632	$101,087

17. Commitments and Contingencies

The Company is from time to time involved in various legal proceedings related to its business. Management does not believe that adverse decisions are likely in any pending or threatened proceeding, or that amounts that may be required to be paid will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Purchase Obligations

At June 30, 2013, the Company had purchase obligations not recorded in the Condensed Consolidated Financial Statements totaling $199.5 million for the purchase of capital items associated with the ongoing expansion projects, of which $115.6 million is believed to be non-cancelable. The capital items included drills, mills and motors, wire rope shovels, and leach pad additions. The Company has the ability to cancel certain purchase obligations subject to the terms of the individual vendor agreements, which may include penalties. During 2013 and 2014, the Company expects purchase obligations to be satisfied through a combination of capital lease financing arrangements and cash payments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “us”, “our”, the “Company”, and “Allied Nevada” refer to Allied Nevada Gold Corp. and its subsidiaries. The following discussion, which has been prepared based on information available to us as of August 5, 2013, provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2012. References to “$” refers to United States currency and “CDN $” to Canadian currency.

Overview of the Company

We are a U.S.-based gold and silver producer focused on mining, development, and exploration properties in the state of Nevada. Our operating mine, the Hycroft Mine, was restarted in 2008 and is undergoing expansion projects to increase our oxide (heap leach) mineralization processing capabilities and mining rate, a majority of which will be completed and commissioned during 2013. As discussed below in the Hycroft Expansion Projects section, the construction of our previously commenced mill expansion, which would provide us with sulfide mineralization processing capabilities, has been deferred.

At December 31, 2012 we had proven and probable mineral reserves of 11.9 million ounces of gold and 509.6 million ounces of silver. In 2013, our Hycroft Mine is expected to produce approximately 175,000 to 200,000 ounces of gold and 0.9 million to 1.1 million ounces of silver, more of which is expected to be produced in the second half of the year as critical heap leach expansion projects are completed.

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

Executive Summary

Our second quarter 2013 highlights and significant developments included the following, which are discussed in further detail throughout the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Health and safety: We remained committed to one of our core values, health and safety, and had no lost time accidents during the second quarter and first six months of 2013.

May 2013 public offering: In the second quarter of 2013 we significantly improved our financial position and liquidity through the completion of a public offering in which 14,000,000 shares of our common stock were sold at $10.75 per share, for gross proceeds of $150.5 million (net proceeds of $142.2 million).

Hycroft Mine heap leach expansion projects: As discussed below in the Hycroft Expansion Projects section, our heap leach expansion projects progressed as scheduled during the second quarter of 2013. Loading of the North leach pad began in early May with solution being introduced ahead of schedule shortly thereafter. The first 73 cubic-yard electric rope shovel was commissioned during the second quarter and is fully functional and the second shovel was commissioned ahead of schedule in July. We continued work on the crushing system and 21,500 gallon per minute (“gpm”) Merrill-Crowe plant. In the third quarter, we expect the crushing system to begin commissioning and 6,000 gpm of Merrill Crowe capacity to become available, as planned.

Hycroft Mine mill construction deferred: As discussed below in the Hycroft Expansion Projects section, we have deferred the construction of a mill due to declining metal prices and lower than expected cash flows from operations. We will continue detailed design of an optimized mill plan, oxidation test work for sulfide concentrate treatment, and finalization of environmental permits necessary to operate a mill. We expect to make a decision on when construction of a mill will be resumed once a new third party feasibility study is completed.

Net income: Our second quarter 2013 net income was $4.2 million or $0.04 per share, a decrease of 31% from the second quarter 2012 net income of $6.1 million or $0.07 per share.

Ounces sold: Gold ounces sold in the second quarter of 2013 increased 133% to 41,512 ounces, compared to 17,762 ounces sold in the same period of 2012. Additionally, gold ounces sold in the second quarter of 2013 increased by 52% (14,256 ounces) from the first quarter of 2013 due to our expanded heap leach operations and increased solution processing capacity from the additional carbon columns that were commissioned during the first quarter of 2013.

Hycroft Mine operations: During the second quarter of 2013, we placed 9.8 million ore tons on the leach pads containing approximately 98,937 ounces (52,475 recoverable ounces) of gold and approximately 2.3 million ounces of silver. We also began a remediation program to address dry areas discovered on the Lewis leach pad and implemented a mobile equipment dispatch system which we expect will enhance productivity, safety, and equipment utilization.

Hycroft Mine

Operations

Key operating statistics for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Ore mined (000’s tons)	9,798	4,365	19,384	8,374
Ore mined and stockpiled (000’s tons)	155	822	804	822
Waste mined (000’s tons)	7,605	6,405	14,924	13,854

	17,558	11,592	35,112	23,050

Excavation mined (000’s tons)	161	3,967	3,288	3,967

Ore mined grade - gold (oz/ton)	0.010	0.012	0.011	0.014
Ore mined grade - silver (oz/ton)	0.232	0.296	0.188	0.405
Ounces produced - gold	39,195	30,662	77,214	63,135
Ounces produced - silver	132,841	208,208	320,841	374,364
Ounces sold - gold	41,512	17,762	68,768	38,109
Ounces sold - silver	146,303	174,736	321,069	303,042
Average realized price - gold ($/oz)	$1,348	$1,609	$1,453	$1,666
Average realized price - silver ($/oz)	$21	$29	$26	$31
Average spot price - gold ($/oz)	$1,415	$1,609	$1,523	$1,651
Average spot price - silver ($/oz)	$23	$29	$27	$31
Adjusted cash costs per ounce[1]	$775	$527	$709	$529

Although we did not achieve our first half of 2013 sales guidance, during the second quarter and first six months of 2013, we increased the number of gold ounces sold by 134% and 80%, respectively, from the same periods of 2012 due to increased ore under leach and additional processing capacity from the previously commissioned sets of 2,500 gpm carbon columns. During the second quarter of 2013, the number of gold and silver ounces sold exceeded production as we were able to process and sell the gold and silver that remained in precipitate at March 31, 2013 during the second quarter. Our silver ounces to gold ounces sold ratios declined in the 2013 periods as a result of ore mined with lower silver grades and the fact that carbon columns do not absorb (recover) high amounts of silver. As discussed below in the Hycroft Expansion Projects and Operations Outlook sections, a number of critical heap leach expansion projects will be commissioned during the third and fourth quarters of 2013, including the crushing system, the remainder of the North leach pad, and the 21,500 gpm Merrill-Crowe plant, which we expect will further contribute to increasing the number of ounces produced and sold.

The aforementioned positive impacts to 2013 sales were offset by lower than expected metal quantities being released from the Lewis leach pad due to insufficient solution application. During late 2012 and early 2013 our mining rate significantly increased without a corresponding increase to the solution application rate. As a result, we have determined that a portion of the ore placed on the Lewis leach pad has not been properly leached due to insufficient solution application. We have begun a program to remediate the Lewis leach pad and have completed the first step, which was identifying the dry areas on the leach pad through drilling and geophysics. We expect to receive permits in August 2013 allowing us to increase solution flow to dry areas of the pad. It is anticipated that we will begin to see incremental production and sales increases from the Lewis leach pad in the fourth quarter.

The number of production ore tons placed on the leach pads during the first six months of 2013 was in line with our expectations for the increased equipment fleet. However, our production costs were negatively impacted by increased commodity costs (lime and cyanide) associated with the Lewis leach pad remediation and maintenance costs of older loading equipment that is being phased out with the two new electric rope shovels. In addition to the electric rope shovels, we believe additional near term cost-saving efforts will further contribute to reduced future production costs. During the second quarter we completed the implementation of an equipment dispatch system which we expect will enhance productivity, safety, and equipment utilization by creating more efficient haul cycles and maximizing equipment availability. In July, in order to re-align the staffing needs with our revised operations outlook, we reduced the workforce at our Hycroft Mine by approximately 24%.

When compared to the 2012 periods, our 2013 adjusted cash costs per ounce1 were negatively impacted by the aforementioned increased production costs, lower silver grades, and lower silver recoveries from the carbon columns. We also received lower realized silver prices during the second quarter and first six months of 2013 compared to the same periods of 2012.

[1]	The term “adjusted cash costs per ounce” is a non-GAAP financial measure. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See the section on “Non-GAAP Financial Measures” in this MD&A for additional information.

Operations Outlook

2013 Operations Outlook

In 2013, we expect to sell approximately 175,000 to 200,000 ounces of gold and 0.9 million to 1.1 million ounces of silver. We expect to move 76.3 million tons of material, including 41.0 million tons of ore at average grades of 0.012 oz/ton gold and 0.25 oz/ton silver. The overall strip ratio for 2013 is expected to be 0.6:1.

A number of critical projects must be completed to achieve the higher end of the stated guidance range of metal sales. The stated guidance assumes that there will be no material delays in the start-up of the new Merrill-Crowe facility. Adjusted cash costs per ounce[1] for 2013 are now expected to be in the range of $800 to $825 per ounce (with silver as a byproduct credit), which is an increase from our previously expected guidance range of $665 to $685 per ounce, resulting from the issues stated above.

Allied Nevada intends to focus its resources towards the Hycroft operations and expansion. At this time, no further exploration drilling is planned for 2013. Permitting activities will continue for the Hasbrouck project.

Heap Leach Only Operations Outlook

Until the decision to resume construction of a mill is made, as a heap leach only operation, we expect to be able to mine existing heap leach reserves of approximately 2.0 million ounces of gold and 84.3 million ounces of silver for six years (starting in 2014) and process at a reduced rate through 2021. The average mining rate is expected to be 81.2 million total tons, including 33.5 million ore tons processed, per year. Production is expected to average 225,000 ounces of gold and 2.7 million ounces of silver annually, through 2020, assuming heap leach operations only. We have additional heap leach mineralized material and the deposit remains open to the south with the potential for further expansion.

Hycroft Expansion Projects

We have previously announced and commenced projects to expand our oxide (heap leach) operations and implement sulfide mineralization processing capabilities through the construction of a mill, which would provide staged increases to production. Although not all of the following expansion projects will remain ongoing, as discussed further below, our previously announced expansion projects at the Hycroft Mine include(d) (1) increasing the mining rate through larger capacity haul trucks, shovels, and production drills; (2) expanding leach pad operations through increased pad size, additional solution processing capacity, and the addition of a gyratory crusher to enhance the exposure of ore to the leach process; (3) constructing a mill to process higher grade transitional and sulfide mineralization; and (4) upgrading infrastructure items to handle the milling demands, including power transmission and distribution, the construction of a railroad spur and an employee housing project.

Given the significant decline in gold and silver prices during the second quarter of 2013 and consequent impact on our expected cash flows from operations, we have recently decided to defer construction of the mill and related infrastructure upgrades.

The decision to defer the mill construction does not reduce our estimated 2013 capital expenditures, as remaining expected spending during the year is largely for the expansion of our leach pad operations and mining equipment. As of June 30, 2013, we had spent or committed $715.9 million, a decrease of $7.6 million from the amount spent or committed at March 31, 2013, as we were able to unwind a portion of our previous commitments related to the mill. Included in the $715.9 million spent or committed at June 30, 2013 were purchase obligations totaling $199.5 million, a portion of which are expected to be financed through capital leases. We estimate that 2013 capital expenditures at the Hycroft Mine for the expansion projects will total approximately $470.1 million. For additional discussion about the Hycroft Mine expansion spending see the Liquidity and Capital Resources section below.

The following sections provide details and updates on the previously announced Hycroft Mine expansion projects.

Increasing the Mining Rate

The mining equipment to increase the annual mining rate has been arriving on site since late 2010. As of July 2013, we had commissioned all 33 of the planned 320-ton Komatsu haul trucks and the first two (of three) 73 cubic-yard electric rope shovels. This phase of the expansion project is now considered complete.

While we expect to purchase the third shovel pursuant to our contractual obligation to do so, with the decision to defer construction of a mill, we have no current plans to commission it. We may decide to sell the third shovel prior to a decision being made to start construction of a mill. We expect to spend approximately $25.9 million to purchase the third shovel, which excludes assembly costs.

Expanding Leach Pad Operations

To accommodate the increased mining rate we are expanding our leach pad processing capabilities. As of December 31, 2012, our leach pad capacity was 12.0 million square feet and is planned to increase during 2013 to 20.0 million square feet with the completion of the new North leach pad, which we began stacking ore on in May 2013, as scheduled. The new 21,500 gpm Merrill-Crowe processing facility will bring our total solution processing capacity to 33,000 gpm. We expect to commission the first 6,000 gpm of processing capacity in the third quarter of 2013 with the remaining capacity becoming available toward the end of the third quarter. During the second quarter of 2013, we continued construction on the primary, secondary, and tertiary crushers and remain on track to meet the crushing system’s commissioning by the end of the third quarter of 2013. Other than the South leach pad (discussed below), and assuming there are no delays in commissioning the aforementioned projects, we expect this phase of the expansion project will largely be completed by the end of 2013.

In 2014, we expect to begin construction of the South leach pad, which is the only remaining increase to our currently planned leach pad capacity.

Mill Construction

To process the higher grade oxide and transitional ores and the sulfide ore, our previously announced expansion plans included construction of a mill having a design capacity of 130,000 tons of ore per day (“tpd”) through a crush-grind-float-leach flowsheet. In the first quarter of 2013, we began evaluating a staged mill scenario in which we would start with a 75,000 tpd plant in 2015 that would be increased to 130,000 tpd once the initial phase is operating according to plan. However, as discussed above in this section, we have decided to defer construction of a mill due to declining metal prices and resultant lower than expected cash flows from operations.

We will continue to develop an optimized mill plan, perform test work for onsite oxidation of our concentrates, and finalize the permits necessary to operate the mill once constructed. As part of the mill optimization work, we plan to engage a third party to complete a feasibility study which will incorporate the results of our concentrate oxidation test work. We are working with our engineers to wrap up and catalog the detailed engineering work performed thus far so it can be quickly resumed at a future date. Some mill related capital spending will continue in 2013 as we receive the mills themselves, the motors, and wrap up the engineering to date. Mill components that we have received (and continue to receive) will be stored until the decision is made to continue construction or offer them for sale. The mill site excavation for the previously announced mill was completed in April 2013.

As a result of the decision to defer construction of the mill and to focus on completing optimization of the mill plan, we cannot estimate at this time a revised time frame, scope, or capital cost for different mill scenarios or revised long-term projections and estimates of production. We expect to make a decision on when the mill construction will be resumed once a new feasibility study is completed.

Infrastructure Upgrades

Our previously announced expansion plans required improvements to the infrastructure at the Hycroft Mine, including the construction of a rail spur and upgrading the power transmission and distribution system to handle the demands of a mill and our electric rope shovels. Concurrent with the decision to defer construction of a mill, we have decided to delay related infrastructure improvements, including the rail spur and certain electrical upgrades, which were specific to supporting the demands of a mill. However, we will continue with any necessary infrastructure upgrades to support our expanding leach pad operations, including the electric rope shovels.

Additionally, we have been building single family homes and townhouses in Winnemucca, NV for our current workforce and in anticipation of an expanded future workforce necessary to operate a mill, which we planned to rent and/or sell to our employees. We have completed six homes and ten townhouses, some of which have been sold to our employees. Our original plans called for the completion of 39 single family homes and 50 townhouses; however, the scope of our housing needs is being reviewed in accordance with our decision to defer construction of a mill. We have also completed a temporary housing project in anticipation of lodging needs related to the construction of a mill, the existing capacity of which is also being reviewed as we reduce staffing for our construction efforts.

Results of Operations

Revenue

Gold Revenue

The table below summarizes changes in gold revenue, ounces sold, and average realized prices for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Total gold revenue (thousands)	$55,946	$28,584	$99,918	$63,475
Gold ounces sold	41,512	17,762	68,768	38,109
Average realized price (per ounce)	$1,348	$1,609	$1,453	$1,666

	2013 vs. 2012		2013 vs. 2012
The change in gold revenue was attributable to (thousands):
Increase in ounces sold	$38,220		$51,066
Decrease in average realized price	(4,647)		(8,105)
Effect of average realized price decrease on ounces sold increase	(6,211)		(6,518)

	$27,362		$36,443

During the second quarter and first six months of 2013 our gold revenue increased by approximately 96% and 57%, respectively, from the same periods of 2012 primarily due to increases in the number of gold ounces sold. Although we did not achieve our first half of 2013 sales guidance, the number of gold ounces sold increased due to our expanded heap leach operations. In the 2013 periods, gold ounces sold benefitted from the expanded mine equipment fleet, increased ore under leach, and the increased solution processing capacity created by the additional carbon columns. During the 2013 periods, as discussed above in the Hycroft Operations section, insufficient solution application to sections of the Lewis leach pad negatively impacted sales. We have begun a program to remediate the Lewis leach pad and anticipate being able to see incremental increases to production and sales in the fourth quarter.

When compared to the 2012 periods, gold revenue for the second quarter and first six months of 2013 was negatively impacted by decreases in the average realized price per ounce of $261 (16%) and $213 (13%), respectively.

Silver Revenue

The table below summarizes changes in silver revenue, ounces sold, and average realized prices for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Total silver revenue (thousands)	$3,052	$5,082	$8,270	$9,416
Silver ounces sold	146,303	174,736	321,069	303,042
Average realized price (per ounce)	$21	$29	$26	$31

	2013 vs. 2012		2013 vs. 2012
The change in silver revenue was attributable to (thousands):
Increase (decrease) in ounces sold	$(827)		$560
Decrease in average realized price	(1,438)		(1,611)
Effect of average realized price decrease on ounces sold increase (decrease)	235		(95)

	$(2,030)		$(1,146)

During the second quarter and first six months of 2013 our silver revenue decreased by approximately 40% and 12%, respectively, primarily due to decreases in the average realized prices per ounce, lower silver grades of ore placed on the leach pads, and lower silver recoveries from solution processed through the additional carbon columns.

Total cost of sales

Total cost of sales consists of production costs and depreciation and amortization. The table below summarizes changes in total cost of sales for the following periods (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Production costs	$35,236	$14,438	$57,038	$29,577
Depreciation and amortization	5,741	2,101	9,587	4,101

Total cost of sales	$40,977	$16,539	$66,625	$33,678

	2013 vs. 2012		2013 vs. 2012
The change in cost of sales was attributable to:
Increase in gold ounces sold	$22,115		$27,094
Increase in average cost of sales per ounce	994		3,244
Effect of average cost per ounce increase on ounces sold increase	1,329		2,609

	$24,438		$32,947

As discussed above in the Gold Revenue section, during the second quarter and first six months of 2013 we sold 23,750 and 30,659 more gold ounces, respectively, than the same periods of 2012, which together with an increase in the average cost of sales per gold ounce, increased our total cost of sales.

As shown above in the Hycroft Mine – Operations table, during the first six months of 2013 we experienced a lower waste to ore strip ratio and placed 11.0 million more ore tons on the leach pads compared to the first six months of 2012; however, additional drilling, lime, and cyanide costs associated with the Lewis leach pad remediation, increased maintenance costs of older loading equipment, and inefficient utilization of the mobile fleet contributed to an overall increase to our production costs during the 2013 periods. Our production costs were further impacted by decreases in average gold grades of ore mined during the 2013 periods. During the second quarter and first six months of 2013 the average gold grades of ore placed on the leach pads were 0.010 oz/ton and 0.011 oz/ton, respectively, decreasing from the same periods of 2012 in which the average gold grades were 0.012 oz/ton and 0.014 oz/ton, respectively.

Additionally, we had in service an additional $263.3 million of plant, equipment, and mine development at the end of the second quarter of 2013 compared to the same period of 2012, resulting in increased depreciation and amortization.

Exploration, development, and land holding costs

Exploration, development, and land holding costs totaled $1.2 million in the second quarters of 2013 and 2012 and $2.2 million in the first six months of 2013 and 2012, consisting of compensation and benefit costs for our exploration employees, land holding and claim maintenance fees, and minimal exploration program fees. During the first six months of 2013 and 2012, our resources were focused on the Hycroft Mine expansion projects and operations. We currently have no plans for exploration activities at any of our Advanced Exploration Properties for the remainder of 2013 and no longer employ a statewide exploration workforce.

Corporate general and administrative

Corporate general and administrative costs totaled $8.8 million and $4.1 million during the second quarters of 2013 and 2012, respectively, and $14.7 million and $9.1 million during the first six months of 2013 and 2012, respectively. Increases to corporate general and administrative costs of $4.7 million and $5.6 million during the second quarter and first six months of 2013, respectively, compared to the same periods of 2012 were attributable to increased staff levels in support of our growing operations, increased stock-based compensation costs, and separation costs associated with executive level employment changes. The departure of our former President and Chief Executive Officer (Scott Caldwell) resulted in an additional $2.6 million of cash and stock-based compensation costs during the second quarter and first six months of 2013. Stock-based compensation costs for directors increased by $1.2 million and $0.6 million during the second quarter and first six months of 2013, respectively, compared to the same periods of 2012. In the 2012 periods, mark-to-market adjustments for outstanding shares granted under the Deferred Phantom Unit Plan (prior to its August 2012 plan modification) resulted in reductions to stock-based compensation costs.

Interest expense

Interest expense was $3.2 million and $3.3 million during the second quarters of 2013 and 2012, respectively, and $8.3 million and $3.9 million during the first six months of 2013 and 2012, respectively. We issued senior notes in May of 2012 and regularly enter into additional capital lease obligations for mine equipment, both of which increase interest expense. Interest expense is reduced for amounts capitalized to our project expenditures. For additional detail on our recorded interest expense, see Note 8 – Debt to our Notes to Condensed Consolidated Financial Statements.

Other, net

Other, net was $0.4 million of expense in the second quarters of 2013 and 2012, $0.9 million of expense in the first six months of 2013, and $0.3 million of income in the first six months of 2012. Other, net in the 2013 and 2012 periods consisted primarily of fair value changes to shares received in a 2011 mineral property sale.

Income tax expense

Income tax expense totaled $0.1 million and $2.1 million in the second quarters of 2013 and 2012, respectively, and $2.3 million and $6.1 million in the first six months of 2013 and 2012, respectively. Income tax expense in the first six months of 2013 and 2012 was based upon estimated annual effective rates of approximately 15% and 25%, respectively, which differs from the United States statutory rate of 35% primarily due to the effects of the percentage depletion deduction. For additional detail on our recorded income tax expense, see Note 11 – Income Tax Expense to our Notes to Condensed Consolidated Financial Statements.

Net income

For the reasons described above, we reported net income of $4.2 million and $6.1 million for the second quarters of 2013 and 2012, respectively, and $13.0 million and $18.2 million during the first six months of 2013 and 2012, respectively.

Other comprehensive income (loss), net of tax

In the second quarter and first six months of 2013 other comprehensive income (loss), net of tax totaled $0.6 million of loss and $1.0 million of income, respectively. Other comprehensive loss, net of tax was $3.7 million in both the second quarter and first six months of 2012. Other comprehensive income (loss), net of tax includes fair value adjustments to our cash flow hedge instruments, settlements of such hedges, and reclassifications into earnings. For additional detail, see Note 15 – Derivative Instruments to our Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

General

We closely manage our liquidity and capital resources by, among other things, (1) monitoring metal prices and the impacts (near-term and future) they have on our business; (2) controlling our working capital; (3) managing discretionary general and administrative and exploration related spending; (4) planning the timing and amounts of capital expenditures at the Hycroft Mine; and (5) reviewing our existing borrowing arrangements and availability under such arrangements. Our future liquidity and capital resources management strategy entails a disciplined approach to monitor the timing and amount of our investment in the expansion of the Hycroft Mine while continually remaining in a position that allows us to respond to changes in our business environment, such as a decrease in metal prices, and changes in other factors beyond our control. Accordingly, and as discussed above in the Hycroft Expansion Projects section, we have deferred construction of a mill in response to declining metal prices and have focused on improving our financial position, which we believe will allow us to advance the mill project and related construction in a responsible manner at a later date.

Cash and cash equivalents and liquidity

Our principal sources of liquidity are cash and cash equivalents, as well as any cash flow from our ongoing business, which we believe will allow us to meet our needs for working capital, capital expenditures, debt service, and other liquidity requirements associated with our operations and expansion projects for at least the next 12 months. We have placed substantially all of our cash and cash equivalents in short-term money market instruments with a single, high quality financial institution, thereby ensuring balances remain readily available. Due to the nature of our operations and the composition of our current assets, our cash and cash equivalents and accounts receivable balances represent substantially all of our liquid assets on hand. In addition to our liquid assets on hand, we have access to additional liquidity under our $120.0 million revolving credit facility and capital lease financing arrangements from our equipment vendors, which are discussed in the Available sources of liquidity section below. In May 2013, we increased our cash and cash equivalents and improved our liquidity by completing a public offering in which 14,000,000 shares of common stock were sold at a price of $10.75 per share for gross proceeds of $150.5 million (net proceeds of $142.2 million after deducting underwriter commissions and offering costs). As of June 30, 2013, we had existing cash and cash equivalents of $246.9 million, which decreased from the December 31, 2012 balance of $347.0 million due to the use of cash in our ongoing expansion projects at the Hycroft Mine, discussed in additional detail below in the Cash used in investing activities section, exceeding the $142.2 million of net proceeds generated from our May 2013 public offering.

Future cash requirements

We expect our future net cash used in investing and financing activities during the next two years will exceed any cash flows provided by operating activities. Our primary future cash requirements will be to fund our expansion of the Hycroft Mine (as revised), discussed above in the Hycroft Expansion Projects section, make scheduled semi-annual interest payments on the May 2012 senior notes (the “Notes”), and make scheduled principal and interest payments on our capital leases. See the Contractual Obligations section below for additional detail on our future cash requirements.

As discussed in this Liquidity and Capital Resources section, we believe that we have sufficient resources to fund our operations and expansion projects for at least the next 12 months. Our liquidity and capital resources management entails a disciplined strategy that allows us to respond to changes in our business environment and other factors beyond our control. We do, however, continually evaluate financing options that may improve our current liquidity and financial condition, are attainable on favorable and reasonable terms, and are permissible under our existing debt agreements. This may include, but is not limited to, issuance of various forms of equity and/or debt securities or other instruments or arrangements such as joint ventures. Additionally, the timing of capital expenditures for our expansion projects can be adjusted, if we feel necessary, to respond to changes in our business environment. As discussed above in the Hycroft Expansion Projects section, we have deferred construction of a mill in response to declining metal prices and have focused on improving our financial position which we believe will allow us to advance the mill project and related construction in a responsible manner at a later date.

Available sources of liquidity

In addition to our cash and cash equivalents discussed above, the following available sources of liquidity existed at June 30, 2013, which are discussed in additional detail in Note 8 – Debt to our Notes to Condensed Consolidated Financial Statements.

Revolving credit facility

Our October 2012 $120.0 million revolving credit agreement (the “Revolver”) matures in April 2016 and provides us with additional liquidity. As of and for the quarter ended June 30, 2013, no amounts were borrowed or outstanding under the Revolver.

In March 2013, we entered into the First Amendment to Credit Agreement (the “First Amendment”) to the Revolver, which modified the required Interest Coverage Ratio and Leverage Ratio, as defined in the Revolver, for the three months ended March 31, 2013. The First Amendment accommodated our accelerated equipment deliveries for the ongoing expansion projects at our Hycroft Mine. Such ratios returned to the limits originally contained in the Revolver for the three months ended June 30, 2013 and all quarters thereafter.

In June 2013, we entered into the Second Amendment to Credit Agreement (the “Second Amendment”) to the Revolver which modified the Interest Coverage Ratio and Leverage Ratio, as defined in the Revolver, for the three months ended June 30, 2013. Such ratios return to the limits originally contained in the Revolver for the three months ended September 30, 2013 and all quarters thereafter.

While we were in compliance with the amended covenants as of June 30, 2013, we regularly monitor our projected compliance under the Revolver’s financial ratio tests and believe that future amendments to the Revolver may be necessary for us to maintain compliance. If such future amendments are not agreed to by the lenders, the Revolver may no longer be available for us to draw upon and would negatively impact our available sources of liquidity.

Capital lease obligation commitments

A majority of our mine equipment has been acquired through capital lease obligations. Such obligations primarily bear interest at rates between 4% - 7% per annum, carry 60-month terms, require equal monthly payments, and are secured by the underlying equipment to which they relate. We have arranged through our equipment vendors and a financial institution to finance expenditures for our major mine equipment during our expansion of the Hycroft Mine. Certain capital lease obligations contain, through reference, the same financial ratio covenants as the Revolver, which were amended during the first and second quarters of 2013. As discussed above in the Revolving credit facility section, if future amendments to the Revolver are needed and not agreed to by the lenders, certain capital lease obligations may be accelerated by the lenders thereto, which would negatively impact our available sources of liquidity.

Term and Security Deposit Loan Agreement

In March 2013, we entered into a Term and Security Deposit Loan Agreement (the “Loan Agreement”) related to the purchase of three electric rope shovels. Under the Loan Agreement, $60.0 million is available to us for scheduled advance security deposit payments pursuant to purchase agreements for the electric rope shovels and up to $90.0 million is available to us for capital lease obligation financing to fund the purchase of the electric rope shovels as they are commissioned at our Hycroft Mine. Under the Loan Agreement, as electric rope shovels are commissioned, amounts previously advanced to us for security deposits, together with the remaining purchase price of each electric rope shovel, will be converted and financed through individual capital lease obligations. The electric rope shovels will secure all amounts borrowed by us under the Loan Agreement. As of June 30, 2013, $56.1 million was outstanding under the Loan Agreement for advance security deposits.

We had commissioned the first electric rope shovel as of June 30, 2013, but had not yet executed the related capital lease obligation. We anticipate that during the third quarter of 2013 we will execute the capital lease obligation for the first electric rope shovel and will begin making recurring principal and interest payments.

Sources and uses of cash for the first six months of 2013 and 2012 (in thousands)

	Six months ended June 30,		Increase (decrease)
	2013	2012	2013 vs. 2012
Net income	$13,048	$18,210	$(5,162)
Net non-cash adjustments	15,938	3,949	11,989
Net change in operating assets and liabilities	(41,911)	(32,073)	(9,838)

Net cash used in operating activities	(12,925)	(9,914)	(3,011)
Net cash used in investing activities	(213,784)	(75,630)	(138,154)
Net cash provided by financing activities	126,607	387,569	(260,962)

Net (decrease) increase in cash and cash equivalents	(100,102)	302,025	$(402,127)

Cash and cash equivalents, beginning of period	347,047	275,002

Cash and cash equivalents, end of period	$246,945	$577,027

Cash used in operating activities

Our operating cash flows vary with prices realized from metal sales, sales volumes, production costs, mine plans, working capital changes, and non-cash amounts included in net income. Our operating cash flows are largely impacted by increases in production related inventories as we have increased our mining rate and are expanding our heap leach operations.

During the first six months of 2013 our net income and net non-cash adjustments increased by $6.8 million for the reasons discussed above in the Results of Operations. During the first six months of 2013, we used $82.4 million of cash to increase our recoverable gold ounces included in Inventories and Stockpiles and ore on leach pads by 48,377 ounces and $5.4 million of cash related to an increase in our materials and supplies inventories. This use of cash was offset by a $49.2 million net decrease in accounts receivable attributable to the collection of a receivable from the second half 2012 sale of unprocessed carbon and precipitate.

Cash used in investing activities

The amount of cash used in investing activities significantly increased in the first six months of 2013 compared to the same period of 2012 due to the expansion projects at the Hycroft Mine. During the first six months of 2013, cash additions to plant, equipment, and mine development totaled $204.4 million and included $82.4 million for the crushing facility, $32.8 million for the mill project, $22.3 million for mine equipment, $20.6 million for leach pad expansions, $13.8 million for processing upgrades, $12.6 million for an employee housing project, $15.0 million for mine development, and $4.9 million for other additions. Additionally, during the 2013 quarter we increased our restricted cash balances by $9.4 million to collateralize surety bonds related to our expanding operations at the Hycroft Mine.

During the first six months of 2012, significant additions to plant, equipment, and mine development included $31.1 million for the crusher and related excavation, $14.3 million for mine development, $9.9 million for leach pad expansions, and $8.2 million for mill construction. Additionally, we increased our restricted cash balances by $3.1 million.

Cash provided by financing activities

During the first six months of 2013, we completed a public offering for gross proceeds of $150.5 million and paid fees, commissions, and related offering costs of $8.3 million. Our principal repayments on capital lease obligations totaled $15.1 million, increasing from the first six months of 2012 as a result of entering into additional leases, primarily for haul trucks and other mobile mine equipment.

During the first six months of 2012, we issued senior notes for gross proceeds of $400.4 million (after the effect of the cross currency and interest rate swap), and paid related debt issuance costs of $13.2 million. For additional detail on our senior notes, see Note 8 – Debt to our Notes to Condensed Consolidated Financial Statements. Our repayments on capital lease obligations for haul trucks and shovels totaled $5.9 million.

Capital requirements

We believe that cash flow from our ongoing business, when combined with our other sources of liquidity, including our existing cash and cash equivalents, future cash provided from collecting accounts receivable balances, the Revolver, and capital lease financing arrangements, will be sufficient over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due. The following table provides our gross contractual obligations as of June 30, 2013 (in thousands):

	Total	Payments Due by Period
		Less than	1 – 3	3 – 5	More than
Contractual Obligations		1 year	Years	Years	5 Years
Capital lease obligations (1)	$174,735	$45,575	$85,168	$43,992	$—
Senior notes (2)	601,602	33,534	67,067	67,067	433,934
Remediation and reclamation obligations (3)	23,951	331	561	19	23,040
Property option and claim maintenance obligations (4)	14,746	882	2,132	2,492	9,240
Term and security deposit loan (5)	35,536	8,884	8,884	8,884	8,884
Purchase obligations (6)	199,484	199,484	—	—	—

	$1,050,054	$288,690	$163,812	$122,454	$475,098

(1)	Amount represents principal and interest payments.
(2)	Amount represents principal and interest payments after the effect of the cross currency swap agreement. The senior notes mature on June 1, 2019 with semi-annual interest payment due on June 1 and December 1.
(3)	Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here.
(4)	Includes BLM and county claim fees and a 4% net profits royalty on Crofoot claims at the Hycroft Mine.
(5)	Amount represents estimated principal and interest payments that will become due when advances made to the Company for scheduled advance security deposit payments for the first electric rope shovel are converted into a term capital lease obligation. For additional detail on the Loan Agreement, see Note 8 – Debt to our Notes to Condensed Consolidated Financial Statements.
(6)	Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations primarily represent obligations for the purchase of capital items associated with the ongoing expansion projects at the Hycroft Mine. The amounts shown above represent certain purchase obligations which we cannot cancel, or which would require payment of penalties if canceled. It is expected that a portion of these purchase obligations will be satisfied through capital lease financing.

Debt covenants

We were in compliance with all debt covenants as of June 30, 2013, which are discussed below in additional detail.

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

In March 2013, we entered into the First Amendment to the Revolver, which modified the required Interest Coverage Ratio and Leverage Ratio, as defined in the Revolver, for the three months ended March 31, 2013. Such ratios returned to the limits originally contained in the Revolver for the three months ended June 30, 2013 and all quarters thereafter.

In June 2013, we entered into the Second Amendment to the Revolver, which modified the required Interest Coverage Ratio and Leverage Ratio, as defined in the Revolver, for the three months ended June 30, 2013. Such ratios will return to the limits originally contained in the Revolver for the three months ended September 30, 2013 and all quarters thereafter.

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

Capital lease obligations

Certain capital lease obligations contain financial covenants related to net worth, interest coverage and leverage ratios, and contain limitations on dividends. The financial covenants reference the financial ratios contained in the Revolver. As discussed above in the Revolving credit facility section, the First Amendment and Second Amendment to the Revolver resulted in modified financial ratio covenants for certain capital lease obligation covenants for the first and second quarters of 2013.

Non-GAAP Financial Measures

Adjusted Cash Costs per Ounce

Adjusted cash costs per ounce is a non-GAAP financial measure, calculated on a per ounce of gold sold basis, and includes all direct and indirect operating cash costs related to the physical activities of producing gold, including mining, processing, third party refining expenses, on-site administrative and support costs, royalties, and mining production taxes, net of by-product revenue earned from silver sales. Adjusted cash costs per ounce provides management and investors with a further measure, in addition to conventional measures prepared in accordance with GAAP, to assess the performance of our mining operations and ability to generate cash flows over multiple periods. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, may not be comparable to similar measures presented by other mining companies. Accordingly, the above measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The table below presents a reconciliation between non-GAAP adjusted cash costs, which is the numerator used to calculated non-GAAP adjusted cash costs per ounce, to cost of sales (GAAP) for the three and six months ended June 30, 2013 and 2012 (in thousands, except ounces sold):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Total cost of sales	$40,977	$16,539	$66,625	$33,678
Less:
Depreciation and amortization	(5,741)	(2,101)	(9,587)	(4,101)
Silver revenues	(3,052)	(5,082)	(8,270)	(9,416)

Total adjusted cash costs	$32,184	$9,356	$48,768	$20,161
Gold ounces sold	41,512	17,762	68,768	38,109
Adjusted cash costs per ounce	$775	$527	$709	$529

Off-balance sheet arrangements

As of June 30, 2013, we had no off-balance sheet arrangements.

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

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “project”, “target”, “budget”, “may”, “will”, “would”, “could”, “seeks”, or “scheduled to”, or other similar words, or negatives of these terms or other variations of these terms or comparable language or any discussion of strategy or intentions identify forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefit of the “safe harbor” provisions of such laws. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results, performance or achievements to differ materially from those in the forward-looking statements include, but are not limited to:

•	volatile market prices of gold and silver;

•

risks related to the heap leaching process at the Hycroft Mine, including but not limited to gold recovery rates, gold extraction rates, leach pad remediation processes, and the grades of ore placed on our leach pads;

•	uncertainties concerning estimates of mineral reserves and other mineralized material, and grading;

•	cost of compliance with current and future government regulations, including those related to environmental protection, mining, health and safety, corporate governance and public disclosure;

•	risks related to our ability to timely process the gold on carbon;

•	uncertainties relating to obtaining or retaining approvals and permits from governmental regulatory authorities;

•	risks associated with our substantial level of indebtedness;

•	our ability to achieve our estimated production rates and stay within our estimated operating costs;

•	the commercial success of our exploration and development activities;

•	an increase in the cost or timing of new projects;

•	our current intention not to use forward-sale arrangements;

•	the inherently hazardous nature of mining activities, including operational, geotechnical and environmental risks;

•	intense competition within the mining industry;

•	uncertainties related to our ability to find and acquire new mineral properties;

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

For a more detailed discussion of such risks and other important factors that could cause actual results, performance or achievements to differ materially from those in forward-looking statements, please see the risk factors discussed in Part I—Item 1A. Risk Factors in our Annual Report on Form 10-K and in our other filings with the SEC. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results, performance or achievements may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results, performance or achievements are consistent with the forward-looking statements contained in this Form 10-Q, those results, performance or achievements may not be indicative of results, performance or achievements in subsequent periods.

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

There have been no material changes in our market risks during the three and six months ended June 30, 2013. For additional information on our market risks, see Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk in of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Allied Nevada management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of June 30, 2013. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide such reasonable assurance.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in Allied Nevada’s internal control over financial reporting during the three and six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are party to routine litigation and proceedings that are considered part of the ordinary course of our business. We are not aware of any material current, pending, or threatened litigation.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors during the three months ended June 30, 2013; however, gold and silver market prices have experienced significant declines during 2013 and as such, we reiterate the following previously disclosed risk factor. For additional information on risk factors refer to Part I – Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Gold and silver are commodities. Their prices fluctuate and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The prices of gold and silver may decline in the future. A substantial or extended decline in gold or silver price would adversely impact our revenues, net income and cash flows, particularly in light of our current strategy of not engaging in hedging transactions with respect to gold or silver. In addition, sustained lower gold or silver prices may:

•	reduce revenues further through production declines due to cessation of the mining of deposits, or portions of deposits, that have become uneconomic at the then-prevailing gold or silver price;

•	reduce or eliminate the profit that we currently expect from ore stockpiles and ore on leach pads;

•	halt, delay, defer, postpone, modify, or cease plans for the development of new and existing projects;

•	make it more difficult for us to satisfy and or service our debt obligations;

•	cause us to recognize an impairment to the carrying values of mineral properties or other recorded assets;

•	reduce funds available for exploration with the result that depleted reserves may not be replaced; and

•	reduce existing reserves by removing ores from reserves that can no longer be economically processed at prevailing prices.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

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

On August 1, 2013, the Board of Directors of the Company (the “Board”) approved an increase to the number of directors of the Company from eight to nine and elected Stephen A. Lang (“Mr. Lang”) as a director. Mr. Lang was also appointed a member to both the Audit and Technical Committees of the Board. Mr. Lang will receive the same compensation, appropriately prorated, as other non-employee directors of the Company: $35,000 per year for service as a non-chairman director, $5,000 per year per committee for service as a member of a committee, and an annual award of equity in the form of Deferred Share Units having an aggregate value equal to $150,000. Mr. Lang currently serves as the Chairman and Director of Centerra Gold Inc., a gold mining company focused on operating, developing, exploring and acquiring gold properties primarily in Asia, the former Soviet Union and other emerging markets worldwide.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description of Document

Material Contracts.

10.1*†	Separation and Settlement Agreement dated May 29, 2013 by and between Allied Nevada Gold Corp. and Scott Caldwell (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form dated May 29, 2013 and filed with the SEC on June 4, 2013).

10.2*†	Release of All Claims dated June 3, 2013 by and between Allied Nevada Gold Corp. and Gary W. Banbury (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form dated June 3, 2013 and filed with the SEC on June 6, 2013).

10.3†	Second Amendment to Amended and Restated Credit Agreement, dated as of June 27, 2013, between Allied Nevada Gold Corp., The Bank of Nova Scotia, Commonwealth Bank of Australia, National Bank of Canada and Société Générale (Canada Branch) (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form dated June 27, 2013 and filed with the SEC on June 28, 2013).

Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Section 1350 Certifications.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Mine Safety Disclosure Exhibits.

95.1	Mine Safety Disclosures

Interactive Data File.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

†	Not filed herewith, but incorporated herein by reference.
*	Management contract or compensatory plan or arrangement.
**	XBRL information is furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED NEVADA GOLD CORP. (Registrant)

Date: August 5, 2013	By:	/s/ Randy E. Buffington
Randy E. Buffington President and Chief Executive Officer

Date: August 5, 2013	By:	/s/ Stephen M. Jones
Stephen M. Jones Executive Vice President and Chief Financial Officer