Form 10-Q
period 2013-09-30
Allied Nevada Gold Corp.
filed 2013-11-05
CIK 1376610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
On November 4, 2013, there were 103,943,672 shares of the registrants common stock, par value $0.001 per share, outstanding.

1

ALLIED NEVADA GOLD CORP.
FORM 10-Q
For the Quarter Ended September 30, 2013

2

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ALLIED NEVADA GOLD CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars in thousands)

	(Unaudited)
	September 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$154,456	$347,047
Accounts receivable	10,938	60,479
Inventories - Note 3	70,812	55,818
Ore on leachpads, current - Note 4	148,999	93,088
Prepaids and other - Note 5	42,407	12,084
Current assets	427,612	568,516
Restricted cash	41,212	31,837
Stockpiles and ore on leachpads, non-current - Note 4	108,840	38,357
Other assets, non-current - Note 5	14,902	16,364
Plant, equipment, and mine development, net - Note 6	890,787	538,037
Mineral properties, net	42,913	44,616
Deferred tax assets, non-current	4,401	—
Total assets	$1,530,667	$1,237,727
Liabilities:
Accounts payable	$70,453	$60,292
Interest payable	11,208	2,756
Other liabilities, current - Note 7	8,257	9,762
Debt, current - Note 8	72,028	28,614
Asset retirement obligation, current	331	331
Deferred tax liabilities, current	4,608	76
Current liabilities	166,885	101,831
Other liabilities, non-current - Note 7	16,386	10,223
Debt, non-current - Note 8	548,889	496,578
Asset retirement obligation, non-current	9,189	8,726
Deferred tax liabilities, non-current	—	395
Total liabilities	741,349	617,753
Commitments and Contingencies - Note 19
Stockholders’ Equity:
Common stock, $0.001 par value - Note 9
Shares authorized: 200,000,000
Shares issued and outstanding: 103,943,670 and 89,734,112, respectively	104	90
Additional paid-in-capital	749,372	601,553
Accumulated other comprehensive loss - Note 17	(1,924)	(5,416)
Retained earnings	41,766	23,747
Total stockholders’ equity	789,318	619,974
Total liabilities and stockholders’ equity	$1,530,667	$1,237,727
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(US dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue - Note 10	$76,741	$64,829	$184,929	$137,720
Operating expenses:
Production costs	51,775	29,533	108,813	59,110
Depreciation and amortization	9,607	3,758	19,194	7,859
Total cost of sales	61,382	33,291	128,007	66,969
Exploration, development, and land holding	940	2,966	3,106	5,189
Accretion	165	139	494	424
Corporate general and administrative	3,675	2,573	15,481	11,676
Separation and severance costs - Note 11	3,011	—	5,933	—
Income from operations	7,568	25,860	31,908	53,462
Other income (expense):
Interest income	77	334	315	660
Interest expense - Note 8	(5,361)	(7,922)	(13,683)	(11,845)
Other, net - Note 12	(1,396)	(418)	(2,297)	(127)
Income before income taxes	888	17,854	16,243	42,150
Income tax benefit (expense) - Note 13	4,083	(4,452)	1,776	(10,538)
Net income	4,971	13,402	18,019	31,612
Other comprehensive income (loss), net of tax
Change in fair value of effective portion of cash flow hedge instruments, net of tax - Note 17	2,470	(2,082)	3,596	(5,773)
Settlements of cash flow hedges, net of tax - Note 17	5,941	9,892	(8,055)	4,822
Reclassifications into earnings, net of tax - Note 17	(5,913)	(9,605)	7,951	(4,535)
Other comprehensive income (loss), net of tax	2,498	(1,795)	3,492	(5,486)
Comprehensive income	$7,469	$11,607	$21,511	$26,126
Income per share:
Basic - Note 14	$0.05	$0.15	$0.19	$0.35
Diluted - Note 14	$0.05	$0.15	$0.18	$0.35
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(US dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cash flows from operating activities:
Net income	$4,971	$13,402	$18,019	$31,612
Adjustments to reconcile net income for the period to net cash provided by (used in) operating activities:
Depreciation and amortization	9,607	3,758	19,194	7,859
Accretion	165	139	494	424
Stock-based compensation - Note 15	1,217	743	5,305	3,567
Deferred taxes	(3,097)	16,716	(2,145)	13,567
Other non-cash items	1,150	230	2,118	119
Changes in operating assets and liabilities:
Accounts receivable	348	(22,644)	49,541	(22,644)
Inventories	(3,395)	5,662	(12,591)	(21,153)
Stockpiles and ore on leach pads	(21,297)	(12,761)	(94,472)	(25,787)
Prepaids and other	(2,670)	(6,547)	(5,572)	(2,940)
Accounts payable	11,313	3,975	(805)	6,381
Interest payable	8,452	8,422	8,452	11,821
Asset retirement obligation	(3)	(71)	(31)	(408)
Other liabilities	(260)	2,757	(1,226)	1,449
Net cash provided by (used in) operating activities	6,501	13,781	(13,719)	3,867
Cash flows from investing activities:
Additions to plant, equipment, and mine development	(88,208)	(67,306)	(285,286)	(139,767)
Additions to mineral properties	—	—	(51)	(100)
Increases in restricted cash	—	(9,363)	(9,375)	(12,470)
Proceeds from other investing activities	100	—	115	38
Net cash used in investing activities	(88,108)	(76,669)	(294,597)	(152,299)
Cash flows from financing activities:
Proceeds from issuance of common stock - Note 9	—	322	151,071	464
Payments of share issuance costs - Note 9	(219)	—	(8,543)	—
Proceeds from debt issuance	—	—	—	400,400
Payments of debt issuance costs	(251)	(97)	(1,263)	(13,269)
Repayments of principal on capital lease obligations	(10,412)	(4,680)	(25,540)	(10,567)
Excess tax benefit from stock-based awards	—	(6,882)	—	(796)
Net cash (used in) provided by financing activities	(10,882)	(11,337)	115,725	376,232
Net (decrease) increase in cash and cash equivalents	(92,489)	(74,225)	(192,591)	227,800
Cash and cash equivalents, beginning of period	246,945	577,027	347,047	275,002
Cash and cash equivalents, end of period	$154,456	$502,802	$154,456	$502,802
Supplemental cash flow disclosures:
Cash paid for interest	$2,746	$1,173	$23,315	$2,676
Cash paid for income taxes	—	—	—	3,950
Non-cash financing and investing activities:
Mining equipment acquired through debt financing	26,867	26,402	131,490	55,028
Plant and equipment additions through accounts payable increase	—	19,836	36,519	19,836
Additional paid in capital increase from award modification and settlement of outstanding DPU liability	—	7,286	—	7,286
Accounts payable reduction through capital lease	—	—	2,560	10,047
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(US dollars in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2013	89,734,112	$90	$601,553	$(5,416)	$23,747	$619,974
Shares issued under 2007 Stock Option Plan	90,000	—	571	—	—	571
Stock-based compensation and share issuances under RSU Plan	119,560	—	4,568	—	—	4,568
Stock-based compensation under DSU Plan	—	—	737	—	—	737
Shares issued in public offering - Note 9	14,000,000	14	150,486	—	—	150,500
Share issuance costs - Note 9	—	—	(8,543)	—	—	(8,543)
Other comprehensive income - Note 17	—	—	—	3,492	—	3,492
Net income	—	—	—	—	18,019	18,019
Balance, September 30, 2013	103,943,672	$104	$749,372	$(1,924)	$41,766	$789,318
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Allied Nevada Gold Corp. and its consolidated subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations of the SEC. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and related footnotes of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments and disclosures necessary to fairly present the interim financial information set forth herein have been included. These interim financial statements, with the exception of the new Significant Accounting Policies set forth below and the recently adopted accounting pronouncements described in Note 2 - Accounting Pronouncements, follow the same Significant Accounting Policies disclosed in the Company’s most recent Annual Report on Form 10-K.
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
Provisionally priced sales agreements contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of metals at forward prices. The embedded derivative, which does not qualify for hedge accounting, is adjusted to fair value through earnings (revenues) each period, using period-end forward prices, through the date of final settlement. Embedded derivatives are recorded as assets in Prepaids and other or as liabilities in Other liabilities, current (refer to Note 17 - Derivative Instruments for additional information).
Assets Held for Sale
From time to time the Company may determine that certain of its property and equipment no longer fit into its strategic operating plans and commit to a plan to sell such identified assets. Assets held for sale are actively marketed at prices that are equal to, or less than, their current fair values which the Company believes will result in their sale within the next twelve months. Assets held for sale are carried at the lower of their carrying amount or fair value less costs to sell and are included in Prepaids and other. Liabilities related to assets held for sale, including outstanding debt, are classified as current liabilities. The Company ceases depreciation on assets classified as held for sale.
If an asset is classified as held for sale and such asset had previously been used, or is currently being used, in the Company's operations, losses resulting from adjusting the asset to fair value less costs to sell are included in income from operations. If an asset is classified as held for sale and such asset had not been used in the Company's operations (i.e. never placed in service), losses resulting from adjusting the asset to fair value less costs to sell are included in Other, net. Property and equipment held for sale at September 30, 2013 had never been placed in service and, as such, losses to adjust the assets to fair value less costs to sell are included in Other, net (refer to Note 5 - Prepaids and Other Assets and Note 12 - Other, Net for additional information).
Separation and Severance Costs
Separation and severance costs result(ed) from rationalizing the Company's overall employee headcount to align its operations in the most strategic and cost-efficient structure. Separation and severance costs are considered those costs associated with (1) a substantial re-alignment of the Company's management structure and (2) substantial reductions to the Company's existing workforce. Separation and severance costs are comprised of one-time, cash payments to employees who are involuntarily terminated and additional benefits pursuant to severance and/or settlement agreements, such as stock-based compensation costs resulting from the continued vesting of outstanding restricted stock unit awards. Liabilities for separation and severance costs are recorded at fair value in the period in which they are incurred and included in Other liabilities, current prior to payment (refer to Note 11 - Separation and Severance Costs for additional information).

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Reclassifications
Certain reclassifications have been made to the prior period Condensed Consolidated Financial Statements to conform to the current period presentation. The Company reclassified its advance payments for plant and equipment from Other assets, non-current to Plant, equipment, and mine development, net in the Condensed Consolidated Balance Sheet as of December 31, 2012. The Company reclassified amounts from Corporate general and administrative to Separation and severance costs in the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2013. The Company also reclassified amounts from Additions to plant, equipment, and mine development to Prepaids and other in the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and for the three months ended March 31, 2013 to consistently present the cash flow effects of assets held for sale at September 30, 2013. These reclassifications had no effect on previously reported total assets, net cash flows, or net income.
2. Accounting Pronouncements
Recently Adopted
In January 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-1, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-1 states the intended scope of disclosures required by ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” apply to derivatives and hedging transactions. This pronouncement was effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.
In February 2013, FASB issued ASU No. 2013-2, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-2 improves the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report their corresponding effect(s) on net income. This pronouncement was effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Other than the additional disclosure requirements, the adoption of this guidance did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.
Recently Issued
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss (“NOL”) Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 improves the reporting of unrecognized tax benefits when an NOL carryforward, a similar tax loss, or a tax credit carryforward exists, by eliminating diversity in practice. This pronouncement is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013. Other than the additional disclosure requirements, the adoption of this guidance is not expected to have an effect on the Company’s consolidated financial position, results of operations, or cash flows.
3. Inventories
The following table provides the components of inventories and the estimated recoverable gold ounces therein (in thousands, except ounces):

	September 30, 2013		December 31, 2012
	Amount	Gold ounces	Amount	Gold ounces
Materials and supplies	$18,135		$11,637
In-process	46,383	45,659	42,479	46,754
Carbon in-process	5,584	4,777	1,281	1,474
Precious metals	710	704	421	463
	$70,812	51,140	$55,818	48,691

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Stockpiles and Ore On Leach Pads
The following table summarizes stockpiles and ore on leach pads and the estimated recoverable gold ounces therein (in thousands, except ounces):

	September 30, 2013		December 31, 2012
	Amount	Gold ounces	Amount	Gold ounces
Current:
Ore on leach pads	$148,999	126,159	$93,088	114,252
Non-current:
Ore on leach pads	$86,967	73,636	$23,272	28,563
Stockpiles	21,873	53,738	15,085	32,074
	$108,840	127,374	$38,357	60,637
5. Prepaids and Other Assets
The following table provides the components of prepaids and other assets (in thousands):

	September 30, 2013	December 31, 2012
Prepaids and other
Prepaids	$4,727	$6,185
Federal income taxes receivable	2,780	3,150
Deposits	1,691	661
Derivative instruments - Note 17	347	1,826
Property and equipment held for sale	32,663	—
Other	199	262
	$42,407	$12,084
Other assets, non-current
Debt issuance costs, net	$13,301	$13,947
Marketable equity securities	1,097	1,774
Reclamation policy premium, net	504	593
Other	—	50
	$14,902	$16,364
At September 30, 2013, property and equipment held for sale included a residential housing development, one blasthole drill, and all of the components required for one electric wire rope shovel, none of which had ever been placed in service and used in the Company's operations. A $0.3 million loss was included in Other, net for each of the three and nine month periods ended September 30, 2013 to adjust property and equipment held for sale to its estimated fair value less costs to sell. Residential housing includes costs the Company has incurred to build single family houses, all of which are expected to be sold within the next twelve months. As of September 30, 2013, all residential houses previously sold were done so at the Company's cost of each house, which approximates fair value, resulting in no gain or loss. Future residential house sales are expected to be sold in a similar manner, resulting in no gain or loss.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Plant, Equipment, and Mine Development, Net
The following table provides the components of plant, equipment, and mine development, net (in thousands):

	Depreciable life or method	September 30, 2013	December 31, 2012
Mine equipment	3 - 10 years	$355,080	$200,446
Mine development	Units-of-production	116,635	96,406
Leach pads	Units-of-production	77,021	38,700
Buildings and leasehold improvements	3 - 10 years	24,625	19,798
Furniture, fixtures, and office equipment	2 - 3 years	4,098	3,769
Vehicles	3 - 5 years	2,943	2,332
Construction in progress and other		434,696	247,262
		1,015,098	608,713
Less: accumulated depreciation and amortization		(124,311)	(70,676)
		$890,787	$538,037
The Company records advance payments for plant and equipment in construction in progress and other. As discussed in Note 5 - Prepaids and Other Assets, at September 30, 2013, $32.7 million of property and equipment was classified as held for sale and therefore excluded from Plant, equipment, and mine development, net.
7. Other Liabilities
The following table summarizes the components of other liabilities, current and non-current (in thousands):

	September 30, 2013	December 31, 2012
Other liabilities, current
Accrued compensation	$3,919	$4,282
Capital expenditure retentions	4,230	977
Derivative instruments - Note 17	108	—
Refining and processing fees	—	4,503
	$8,257	$9,762
Other liabilities, non-current
Derivative instruments - Note 17	$15,432	$9,324
Deferred royalty income	905	790
Other	49	109
	$16,386	$10,223
8. Debt
The following table summarizes the components of debt (in thousands):

	September 30, 2013	December 31, 2012
Debt, current:
Capital lease and term loan obligations	$53,903	$28,614
Term and Security Deposit loan	18,125	—
	$72,028	$28,614
Debt, non-current:
Capital lease and term loan obligations	$159,969	$94,538
8.75% Senior Notes due June 2019 (1)	388,920	402,040
	$548,889	$496,578
(1) Effective interest rate of 8.375% after cross currency swap.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Senior Notes
In May 2012, the Company issued CDN $400.0 million of uncollateralized senior notes (the “Notes”). The Notes are denominated in Canadian dollars, pay interest semi-annually at the rate of 8.75% per annum, and mature in June, 2019. Concurrently with the issuance of the Notes, the Company entered into a cross currency swap agreement based upon a notional amount of $400.4 million, the gross proceeds to the Company from the issuance, which fixed the interest rate at 8.375% as further described in Note 17 - Derivative Instruments. The Notes balance was $388.9 million based upon the U.S. dollar to Canadian dollar exchange rate on September 30, 2013. The Notes are guaranteed by most of the Company’s currently wholly-owned subsidiaries, including Hycroft Resources & Development Inc., which owns the Hycroft Mine and conducts mining operations.
 Capital Lease and Term Loan Obligations
The Company’s capital lease and term loan obligations are for the purchase of mining equipment, bear interest at rates between 4% - 7% per annum, and primarily carry 60 - 84-month terms. The following is a summary of the future minimum payments under the Company’s capital lease and term loan obligations as of September 30, 2013 (in thousands):

Fiscal Year	Minimum Lease Payments
2013	$15,248
2014	61,350
2015	53,345
2016	47,884
2017	33,296
Thereafter	27,434
Less: interest	(24,685)
Net minimum capital lease payments	213,872
Less: current portion	(53,903)
Non-current portion	$159,969
Term and Security Deposit Loan Agreement
In March 2013, the Company entered into a Term and Security Deposit Loan Agreement (the “Loan Agreement”) related to the purchase of three electric rope shovels. Under the Loan Agreement, the Company was made available up to $60.0 million ($20.0 million for each shovel) for scheduled advance security deposit payments pursuant to purchase agreements for the electric rope shovels and up to $90.0 million ($30.0 million for each shovel) in term loan financing to fund the purchase of the electric rope shovels once commissioned at the Hycroft Mine. Under the Loan Agreement, as electric rope shovels are commissioned, amounts previously advanced to the Company for security deposits, together with the remaining purchase price of each electric rope shovel, are converted to term loan obligations. The electric rope shovels secure all amounts borrowed by the Company under the Loan Agreement.
As of September 30, 2013, the Company had commissioned two (of the three) electric rope shovels and, as such, amounts borrowed for these two shovels are included in capital lease and term loan obligations. As discussed in Note 5 - Prepaids and Other Assets, costs for the third electric rope shovel are included in equipment held for sale at September 30, 2013. Accordingly, amounts borrowed under the Loan Agreement for the third electric rope shovel are included in Debt, current as repayment will occur when the components of the third shovel are sold, which the Company believes will happen within the next twelve months.
All amounts borrowed under the Loan Agreement are subject to a 1.25% commitment fee, however, amounts previously advanced for security deposits and subsequently converted to term loan obligations are not subject to an additional commitment fee upon conversion. Advances for security deposits under the Loan Agreement bear an interest rate determined by an applicable rate plus the three month LIBOR, which approximated 4.9% at September 30, 2013. The two executed term loans for the commissioned shovels carry seven year terms and bear interest at a fixed rate of approximately 6%.
Revolving Credit Agreement
The Company's $120.0 million revolving credit agreement (the “Revolver”) matures in April, 2016. In March 2013 and June 2013, the Company entered into amendments to the Revolver which modified the Interest Coverage Ratio and Leverage Ratio, as defined in the Revolver, for each of the three month periods ended March 31 and June 30, 2013. Such amended ratios returned to the ratios originally contained in the Revolver for the three months ended September 30, 2013 and all quarters thereafter.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In September 2013, the Company entered into the Third Amendment to Credit Agreement (the “Third Amendment”) to the Revolver which modified the Interest Coverage Ratio and Leverage Ratio, as defined in the Revolver, for the three months ended September 30, 2013. Such amended ratios returned to the ratios originally contained in the Revolver on October 1, 2013 and all dates thereafter. The Third Amendment also modified the definition of Calculation Date, as defined in the Revolver, to require the Company to calculate certain financial ratios on a pro forma basis on each date upon which the Company requests credit, which will determine the Company's compliance with certain covenants contained in the Revolver.
The Revolver is collateralized by substantially all of the Company’s assets. The interest rate on drawdowns is at an applicable rate plus a base rate or LIBOR, with the applicable rate determined by financial ratios of the Company. During the three and nine months ended September 30, 2013, no amounts were borrowed under the Revolver.
Debt Covenants
The Company’s Notes contain provisions that among other things restrict or limit the ability of the Company to redeem the Notes, incur or guarantee additional debt, pay dividends, and consolidate, merge or sell all or substantially all of the Company’s assets. The Loan Agreement also contains customary covenants, agreements, and events of default for loan agreements of this type. The Company’s Revolver and certain capital lease obligations contain financial covenants related to net worth and interest coverage and leverage ratios, as well as certain affirmative and restrictive covenants. As discussed above in the Revolving Credit Agreement section, certain financial ratios were modified for the three months ended September 30, 2013. The Company was in compliance with all debt covenants as of September 30, 2013.
Interest Expense
The following table summarizes the components of interest expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
8.75% Senior Notes due June 2019 (1)	$8,452	$8,423	$25,219	$11,821
Capital lease and term loan obligations	1,989	1,255	5,441	2,676
Amortization of debt issuance costs	664	514	1,909	750
Term and Security Deposit loan	755	—	1,105	—
Revolving credit facility standby fees	385	73	1,010	220
Other interest expense	368	—	592	—
Capitalized interest	(7,252)	(2,343)	(21,593)	(3,622)
	$5,361	$7,922	$13,683	$11,845
(1) Effective interest rate of 8.375% after cross currency swap.
9. Common Stock
May 2013 Public Offering
In May 2013, the Company completed a public offering in which 14,000,000 shares of common stock were sold at a price of $10.75 per share for gross proceeds of $150.5 million. The Company paid underwriters fees, commissions, and general offering costs of $8.5 million, resulting in net proceeds of $142.0 million. The Company intends to use the net proceeds of the offering to fund capital expenditures at the Hycroft Mine and for general corporate purposes.
10. Revenue
The table below is a summary of the Company’s gold and silver revenue (in thousands, except ounces sold):

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
	Amount	Ounces sold	Amount	Ounces sold	Amount	Ounces sold	Amount	Ounces sold
Gold revenue	$72,649	52,713	$59,337	34,851	$172,567	121,481	$122,812	72,960
Silver revenue	4,092	184,082	5,492	177,844	12,362	505,151	14,908	480,886
	$76,741		$64,829		$184,929		$137,720

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Separation and Severance Costs

The tables below summarize the Company’s separation and severance costs by type of cost and by the reportable segment to which they relate (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Type of cost	2013	2012	2013	2012
One time, cash payments	$3,011	$—	$4,809	$—
Stock-based compensation costs from continued vesting	—	—	1,124	—
	$3,011	$—	$5,933	$—

	Three months ended September 30,		Nine months ended September 30,
Reportable segment	2013	2012	2013	2012
Hycroft Mine	$1,860	$—	$1,860	$—
Exploration	381	—	405	—
Corporate and Other	770	—	3,668	—
	$3,011	$—	$5,933	$—
At September 30, 2013, the Company had no remaining liability recorded for separation and severance costs.

12. Other, Net

The table below is a summary of the Company’s other income and expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Loss on disposal of mineral properties	$(1,441)	$—	$(1,441)	$—
Loss on equipment held for sale - Note 5	(298)	—	(298)	—
Gain (loss) on marketable equity securities	290	(387)	(677)	(129)
Foreign currency transaction (loss) gain on senior notes	(8,400)	4,600	13,120	(6,240)
Reclassification of gain (loss) from accumulated other comprehensive income for cross currency swap	8,400	(4,600)	(13,120)	6,240
Other income (expense)	53	(31)	119	2
	$(1,396)	$(418)	$(2,297)	$(127)
During the third quarter of 2013, the Company completed a review of its early-stage Other Exploration Properties, which are properties having no defined mineralized material due to insufficient historical exploration activities. As a result of this review, the Company abandoned 12 Other Exploration Properties and recorded a loss on disposal of $1.4 million in each of the three and nine month periods ended September 30, 2013.
13. Income Tax Expense
For the three and nine months ended September 30, 2013, the Company recorded income tax benefits of approximately $4.1 million and $1.8 million, respectively, based on an estimated annual effective rate of a benefit of approximately 10%. Income tax expense during the same periods of 2012 was $4.5 million and $10.5 million, respectively, based on an estimated annual effective rate of 25%. The estimated annual effective tax rates for the three and nine months ended September 30, 2013 and 2012, vary from the United States statutory tax rate of 35% primarily due to the effects of the percentage depletion deduction. The Company's estimated annual effective tax rate and corresponding tax expense are largely sensitive to changes in the Company's pre-tax book income projections. Because the Company's 2013 projected percentage depletion expense exceeds its projected 2013 pre-tax book income, the Company is currently estimating an overall 2013 income tax benefit and, as such, has recorded income tax benefits during the three and nine months ended September 30, 2013.
Historically, the Company has not been subject to state or foreign income taxes as all of the Company’s operations and properties are located within Nevada, which does not impose a state income tax.
As necessary, the Company provides a reserve against the benefits of uncertain tax positions taken in its tax filings. Based on the weight of available evidence, the Company does not believe it has taken any uncertain tax positions that require the establishment of a reserve. The Company has not recorded any interest or penalties related to income tax liabilities as of September 30, 2013.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

14. Income Per Share
The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income available to common stockholders:	$4,971	$13,402	$18,019	$31,612
Weighted average common shares:
Basic	104,416	90,020	97,297	89,893
Effect of shares granted under the:
Restricted Share Unit Plan	1,045	501	988	529
2007 Stock Option Plan	83	578	319	578
Deferred Phantom Unit Plan	248	187	248	63
Deferred Share Unit Plan	130	24	97	8
Diluted	105,922	91,310	98,949	91,071
Income per share:
Basic	$0.05	$0.15	$0.19	$0.35
Diluted	$0.05	$0.15	$0.18	$0.35
15. Stock-Based Compensation
The following tables summarize the Company’s stock-based compensation cost and unrecognized stock-based compensation cost by plan (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Stock-based compensation cost	2013	2012	2013	2012
Restricted Share Unit	$1,005	$1,364	$4,568	$4,291
Deferred Share Unit	212	262	737	525
Deferred Phantom Unit	—	(883)	—	(1,249)
	$1,217	$743	$5,305	$3,567

	September 30,
Unrecognized stock-based compensation cost	2013	2012
Restricted Share Unit	12,115	12,056
Deferred Share Unit	525	525
	$12,640	$12,581
The following table summarizes awards and activity of the Company’s stock-based compensation plans:

	Nine months ended September 30,
	2013				2012
	Restricted Share Unit	2007 Stock Option	Deferred Phantom Unit	Deferred Share Unit	Restricted Share Unit	2007 Stock Option	Deferred Phantom Unit	Deferred Share Unit
Outstanding on January 1,	849,482	640,000	248,136	34,008	568,787	775,776	281,869	—
Correction of reporting issuance by plan administrator	—	—	—	—	280,000	—	—	—
Granted	1,427,386	—	—	100,400	291,081	—	—	37,100
Vested/exercised	(119,560)	(90,000)	—	—	(229,322)	(92,442)	—	—
Canceled/forfeited	(404,037)	(50,000)	—	—	(31,666)	—	—	—
Outstanding, end of period	1,753,271	500,000	248,136	134,408	878,880	683,334	281,869	37,100
Vested and unissued/exercisable, end of period	495,116	500,000	248,136	80,861	380,000	683,334	281,869	18,550

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

16. Fair Value Measurements
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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Certain financial instruments, including cash and equivalents, accounts receivable, prepaids and other, accounts payable, and other liabilities, are carried at cost, which approximates fair value due to the short-term nature of these instruments. There were no changes to the Company’s valuation techniques and no transfers in or out of Levels 1 or 2 during the three and nine months ended September 30, 2013.
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands).

Assets	September 30, 2013	December 31, 2012	Input Hierarchy Level
Available-for-sale securities:
Marketable equity securities	$1,097	$1,774	Level 1
Derivative instruments:
Diesel swap agreements - Note 17	$187	$435	Level 2
Cross currency swap - Note 17	160	1,391	Level 2
	$347	$1,826
Property and equipment held for sale - Note 5	$32,663	$—	Level 2

Liabilities
Derivative instruments:
Cross currency swap - Note 17	$15,432	$9,324	Level 2
Embedded derivatives in provisional sales agreements - Note 17	108	—	Level 2
	$15,540	$9,324
The Company’s marketable equity securities are valued using quoted market prices in active markets and, as such, are classified within Level 1 of the fair value hierarchy. The fair value of the marketable equity securities is calculated as the quoted price of the marketable equity security multiplied by the quantity of shares held by the Company. Available-for-sale equity securities are classified as Other assets, non-current with periodic changes in fair value included in Other, net.
The Company’s derivative instruments are valued using models which require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, and correlations of such inputs. Some of the model inputs used in valuing the derivative instruments trade in liquid markets and, as such, model inputs can generally be verified and do not involve significant management judgment. Derivative instruments are classified within Level 2 of the fair value hierarchy and are included in Prepaids and other and Other liabilities, current and non-current.
The Company’s property and equipment held for sale is valued using a market approach for each item of property and equipment held for sale. Inputs include quoted market prices for identical or similar assets in markets that are not active and, as such, property and equipment held for sale is classified within Level 2 of the fair value hierarchy. Property and equipment held for sale is included in Prepaids and other with periodic changes in fair value (less costs to sell) included in Other, net.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Items Disclosed at Fair Value
Using prevailing interest rates on similar investments, credit spreads, and foreign currency forward rates, the estimated fair value of the Notes was $341.3 million at September 30, 2013. The fair value estimate of the Notes was prepared with the assistance of an independent third party and does not reflect the Notes actual trading value or the carrying value of the Notes in the Company's consolidated financial statements.

17. Derivative Instruments
Derivative Instrument Fair Values
The following table is a summary of the fair values of the Company’s derivative instruments (in thousands):

	September 30, 2013			December 31, 2012
	Prepaids and other	Other liabilities, current	Other liabilities, non-current	Prepaids and other	Other liabilities, non-current
Cross currency swap	$160	$—	$15,432	$1,391	$9,324
Diesel swap agreements	187	—	—	435	—
Embedded derivatives in provisional sales agreements	—	108	—	—	—
	$347	$108	$15,432	$1,826	$9,324
Derivative Instruments Not Designated as Hedges
Provisionally Priced Sales
The Company’s provisionally priced sales agreements for its carbon in-process inventory sales contain embedded derivatives that are required to be separated from the host contracts for accounting purposes. The host contracts are the receivables from sales of metals at forward prices. The embedded derivative, which does not qualify for hedge accounting, is adjusted to fair value through earnings (revenues) each period, using period-end forward prices, through the date of final settlement. At September 30, 2013, the Company had $3.7 million of unsettled provisionally priced sales for approximately 2,615 ounces of gold at an average price of $1,327 per ounce and approximately 15,727 ounces of silver at an average price of $22 per ounce. During the three months ended September 30, 2013, changes in metal prices for provisionally priced sales that settled during the quarter resulted in a net increase to revenues of $0.8 million. The Company did not have any provisionally priced sales during the same periods of 2012.
Derivative Instruments Designated as Hedges – Cash Flow Hedges
The Company has entered into swap agreements to hedge against price volatility of some of its operating cost exposure related to diesel fuel and to hedge against the effect of foreign exchange and interest rate fluctuations on cash flows related to the Notes. The diesel and cross currency swap agreements have been designated as cash flow hedges and, as such, changes in the market value of such instruments have been recorded in Accumulated other comprehensive income (loss). The Company did not experience any ineffectiveness in its hedging instruments during the three and nine months ended September 30, 2013.
Diesel Swap Agreements
At September 30, 2013, the Company had outstanding diesel swap agreements that mature in 2013 for 0.9 million gallons (0.3 million gallons per month) at an average price of $2.71 per gallon. The Company believes it has hedged approximately 30% of its forecasted diesel consumption for the remainder of 2013.
Cross Currency Swap
In May 2012, the Company entered into a cross currency swap concurrent with the issuance of the Notes. The notional value of the cross currency swap was $400.4 million and the interest rate was fixed at 8.375%. The Company makes interest payments ($400.4 million at 8.375%) to the counterparty in exchange for the Canadian dollars required to service the Notes (CDN$400.0 million at 8.75%). Upon maturity the Company will pay $400.4 million to the counterparty and receive CDN $400.0 million, which will be used to satisfy the face amount of the issuance.
Accumulated Other Comprehensive Income (Loss)
Some of the Company’s diesel and cross currency swaps designated as cash flow hedges settled during the nine months ended September 30, 2013 and 2012, a portion of which was reclassified from Accumulated other comprehensive income (loss) into earnings. The following table sets forth changes in Accumulated other comprehensive income (loss) and the effect of the cash flow hedges on our Condensed Consolidated Financial Statements (in thousands):

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2013
	Cross Currency Swap	Diesel Swap Agreements	Tax Effects	Total
Balance, beginning of period	$(9,574)	$1,241	$2,917	$(5,416)
Gain (loss) recognized in other comprehensive income (loss) for effective portion of unsettled cash flow hedges	5,781	(248)	(1,937)	3,596
Settlements of cash flow hedges	(12,927)	534	4,338	(8,055)
Reclassifications into earnings when underlying hedged transactions impacted earnings:
Reclassified to Interest expense	(193)	—	68	(125)
Reclassified to Other, net	13,120	—	(4,592)	8,528
Reclassified to Production costs	—	(695)	243	(452)
Balance, end of period	$(3,793)	$832	$1,037	$(1,924)

	Nine months ended September 30, 2012
	Cross Currency Swap	Diesel Swap Agreements	Tax Effects	Total
Balance, beginning of period	$—	$—	$—	$—
Gain (loss) recognized in other comprehensive income (loss) for effective portion of unsettled cash flow hedges	(9,463)	581	3,109	(5,773)
Settlements of cash flow hedges	6,958	460	(2,596)	4,822
Reclassifications into earnings when underlying hedged transactions impacted earnings:
Reclassified to Interest expense	(718)	—	251	(467)
Reclassified to Other, net	(6,240)	—	2,184	(4,056)
Reclassified to Production costs	—	(19)	7	(12)
Balance, end of period	$(9,463)	$1,022	$2,955	$(5,486)
During the nine months ended September 30, 2013, a foreign currency transaction gain of $13.1 million decreased the outstanding Notes balance and was included in Other, net. As a result of the cross currency swap, the transaction gain was offset by a corresponding loss included in Other, net, resulting in no impact to net income. Similarly, any future foreign currency transaction gain (loss) attributable to the Notes and included in Other, net will be offset due to the currency swap, resulting in no impact to net income.
As a result of the cross currency swap, during the nine months ended September 30, 2013, the Company recorded a $0.2 million reduction to Interest expense, representing the difference in interest expense between the swapped amount and rate ($400.4 million at 8.375%) and the interest expense on the issued amount and stated rate (CDN $400.0 million at 8.75%) translated to US dollars. The Company estimates that $0.1 million (net of tax) related to the currency swap will be reclassified from Accumulated other comprehensive income (loss) into earnings during the next 12 months.
During the nine months ended September 30, 2013, as certain gold ounces were sold, a $0.7 million reduction to Production costs resulted from reclassifying amounts from previously settled diesel swap agreements into earnings. The Company estimates that $0.3 million (net of tax) will be reclassified from Accumulated other comprehensive income (loss) into earnings during the next 12 months for previously settled diesel swap agreements.
18. Segment Information
The Company is engaged in the operation of the Hycroft Mine and the evaluation, acquisition, exploration, and advancement of gold exploration and development projects in Nevada. Our segments are defined as components of the Company for which separate financial information is available that is evaluated regularly by the executive decision-making group in assessing performance, establishing operating plans and budgets, and deciding how to allocate resources. Segment information as of and for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended September 30,	Hycroft Mine	Exploration	Corporate and Other	Total
2013
Revenue - Note 10	$76,741	$—	$—	$76,741
Depreciation and amortization	9,346	—	261	9,607
Income (loss) from operations	13,597	(940)	(5,089)	7,568
Interest income	2	—	75	77
Interest expense - Note 8	(2,912)	—	(2,449)	(5,361)
Other, net - Note 12	(249)	(1,441)	294	(1,396)
Income (loss) before income taxes	10,438	(2,381)	(7,169)	888
Total assets	1,348,593	38,743	143,331	1,530,667
Capital expenditures	$89,938	$51	$—	$89,989
2012
Revenue - Note 10	$64,829	$—	$—	$64,829
Depreciation and amortization	3,506	—	252	3,758
Income (loss) from operations	31,653	(2,966)	(2,827)	25,860
Interest income	15	—	319	334
Interest expense - Note 8	(1,256)	—	(6,666)	(7,922)
Other, net - Note 12	(26)	—	(392)	(418)
Income (loss) before income taxes	30,386	(2,966)	(9,566)	17,854
Total assets	616,875	40,304	524,442	1,181,621
Capital expenditures	$112,768	$—	$776	$113,544

Nine months ended September 30,	Hycroft Mine	Exploration	Corporate and Other	Total
2013
Revenue - Note 10	$184,929	$—	$—	$184,929
Depreciation and amortization	18,406	—	788	19,194
Income (loss) from operations	55,357	(3,106)	(20,343)	31,908
Interest income	10	—	305	315
Interest expense - Note 8	(6,937)	—	(6,746)	(13,683)
Other, net - Note 12	(183)	(1,441)	(673)	(2,297)
Income (loss) before income taxes	48,247	(4,547)	(27,457)	16,243
Total assets	1,348,593	38,743	143,331	1,530,667
Capital expenditures	$398,785	$51	$149	$398,985
2012
Revenue - Note 10	$137,720	$—	$—	$137,720
Depreciation and amortization	7,379	—	480	7,859
Income (loss) from operations	70,808	(5,189)	(12,157)	53,462
Interest income	14	—	646	660
Interest expense - Note 8	(1,763)	—	(10,082)	(11,845)
Other, net - Note 12	(7)	—	(120)	(127)
Income (loss) before income taxes	69,052	(5,189)	(21,713)	42,150
Total assets	616,875	40,304	524,442	1,181,621
Capital expenditures	$212,221	$2	$2,408	$214,631
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

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Purchase Obligations
At September 30, 2013, the Company had purchase obligations not recorded in the Condensed Consolidated Financial Statements totaling $111.3 million for the purchase of mill components and capital items associated with the ongoing expansion projects. The capital items included crusher components, drills, mills and motors, electrical upgrades, and installation and commissioning costs. During 2013 and 2014, the Company expects purchase obligations to be satisfied through cash payments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “us”, “our”, the “Company”, and “Allied Nevada” refer to Allied Nevada Gold Corp. and its subsidiaries. The following discussion, which has been prepared based on information available to us as of November 5, 2013, provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2012. References to “$” refers to United States currency and “CDN $” to Canadian currency.
Overview of the Company
We are a U.S.-based gold producer focused on mining, development, and exploration properties in the state of Nevada. Our operating mine, the Hycroft Mine ("Hycroft"), was restarted in 2008 and is undergoing expansion projects to increase our oxide (heap leach) mineralization processing capabilities and mining rate, a majority of which will be completed and commissioned during 2013. As discussed below in the Hycroft Expansion Projects section, the construction of our previously commenced mill expansion, which would provide us with sulfide mineralization processing capabilities, has been deferred.
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
In addition to the Hycroft Mine, we own or control leasehold interests in 100% of the Hasbrouck, Three Hills, Mountain View, Wildcat, and the Pony Creek/Elliot Dome Advanced Exploration Properties and have a joint venture with Silver Standard Resources Inc. with respect to the Maverick Springs Advanced Exploration Property. We also have the exploration rights to approximately 78 Other Exploration Properties.
Executive Summary
Our third quarter 2013 highlights and significant developments included the following, which are discussed in further detail throughout the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Health and safety: We remained committed to our core values, health and safety, and operated in an environmentally responsible manner. Regrettably, there was one lost time accident at our Hycroft Mine during the third quarter of 2013. We have learned from this setback and taken measures to strengthen the overall health and safety environment at our Hycroft Mine.
Ounces sold: Gold ounces sold in the third quarter of 2013 increased 51% to 52,713 ounces, compared to 34,851 ounces sold in the same period of 2012. The 52,713 gold ounces sold in the third quarter is an all-time quarterly record and represents an increase of 27%, or 11,201 gold ounces, from the second quarter of 2013.
Hycroft Mine operations: During the third quarter of 2013, we placed 12.7 million ore tons on the leach pads containing approximately 75,089 recoverable ounces of gold and approximately 0.5 million recoverable ounces of silver. During the third quarter of 2013, we achieved our targeted mining rate and decreased our mining cost per ton compared to the second quarter of 2013, all while operating in a leaner, more cost-efficient structure as a result of our July workforce reduction.
Hycroft Mine heap leach expansion projects: As discussed below in the Hycroft Mine - Operations and Hycroft Expansion Projects sections, our heap leach expansion projects progressed well during the third quarter, including operation of the North leach pad and two 73 cubic-yard electric rope shovels, initiating commissioning of the new 21,500 gallons per minute ("gpm") Merrill-Crowe plant, and continuing construction of the crushing system.
Hycroft Mine mill construction deferred: As previously announced and discussed below in the Hycroft Expansion Projects section, we have deferred the construction of a mill. We continued work on the design of an optimized mill plan, oxidation test work for sulfide concentrate treatment, and finalization of environmental permits necessary to operate a mill.
Net income: As discussed in the Results of Operations section below, our third quarter and first nine months of 2013 net income was $5.0 million and $18.0 million, respectively. Although we sold a record number of gold ounces during the third quarter of 2013, we were negatively impacted by a lower metal price environment and increases to total cost of sales.

Hycroft Mine
Operations
Key operating statistics for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Ore mined (000’s tons)	12,690	7,147	32,074	15,521
Ore mined and stockpiled (000’s tons)	948	670	1,752	1,492
Waste mined (000’s tons)	8,395	5,843	23,320	19,417
	22,033	13,660	57,146	36,430
Excavation mined (000’s tons)	—	5,560	3,288	9,807
Ore mined grade - gold (oz/ton)	0.011	0.011	0.011	0.013
Ore mined grade - silver (oz/ton)	0.253	0.198	0.213	0.309
Ounces produced - gold	52,198	28,182	129,412	91,317
Ounces produced - silver	184,070	185,604	504,911	559,968
Ounces sold - gold	52,713	34,851	121,481	72,960
Ounces sold - silver	184,082	177,844	505,151	480,886
Average realized price - gold ($/oz)[1]	$1,378	$1,703	$1,421	$1,683
Average realized price - silver ($/oz)	$22	$31	$24	$31
Average spot price - gold ($/oz)	$1,326	$1,652	$1,456	$1,652
Average spot price - silver ($/oz)	$21	$30	$25	$31
Adjusted cash costs per ounce[2]	$905	$690	$794	$606
The Hycroft Mine operational efforts, together with our increased ore under leach on the North leach pad and additional solution processing capacity from our carbon columns, resulted in the sale of a record number of gold ounces during the third quarter of 2013. Silver ounces sold during the third quarter and first nine months of 2013 did not increase proportionately to the increase in gold ounces sold as approximately 62% of our third quarter gold ounces sold were recovered from solution processed through the carbon columns, which have low silver recoveries. Our average silver ounces to gold ounces sold ratios for the third quarter and first nine months of 2013 were approximately 3.5:1 and 4.2:1, respectively, which we expect to increase to over 6.0:1 during the fourth quarter when solution is primarily processed through the new Merrill-Crowe plant. The new Merrill-Crowe plant began processing approximately 7,000 gpm of solution in mid-October and by the end of October was fully commissioned and capable of processing solution at the full 21,500 gpm capacity.
Our total tons mined during the first nine months of 2013 increased approximately 31% from the 2012 period as a result of our expanded mobile mine equipment fleet. We were able to achieve our third quarter 2013 target mining rate through efficiencies gained with our mobile equipment dispatch system and increased loading capacity of the two 73 cubic-yard electric rope shovels, all while operating with an approximately 24% leaner mine-site workforce. During the third quarter of 2013 our average mining cost per ton and average processing cost per ore ton decreased by 22% and 14%, respectively, from second quarter 2013 per ton amounts. We expect such efficiencies in mining and processing costs to continue during the remainder of 2013, which we believe will positively impact our future production costs and adjusted cash costs per ounce2.
As of September 30, 2013, we had approximately 11.4 million square feet under leach, an increase of approximately 4.3 million square feet from June 30, 2013. The North leach pad continued to perform well during its first five months of operations as our overall metal recoveries and timing of such metal recoveries remained consistent with our expectations. During the third quarter of 2013 we continued our remediation efforts of the Lewis leach pad and received permits which allowed us to begin introducing solution into wells that have been drilled into dry areas of the pad. Test work is ongoing to determine the timing of solution penetration and the rate in which metal production is expected to occur.

[1]
The average realized price per gold ounce for the third quarter of 2013 includes positive adjustments that totaled approximately $17/oz related to the settlement of provisionally priced sales. There were no such adjustments to the average realized prices per ounce during any of the other periods presented. For additional information on our provisionally priced sales see Note 17 - Derivative Instruments to our Notes to Condensed Consolidated Financial Statements.

[2]
The term “adjusted cash costs per ounce” is a non-GAAP financial measure. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See the section on “Non-GAAP Financial Measures” in this MD&A for additional information.

Although our third quarter 2013 mining and processing costs improved from previous periods, our adjusted cash costs per ounce1 for the first nine months of 2013 were negatively impacted by lower silver ounces sold, increased production costs incurred during the first half of 2013, and additional external refining costs for carbon in-process inventories sold during the third quarter of 2013. Further, during the third quarter and first nine months of 2013 our average realized price per ounce of silver sold decreased by approximately $9 (30%) and $6 (19%), respectively, compared to the same periods of 2012, resulting in increases to our adjusted cash costs per ounce1.
Operations Outlook
2013 operations outlook
We continue to expect our 2013 full year metal sales will approximate 175,000 to 200,000 ounces of gold and 0.9 million to 1.1 million ounces of silver. We expect to move 76.3 million tons of material, including 41.0 million tons of ore at average grades of 0.012 oz/ton gold and 0.25 oz/ton silver. The overall strip ratio for 2013 is expected to be 0.6:1. Adjusted cash costs per ounce1 for 2013 are expected to be in the range of $800 to $825 per ounce (with silver as a byproduct credit).
Allied Nevada intends to focus its resources towards the Hycroft operations and expansion. At this time, no exploration drilling is planned for the remainder of 2013.
Heap leach only operations outlook
Until the decision to resume construction of a mill is made, as a heap leach only operation, we expect to be able to mine existing heap leach reserves of approximately 2.0 million ounces of gold and 84.3 million ounces of silver for six years (starting in 2014) and process at a reduced rate through 2021. The average mining rate is expected to be 81.2 million total tons, including 33.5 million ore tons processed, per year. Production is expected to average 225,000 ounces of gold and 2.7 million ounces of silver annually, through 2020, assuming heap leach operations only. The Hycroft Mine deposit remains open to the south with the potential for further expansion which could provide additional heap leach mineralized material.
Hycroft Expansion Projects
We have previously announced and commenced projects to expand our oxide (heap leach) operations and implement sulfide mineralization processing capabilities through the construction of a mill, which would provide staged increases to production. Although not all of the following expansion projects are ongoing, as discussed further below, our previously announced expansion projects at the Hycroft Mine included (1) increasing the mining rate through larger capacity haul trucks, shovels, and production drills; (2) expanding leach pad operations through increased pad size, additional solution processing capacity, and the addition of a gyratory crusher to enhance the exposure of ore to the leach process; (3) constructing a mill to process higher grade transitional and sulfide mineralization; and (4) upgrading infrastructure items to handle the milling demands, including power transmission and distribution, the construction of a railroad spur and an employee housing project.
The significant decline in gold and silver prices during the second quarter of 2013 impacted our expected cash flows from operations, resulting in our decision to defer construction of the mill and related infrastructure upgrades, further discussed in the following Mill construction and Infrastructure upgrades sections.
The decision to defer the mill construction does not reduce our estimated 2013 capital expenditures, as expected spending during the 2013 year is largely for the expansion of our leach pad operations, mining equipment, and previously ordered tangible mill components. As of September 30, 2013 we had $111.3 million of outstanding purchase obligations. We estimate that 2013 capital expenditures at the Hycroft Mine for the expansion projects will total approximately $483.8 million. For additional discussion about the Hycroft Mine expansion spending see the Liquidity and Capital Resources section below.
The following sections provide details and updates on the previously announced Hycroft Mine expansion projects.
Increasing the mining rate
This phase of the expansion project was completed during the third quarter of 2013. Equipment to increase the annual mining rate first began arriving on site in late 2010 and as of the end of July 2013, we had commissioned all 33 of the planned 320-ton Komatsu haul trucks and the first two (of three) 73 cubic-yard electric rope shovels. During the third quarter of 2013, we began efforts to sell the third electric rope shovel (which has not been built), and is included in Prepaids and other as property and equipment held for sale in our Condensed Consolidated Balance Sheet. We believe that our current mobile equipment fleet is sufficient to support our future operations, including a milling scenario, without a third electric rope shovel.

[1]
The term “adjusted cash costs per ounce” is a non-GAAP financial measure. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See the section on “Non-GAAP Financial Measures” in this MD&A for additional information.

Expanding leach pad operations
To accommodate the increased mining rate we have expanded and are continuing to expand our leach pad capacity and solution processing capabilities. The North leach pad, which was commissioned during the second quarter of 2013, increased our gross leach pad capacity by 80.0 million tons. We had 60.0 million tons of remaining leach capacity as of September 30, 2013, an increase of 48.0 million tons from the December 31, 2012 remaining capacity of 12.0 million tons. The new 21,500 gpm Merrill-Crowe processing plant increased our total solution processing capacity to 33,000 gpm. As long as our solution flows remain at 26,500 gpm or less, we would expect processing to occur at the new and old Merrill-Crowe plants, thereby eliminating the use of our less efficient carbon columns. The new Merrill-Crowe plant began processing 7,000 gpm of solution in mid-October and by the end of October was fully commissioned and capable of processing solution at the full 21,500 gpm capacity. During the third quarter of 2013, we continued construction on the crushing system, including the primary, secondary, and tertiary crushers, which we expect to commission in the fourth quarter of 2013. Assuming there are no delays in commissioning the crushing system, we expect that this phase of the expansion project will be considered largely complete by the end of 2013.
In 2014, we do not expect to add additional leach pad space. As part of our sustaining capital requirements we may need to add leach pad space in 2015. We had originally planned to construct a new pad, which we referred to as the "South leach pad"; however, we now believe that we can expand our leach pad capacity on the north side of the property.
Mill construction
To process the higher grade oxide and transitional ores and the sulfide ore, our previously announced expansion plans included the construction of a mill, which we have decided to defer due to declining metal prices and the resultant lower than expected cash flows generated by our operations.
During the next twelve months we will continue to develop an optimized mill plan, perform test work for onsite oxidation of our concentrates, and finalize the permits necessary to operate a mill once constructed. As part of the mill optimization work, we have engaged a third party to complete a feasibility study which will incorporate the results of our concentrate oxidation test work. We also plan to evaluate varying mill scenarios in terms of design capacity, including a staged mill scenario in which we would start with a 75,000 tons per day plant that could be increased to 130,000 tons per day in the future once the initial phase is operating according to plan. At this time, we cannot estimate a revised time frame, scope, or capital cost for different mill scenarios or revised long-term projections and estimates of production. We expect to make a decision on when construction of a mill will be resumed once a new feasibility study is completed, which we anticipate completing during the third quarter of 2014.
We continue to work with our engineers to finalize and catalog the detailed engineering work performed thus far so it can be quickly resumed at a future date. Some mill related capital spending will continue during the remainder of 2013 as we receive the mills themselves, the motors, and finish cataloging the mill-related engineering. Mill components that we have received (and continue to be received) will be stored until the decision is made to continue construction of a mill or offer the components for sale.
Infrastructure upgrades
Our previously announced expansion plans required improvements to infrastructure at the Hycroft Mine, including the construction of a rail spur and upgrading the power transmission and distribution system to handle the demands of a mill and our electric rope shovels. Concurrently with our decision to defer construction of a mill, we decided to delay certain infrastructure improvements, including the rail spur and certain electrical upgrades, which were specific to supporting the demands of a mill. However, during the third quarter of 2013, we continued work on necessary infrastructure upgrades to support our expanding leach pad operations, including the electric rope shovels, Merill-Crowe plant, and crushing system.
Additionally, we have been building single family homes and townhouses in Winnemucca, NV for our current workforce and in anticipation of an expanded future workforce necessary to operate a mill, which we planned to rent and/or sell to our employees. Our original plans called for the completion of 39 single family homes and 50 townhouses; however, the scope of our housing needs is now lower with our decision to defer construction of a mill. Our plans are now to complete 29 single family homes and 34 townhouses. We have also completed a temporary housing project in anticipation of lodging needs related to the construction of a mill. We expect to vacate this facility by the end of 2013 and believe it will be available for use if we begin construction of a mill.
Results of Operations
Revenue
Gold revenue
The table below summarizes changes in gold revenue, ounces sold, and average realized prices for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Total gold revenue (thousands)	$72,649	$59,337	$172,567	$122,812
Gold ounces sold	52,713	34,851	121,481	72,960
Average realized price (per ounce)[1]	$1,378	$1,703	$1,421	$1,683

	2013 vs. 2012		2013 vs. 2012
The change in gold revenue was attributable to (thousands):
Increase in ounces sold	$30,411		$81,674
Decrease in average realized price	(11,305)		(19,170)
Effect of average realized price decrease on ounces sold increase	(5,794)		(12,749)
	$13,312		$49,755
During the third quarter and first nine months of 2013 our gold revenue increased by approximately 22% and 41%, respectively, from the same periods of 2012 primarily due to increases in the number of gold ounces sold. Increases in the number of gold ounces sold in the 2013 periods were due to our expanded mine equipment fleet, increased ore under leach and solution flows, and increased solution processing capacity created by the additional carbon columns. During the third quarter of 2013 we processed solution at an average of 13,993 gpm, an increase of 124% from the third quarter of 2012. When compared to the 2012 periods, gold revenue for the third quarter and first nine months of 2013 was negatively impacted by decreases in the average realized price per ounce of $325 (19%) and $262 (16%), respectively.
Silver revenue
The table below summarizes changes in silver revenue, ounces sold, and average realized prices for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Total silver revenue (thousands)	$4,092	$5,492	$12,362	$14,908
Silver ounces sold	184,082	177,844	505,151	480,886
Average realized price (per ounce)	$22	$31	$24	$31

	2013 vs. 2012		2013 vs. 2012
The change in silver revenue was attributable to (thousands):
Increase in ounces sold	$193		$752
Decrease in average realized price	(1,539)		(3,140)
Effect of average realized price decrease on ounces sold increase	(54)		(158)
	$(1,400)		$(2,546)
During the third quarter and first nine months of 2013 our silver revenue decreased by approximately 25% and 17%, respectively, primarily due to decreases in the average realized prices per ounce and lower silver recoveries from solution processed through the carbon columns. The silver ounces to gold ounces sold ratio the first nine months of 2013 was approximately 4.2:1, compared to approximately 6.6:1 during the same period of 2012. During the fourth quarter we expect the silver ounces to gold ounces sold ratio to increase to over 6.0:1 when solution is primarily processed through the new Merrill-Crowe plant, which yields higher silver recoveries than the carbon columns.

[1]
The average realized price per gold ounce for the third quarter of 2013 includes positive adjustments that totaled approximately $17/oz related to the settlement of provisionally priced sales. There were no such adjustments to the average realized prices per ounce during any of the other periods presented. For additional information on our provisionally priced sales see Note 17 - Derivative Instruments to our Notes to Condensed Consolidated Financial Statements.

Total cost of sales
Total cost of sales consists of production costs and depreciation and amortization. The table below summarizes changes in total cost of sales for the following periods (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Production costs	$51,775	$29,533	$108,813	$59,110
Depreciation and amortization	9,607	3,758	19,194	7,859
Total cost of sales	$61,382	$33,291	$128,007	$66,969

	2013 vs. 2012		2013 vs. 2012
The change in cost of sales was attributable to:
Increase in gold ounces sold	$17,063		$44,537
Increase in average cost of sales per ounce	7,291		9,910
Effect of average cost per ounce increase on ounces sold increase	3,737		6,591
	$28,091		$61,038
As discussed above in the Gold Revenue section, during the third quarter and first nine months of 2013 we sold 51% (or 17,862 ounces) and 67% (or 48,522 ounces) more gold ounces, respectively, than the same periods of 2012 which, together with an increase in the average cost of sales per gold ounce, increased our total cost of sales.
Production costs
As shown above in the Hycroft Mine – Operations table, during the third quarter and first nine months of 2013 we experienced lower waste to ore strip ratios than the same periods of 2012; however, higher first half of 2013 production costs continued to negatively impact our average cost of sales per ounce. Additional drilling, lime, and cyanide costs associated with the Lewis leach pad remediation, increased maintenance costs of older loading equipment, and inefficient utilization of the mobile fleet resulted in a significant increase to the average cost per ounce placed on the leach pad during the first six months of 2013. During the third quarter of 2013 our average mining cost per ton and average processing cost per ore ton decreased by 22% and 14%, respectively, from second quarter 2013 per ton amounts. We expect such efficiencies in mining and processing costs to continue during the remainder of 2013, which we believe will decrease our future production costs.
Further, during the first nine months of 2013 approximately 44% of our gold ounces sold were from in-process inventories and were subject to an additional $3.2 million of external refining fees when compared to the same period of 2012. The new Merrill-Crowe plant began processing 7,000 gpm of solution in mid-October and by the end of October was fully commissioned and capable of processing solution at the full 21,500 gpm capacity. We believe that the new Merrill-Crowe plant will significantly reduce our future external refining fees during the remainder of 2013 (and beyond) as we expect to be able to process all of our solution into doré on site beginning in November of 2013.
Depreciation and amortization
We had in service an additional $260.6 million (or approximately 82%) of plant, equipment, and mine development at the end of the third quarter of 2013 compared to the same period of 2012, including the North leach pad, two electric rope shovels, and several haul trucks, resulting in increased depreciation and amortization.
Exploration, development, and land holding costs
Exploration, development, and land holding costs totaled $0.9 million and $3.0 million during the third quarters of 2013 and 2012, respectively, and $3.1 million and $5.2 million during the first nine months of 2013 and 2012, respectively, consisting of compensation and benefit costs for our exploration employees, land holding and claim maintenance fees, and exploration activity fees (when present). Exploration and development costs were higher in the 2012 periods due to drilling campaigns that took place at some of our Advanced Exploration Properties (Hasbrouck, Three Hills, and Wildcat). We have no plans for exploration activities at any of our properties for the remainder of 2013 and no longer employ a statewide exploration workforce.

Corporate general and administrative
Corporate general and administrative costs totaled $3.7 million and $2.6 million during the third quarters of 2013 and 2012, respectively, and $15.5 million and $11.7 million during the first nine months of 2013 and 2012, respectively. Increases to corporate general and administrative costs of $1.1 million and $3.8 million during the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012 were attributable to increased staff levels in support of our growing operations and increased stock-based compensation costs. Although we reduced our corporate workforce by approximately 40% during the third quarter of 2013, we experienced increased costs compared to the 2012 periods as our overall workforce was larger during substantially all of the 2013 periods. Stock-based compensation costs for directors increased $1.5 million during the first nine months of 2013 compared to the same period of 2012. In the 2012 period, mark-to-market adjustments for outstanding shares granted under the Deferred Phantom Unit Plan (prior to its August 2012 plan modification) resulted in reductions to stock-based compensation costs.
Separation and severance costs
Separation and severance costs relate to the rationalizing of our employee headcount to align our operations in the most strategic and cost-efficient manner and totaled $3.0 million and $5.9 million during the the third quarter and first nine months of 2013, respectively. During the third quarter of 2013 we reduced the Hycroft Mine workforce by approximately 24% and our corporate workforce by approximately 40%. There were no comparable costs in the 2012 periods. For additional detail on our separation and severance costs, see Note 11 - Separation and Severance Costs to our Notes to Condensed Consolidated Financial Statements.
Interest expense
Interest expense was $5.4 million and $7.9 million during the third quarters of 2013 and 2012, respectively, and $13.7 million and $11.8 million during the first nine months of 2013 and 2012, respectively. We issued senior notes in May of 2012 and regularly enter into additional capital lease and term loan obligations for mine equipment, both of which increase interest expense. Interest expense is reduced for amounts capitalized to our project expenditures. For additional detail on our recorded interest expense, including amounts capitalized, see Note 8 - Debt to our Notes to Condensed Consolidated Financial Statements.
Other, net
Other, net was $1.4 million of expense and $2.3 million of expense during the third quarter and first nine months of 2013, respectively, compared to nominal amounts during the same periods of 2012. Other, net in the 2013 and 2012 periods consisted primarily of losses on disposals of mineral properties, losses to adjust assets held for sale to fair value, and fair value changes to marketable equity securities received in a 2011 mineral property sale. For additional detail on our other income and expense, see Note 12 - Other, Net to our Notes to Condensed Consolidated Financial Statements.
Income tax benefit (expense)
We recorded an income tax benefit of $4.1 million and $1.8 million during the third quarter and first nine months of 2013, respectively, compared to income tax expense of $4.5 million and $10.5 million during the third quarter and first nine months of 2012, respectively. Our estimated annual effective tax rates differ from the United States statutory rate of 35% primarily due to the effects of the percentage depletion deduction. Because our 2013 projected percentage depletion expense exceeds our projected 2013 pre-tax book income, we are currently estimating an overall 2013 income tax benefit and, as such, have recorded income tax benefits during the three and nine months ended September 30, 2013. For additional detail on our recorded income tax benefit (expense), see Note 13 - Income Tax Expense to our Notes to Condensed Consolidated Financial Statements.
Net income
For the reasons described above, we reported net income of $5.0 million and $13.4 million during the third quarters of 2013 and 2012, respectively, and $18.0 million and $31.6 million during the first nine months of 2013 and 2012, respectively.
Other comprehensive income (loss), net of tax
During the third quarter and first nine months of 2013 other comprehensive income, net of tax totaled $2.5 million and $3.5 million, respectively. Other comprehensive loss, net of tax was $1.8 million and $5.5 million during the third quarter and first nine months of 2012, respectively. Other comprehensive income (loss), net of tax includes fair value adjustments to our cash flow hedge instruments, settlements of such hedges, and reclassifications into earnings. For additional detail, see Note 17 - Derivative Instruments to our Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
General
We closely manage our liquidity and capital resources by, among other things, (1) monitoring metal prices and the impacts (near-term and future) they have on our business; (2) controlling our working capital; (3) managing discretionary general and administrative and exploration related spending; (4) planning the timing and amounts of capital expenditures at the Hycroft Mine; and (5) reviewing our existing borrowing arrangements and availability under such arrangements. Our future liquidity and capital resources management strategy entails a disciplined approach to monitor the timing and amount of our investment in the expansion of the Hycroft Mine while continually remaining in a position that allows us to respond to changes in our business environment, such as a decrease in metal prices, and changes in other factors beyond our control. Accordingly, and as discussed above in the Hycroft Expansion Projects section, we have deferred construction of a mill in response to declining metal prices and have focused on improving our financial position, which we believe will allow us to advance a mill project and related construction in a responsible manner at a later date.
Cash and cash equivalents and liquid assets
Our principal sources of liquidity are cash and cash equivalents, as well as any cash flow from our ongoing business, which we believe will allow us to meet our needs for working capital, capital expenditures, debt service, and other liquidity requirements associated with our operations and expansion projects for at least the next 12 months.
We have placed substantially all of our cash and cash equivalents in short-term money market instruments with a single, high quality financial institution, thereby ensuring balances remain readily available. Due to the nature of our operations and the composition of our current assets, our cash and cash equivalents and accounts receivable balances represent substantially all of our liquid assets on hand. As of September 30, 2013, we had existing cash and cash equivalents of $154.5 million, which decreased from the December 31, 2012 balance of $347.0 million due to the $285.3 million of cash used in our ongoing expansion projects at the Hycroft Mine, which exceeded the $142.2 million of net proceeds generated from our May 2013 public offering. For additional detail on our 2013 cash and cash equivalents activity, see the Sources and uses of cash for the first nine months of 2013 and 2012 section below.
In addition to our liquid assets on hand as of September 30, 2013, our current Inventories and Ore on leach pads contained approximately 177,299 ounces of gold which we believe may provide us with additional liquidity as such ounces are expected to be sold within the next 12 months. Assuming an average gold selling price of $1,200 per ounce and excluding any proceeds from silver sales, the sale of all 177,299 ounces of gold estimated to be contained in our current Inventories and Ore on leach pads would provide us with $212.8 million of revenue during the next 12 months. As shown above in the Hycroft Mine - Operations table, the average spot price per ounce of gold during the third quarter and first nine months of 2013 was $1,326 and $1,456, respectively.
Future cash requirements
We expect our future net cash used in investing and financing activities during the next year will exceed any cash flows provided by operating activities during the same period. Our primary future cash requirements will be to fund our expansion of the Hycroft Mine (as revised), discussed above in the Hycroft Expansion Projects section, make scheduled semi-annual interest payments on the May 2012 senior notes (the “Notes”), and make scheduled principal and interest payments on our capital lease and term loan obligations. See the Contractual Obligations section below for additional detail on our future cash requirements.
As discussed in this Liquidity and Capital Resources section, we believe that we have sufficient resources to fund our operations and expansion projects for at least the next 12 months. Our liquidity and capital resources management entails a disciplined strategy that allows us to respond to changes in our business environment and other factors beyond our control. We do, however, continually evaluate financing options that may improve our current liquidity and financial condition, are attainable on favorable and reasonable terms, and are permissible under our existing debt agreements. This may include, but is not limited to, issuance of various forms of equity and/or debt securities or other instruments or arrangements such as joint ventures. Additionally, the timing of capital expenditures for our expansion projects can be adjusted, if we feel necessary, to respond to changes in our business environment. As discussed above in the Hycroft Expansion Projects section, we have deferred construction of a mill in response to declining metal prices and have focused on improving our financial position which we believe will allow us to advance a mill project and related construction in a responsible manner at a later date.
Available source of liquidity
Revolving credit facility
In addition to our cash and cash equivalents and liquid assets discussed above, our October 2012 $120.0 million revolving credit agreement (the “Revolver”), which matures in April 2016, may provide us with additional liquidity depending on our compliance with the Revolver's covenants on the date credit is requested. As of and for the quarter ended September 30, 2013, no amounts were borrowed or outstanding under the Revolver.

In September 2013, we entered into the Third Amendment to Credit Agreement (the “Third Amendment”) to the Revolver which modified the Interest Coverage Ratio and Leverage Ratio, as defined in the Revolver, for the three months ended September 30, 2013. Such amended ratios returned to the ratios originally contained in the Revolver on October 1, 2013 and all dates thereafter. The Third Amendment also modified the definition of Calculation Date, as defined in the Revolver, to require us to calculate certain financial ratios on a pro forma basis on each date upon which we request credit, which will determine our compliance with certain covenants contained in the Revolver.
While we were in compliance with the amended covenants as of September 30, 2013, and believe we remain in compliance, we regularly monitor our projected compliance under the Revolver’s financial ratio tests and believe that future amendments to the Revolver will be necessary for us to maintain compliance. If such future amendments are not agreed to by the lenders, the Revolver would no longer be available for us to draw upon, which would negatively impact our available sources of liquidity and could result in an event of default. An event of default, if not cured, would result in a cross-default on other debt covenants and permit certain lenders to accelerate our outstanding borrowings, including our Notes and capital lease and term loan obligations. As of October 1, 2013, we do not believe that we were able to meet the financial ratios contained in the Revolver on a pro forma basis and therefore, we are currently unable to draw upon the Revolver.
We are working with the lenders to amend the Revolver to reduce the size of the Revolver to $75.0 million and eliminate the financial ratio covenants, which currently preclude us from drawing down on the Revolver. While we expect to be successful in amending the Revolver, we cannot be certain that we will receive such amendment and we may not have access to the Revolver in the future. If we are unsuccessful in amending the Revolver we may pursue other forms of secured financing.
Sources and uses of cash for the first nine months of 2013 and 2012 (in thousands)

	Nine months ended September 30,		Increase (decrease)
	2013	2012	2013 vs. 2012
Net income	$18,019	$31,612	$(13,593)
Net non-cash adjustments	24,966	25,536	(570)
Net change in operating assets and liabilities	(56,704)	(53,281)	(3,423)
Net cash (used in) provided by operating activities	(13,719)	3,867	(17,586)
Net cash used in investing activities	(294,597)	(152,299)	(142,298)
Net cash provided by financing activities	115,725	376,232	(260,507)
Net (decrease) increase in cash and cash equivalents	(192,591)	227,800	$(420,391)
Cash and cash equivalents, beginning of period	347,047	275,002
Cash and cash equivalents, end of period	$154,456	$502,802
Cash used in operating activities
Our operating cash flows vary with prices realized from metal sales, sales volumes, production costs, mine plans, working capital changes, and non-cash amounts included in net income. Our operating cash flows are largely impacted by increases in production related inventories as we have increased our mining rate and are expanding our heap leach operations.
During the first nine months of 2013 our net income and net non-cash adjustments decreased by $14.2 million for the reasons discussed above in the Results of Operations. During the first nine months of 2013, we used approximately $100.6 million of cash to increase our recoverable gold ounces included in Inventories and Stockpiles and ore on leach pads by 81,093 ounces and $6.5 million of cash related to an increase in our materials and supplies inventories. This use of cash was offset by a $49.5 million net decrease in accounts receivable attributable to the collection of a receivable from the second half 2012 sale of unprocessed carbon and precipitate.
Cash used in investing activities
The amount of cash used in investing activities significantly increased in the first nine months of 2013 compared to the same period of 2012 due to the expansion projects at the Hycroft Mine. During the first nine months of 2013, cash additions to plant, equipment, and mine development totaled $285.3 million and included $91.4 million for the crushing facility, $50.0 million for the mill project, $37.7 million for processing upgrades, $36.6 million for mine equipment, $30.0 million for leach pad expansions, $20.1 million for mine development, $14.4 million for an employee housing project, and $4.9 million for other additions. Additionally, during the first nine months of 2013 we increased our restricted cash balances by $9.4 million to satisfy financial assurance requirements for the estimated future reclamation and remediation costs at our Hycroft Mine.
During the first nine months of 2012, significant additions to plant, equipment, and mine development included $47.4 million for the crusher and related excavation, $23.9 million for mine development, $16.2 million for the mill project, and $11.5 million for leach pad expansions. Additionally, during the 2012 period, we paid $16.7 million for deposits on the crusher, mill, and employee housing projects, $3.8 million for other capital projects, and increased restricted cash balances by $12.5 million to satisfy financial assurance requirements for our expanding mine operations and surface disturbances at our Hycroft Mine.

Cash provided by financing activities
During the first nine months of 2013, we completed a public offering for gross proceeds of $150.5 million and paid fees, commissions, and related offering costs of $8.5 million. Our principal repayments on capital lease and term loan obligations totaled $25.5 million, increasing from the first nine months of 2012 as a result of entering into additional obligations, primarily for haul trucks, the two electric wire rope shovels, and other mobile mine equipment.
During the first nine months of 2012, we issued senior notes for gross proceeds of $400.4 million (after the effect of the cross currency and interest rate swap), and paid related debt issuance costs of $13.3 million. For additional detail on our senior notes, see Note 8 - Debt to our Notes to Condensed Consolidated Financial Statements. Additionally, our repayments on capital lease obligations totaled $10.6 million.
Capital requirements
We believe that cash flows from our ongoing business, when combined with our existing cash and cash equivalents and other liquid assets, will be sufficient over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due. The following table provides our gross contractual obligations as of September 30, 2013 (in thousands):

	Total	Payments Due by Period
		Less than	1 – 3	3 – 5	More than
Contractual Obligations		1 year	Years	Years	5 Years
Capital lease and term loan obligations (1)	$238,557	$62,663	$103,802	$54,709	$17,383
Senior notes (2)	601,602	33,534	67,067	67,067	433,934
Remediation and reclamation obligations (3)	23,951	331	561	19	23,040
Property option and claim maintenance obligations (4)	14,220	882	2,132	2,492	8,714
Term and security deposit loan (5)	18,125	18,125	—	—	—
Purchase obligations (6)	111,308	111,308	—	—	—
	$1,007,763	$226,843	$173,562	$124,287	$483,071

(1)	Amount represents principal and interest payments.

(2)
Amount represents principal and interest payments after the effect of the cross currency swap agreement. The senior notes mature on June 1, 2019 with semi-annual interest payments due on June 1 and December 1.

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

(5)
Amount represents the principal and accrued interest that will become due when the Company sells the components of the third electric rope shovel, which is classified as held for sale. The proceeds received from the sale of the shovel will be used to repay the related debt. For additional information see Note 8 - Debt and Note 5 - Prepaids and Other Assets to our Notes to Condensed Consolidated Financial Statements.

(6)
Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations primarily represent obligations for the purchase of capital items associated with the ongoing expansion projects at the Hycroft Mine. The amounts shown above represent certain purchase obligations which we cannot cancel, or which would require payment of penalties if canceled.

Debt covenants
We were in compliance with all debt covenants as of September 30, 2013, which are discussed below in additional detail.
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
In September 2013, we entered into the Third Amendment to the Revolver which modified the Interest Coverage Ratio and Leverage Ratio, as defined in the Revolver, for the three months ended September 30, 2013. Such amended ratios returned to the ratios originally contained in the Revolver on October 1, 2013 and all dates thereafter.
As discussed in the above section Available sources of liquidity - Revolving credit facility, we are currently working to amend the Revolver to reduce the size of the Revolver to $75.0 million and eliminate the financial ratio covenants. If we are unable to amend the Revolver or receive future amendments to the Revolver's financial ratio covenants we may no longer be able to remain in compliance with the Revolver's covenants which could result in an event of default. In an event of default, the lenders under our Revolver could terminate their commitments to loan us money and we would cross-default on other debt covenants, including our Notes and our capital lease and term loan obligations. An event of default, if not cured, would permit certain lenders to accelerate outstanding borrowings and/or proceed against collateral granted to them if they so choose.
Term and Security Deposit Loan Agreement
In March 2013, we entered into a Term and Security Deposit Loan Agreement (the" Loan Agreement") related to the purchase of three electric rope shovels. Under the Loan Agreement, up to $60.0 million was made available to us for scheduled advance security deposit payments pursuant to purchase agreements for the electric rope shovels and up to $90.0 million was made available for term loan financing to fund the purchase of the electric rope shovels as they were commissioned at the Hycroft Mine. The electric rope shovels secure all amounts borrowed by us under the Loan Agreement. The Loan Agreement contains customary covenants, agreements, and events of default for loan agreements of this type.
Capital lease obligations
Certain capital lease obligations contain financial covenants related to net worth, interest coverage and leverage ratios, and contain limitations on dividends. The financial covenants reference the financial ratios contained in the Revolver. As discussed above in the Revolving credit facility section, the Third Amendment to the Revolver resulted in modified financial ratio covenants for certain capital lease obligation covenants for the third quarter of 2013.
Non-GAAP Financial Measures
Adjusted Cash Costs per Ounce
Adjusted cash costs per ounce is a non-GAAP financial measure, calculated on a per ounce of gold sold basis, and includes all direct and indirect operating cash costs related to the physical activities of producing gold, including mining, processing, third party refining expenses, on-site administrative and support costs, royalties, and mining production taxes, net of revenue earned from silver sales. Because we are a primary gold producer and our operations focus on maximizing profits and cash flows from the extraction and sale of gold, we believe that silver revenue is peripheral and not material to our key performance measures or our Hycroft Mine operating segment and, as such, adjusted cash costs per ounce is reduced by the benefit received from silver sales.
Adjusted cash costs per ounce provides management and investors with a further measure, in addition to conventional measures prepared in accordance with GAAP, to assess the performance of our mining operations and ability to generate cash flows over multiple periods from the sale of gold. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, may not be comparable to similar measures presented by other mining companies. Accordingly, the above measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The table below presents a reconciliation between non-GAAP adjusted cash costs, which is the numerator used to calculate non-GAAP adjusted cash costs per ounce, to Production costs (GAAP) for the three and nine months ended September 30, 2013 and 2012 (in thousands, except ounces sold):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Production costs	$51,775	$29,533	$108,813	$59,110
Less: Silver revenues - Note 10	(4,092)	(5,492)	(12,362)	(14,908)
Total adjusted cash costs	$47,683	$24,041	$96,451	$44,202
Gold ounces sold - Note 10	52,713	34,851	121,481	72,960
Adjusted cash costs per ounce	$905	$690	$794	$606
Off-balance sheet arrangements
As of September 30, 2013, we had no off-balance sheet arrangements.
Accounting Developments
For a discussion of recently issued and recently adopted accounting pronouncements, see Note 1 - Basis of Presentation and Note 2 - Accounting Pronouncements to our Notes to Condensed Consolidated Financial Statements.
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

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “project”, “target”, “budget”, “may”, "can", “will”, “would”, “could”, "should", “seeks”, or “scheduled to”, or other similar words, or negatives of these terms or other variations of these terms or comparable language or any discussion of strategy or intentions identify forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefit of the “safe harbor” provisions of such laws. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results, performance or achievements to differ materially from those in the forward-looking statements include, but are not limited to:

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
There have been no material changes in our market risks during the three and nine months ended September 30, 2013. For additional information on our market risks, see Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk in of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Allied Nevada management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of September 30, 2013. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide such reasonable assurance.
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
Changes in Internal Control Over Financial Reporting
There has not been any change in Allied Nevada’s internal control over financial reporting during the three and nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to routine litigation and proceedings that are considered part of the ordinary course of our business. We are not aware of any material current, pending, or threatened litigation.

ITEM 1A.	RISK FACTORS
There have been no material changes to our risk factors during the three months ended September 30, 2013; however, gold and silver market prices have experienced significant declines during 2013 and as such, we reiterate the following previously disclosed risk factor. For additional information on risk factors refer to Part I – Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Amendment of By-laws
On October 31, 2013, the Board of Directors (the “Board”) of the Company approved the amendment of (i) Article VII of the Company’s By-laws (the “By-laws”) by adding new Section 6 to designate an exclusive forum for the adjudication of disputes and (ii) Article IX of the By-laws to require a supermajority vote, instead of the previously required majority vote, of either the Company’s outstanding voting shares or the Board to amend the By-laws. The amendments to the By-laws are effective immediately.
The exclusive forum provision provides that, unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for any such action or proceeding shall be a state or federal court located within the state of Delaware, in all cases subject to the court's having personal jurisdiction over the indispensable parties named as defendants. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the Company shall be deemed to have notice of and consented to the provisions of this amendment to the Company's By-laws. The supermajority vote provision provides that, except as otherwise provided in the Company’s Certificate of Incorporation, a two-thirds vote of either the Company’s outstanding voting shares or the Board is required to alter, amend or repeal the By-laws or adopt new By-laws, except that stockholders may only alter, amend or repeal Article VIII (regarding indemnification of the Company’s directors and officers) of the By-laws by an eighty percent (80%) vote of the Company’s outstanding voting shares.
The foregoing description of the amendments to the Company’s By-laws is qualified in its entirety by reference to the full text of the By-laws, as conformed to reflect the October 31, 2013 amendments, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

ITEM 6.	EXHIBITS
(a) Exhibits

Exhibit Number	Description of Document
Articles of Incorporation and By-laws

3.2	By-laws of Allied Nevada Gold Corp., as amended October 31, 2013.

Material Contracts.

10.1†
Third Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2013, between Allied Nevada Gold Corp., The Bank of Nova Scotia, Commonwealth Bank of Australia, National Bank of Canada and Société Générale (Canada Branch) (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated September 30, 2013 and filed with the SEC on October 1, 2013).

Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Section 1350 Certifications.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Mine Safety Disclosure Exhibits.

95.1	Mine Safety Disclosures

Interactive Data File.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

†	Not filed herewith, but incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED NEVADA GOLD CORP. (Registrant)

Date:	November 5, 2013	By:	/s/ Randy E. Buffington
Randy E. Buffington President and Chief Executive Officer

Date:	November 5, 2013	By:	/s/ Stephen M. Jones
Stephen M. Jones Executive Vice President and Chief Financial Officer