Form 10-Q
period 2014-03-31
Allied Nevada Gold Corp.
filed 2014-05-05
CIK 1376610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
On May 2, 2014, there were 104,228,978 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ALLIED NEVADA GOLD CORP.
FORM 10-Q
For the Quarter Ended March 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ALLIED NEVADA GOLD CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars in thousands)

	(Unaudited)
	March 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$49,187	$81,470
Accounts receivable	4,855	8,227
Inventories - Note 3	78,264	76,221
Ore on leachpads, current - Note 4	167,045	156,693
Prepaids and other - Note 5	8,584	10,857
Assets held for sale	51,484	47,357
Deferred tax assets, current	6,565	22,943
Current assets	365,984	403,768
Restricted cash	39,933	41,215
Stockpiles and ore on leachpads, non-current - Note 4	127,292	116,192
Other assets, non-current - Note 5	12,209	12,682
Plant, equipment, and mine development, net - Note 6	886,501	890,271
Mineral properties, net - Note 7	48,362	48,473
Total assets	$1,480,281	$1,512,601
Liabilities:
Accounts payable	$52,567	$67,958
Interest payable	11,224	2,848
Other liabilities, current - Note 8	10,675	8,512
Debt, current - Note 9	77,305	76,780
Asset retirement obligation, current	20	20
Current liabilities	151,791	156,118
Other liabilities, non-current - Note 8	33,091	22,735
Debt, non-current - Note 9	494,160	522,427
Asset retirement obligation, non-current	15,615	15,344
Deferred tax liabilities, non-current	4,654	18,928
Total liabilities	699,311	735,552
Commitments and Contingencies - Note 18
Stockholders’ Equity:
Common stock, $0.001 par value
Shares authorized: 200,000,000
Shares issued and outstanding: 104,143,169 and 104,043,169, respectively	104	104
Additional paid-in-capital	751,729	750,119
Accumulated other comprehensive income - Note 16	3,653	1,674
Retained earnings	25,484	25,152
Total stockholders’ equity	780,970	777,049
Total liabilities and stockholders’ equity	$1,480,281	$1,512,601
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(US dollars in thousands, except per share amounts)

	Three months ended March 31,
	2014	2013
Revenue - Note 10	$85,525	$49,190
Operating expenses:
Production costs	56,359	21,802
Depreciation and amortization	13,631	3,846
Total cost of sales	69,990	25,648
Exploration, development, and land holding	728	987
Accretion	273	165
General and administrative	6,225	5,909
Loss on assets classified as held for sale and asset dispositions	1,178	—
Income from operations	7,131	16,481
Other income (expense):
Interest income	13	126
Interest expense - Note 9	(5,787)	(5,129)
Other, net - Note 11	14	(479)
Income before income taxes	1,371	10,999
Income tax expense - Note 12	(1,039)	(2,181)
Net income	332	8,818
Other comprehensive income, net of tax
Change in fair value of effective portion of cash flow hedge instruments, net of tax - Note 16	2,099	1,665
Settlements of cash flow hedges, net of tax - Note 16	(9,598)	(5,124)
Reclassifications into earnings, net of tax - Note 16	9,478	5,088
Other comprehensive income, net of tax	1,979	1,629
Comprehensive income	$2,311	$10,447
Income per share:
Basic - Note 13	$—	$0.10
Diluted - Note 13	$—	$0.10
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(US dollars in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$332	$8,818
Adjustments to reconcile net income for the period to net cash provided by operating activities:
Depreciation and amortization	13,631	3,846
Accretion	273	165
Loss on assets classified as held for sale and asset dispositions	1,178	—
Stock-based compensation - Note 14	1,610	1,304
Deferred taxes	1,039	—
Other non-cash items	—	484
Changes in operating assets and liabilities:
Accounts receivable	3,372	28,219
Inventories	(92)	(15,410)
Stockpiles and ore on leach pads	(15,069)	(33,854)
Prepaids and other	2,896	195
Assets held for sale	3,600	—
Accounts payable	888	3,023
Interest payable	8,376	8,269
Asset retirement obligation	—	(28)
Other liabilities	1,759	790
Net cash provided by operating activities	23,793	5,821
Cash flows from investing activities:
Additions to plant, equipment, and mine development	(43,424)	(94,424)
Additions to mineral properties	—	(20)
Decreases (increases) in restricted cash	1,282	(9,019)
Net cash used in investing activities	(42,142)	(103,463)
Cash flows from financing activities:
Repayments of principal on capital lease and term loan obligations	(13,754)	(5,987)
Payments of debt issuance costs	(180)	(559)
Proceeds from issuance of common stock	—	254
Net cash used in financing activities	(13,934)	(6,292)
Net decrease in cash and cash equivalents	(32,283)	(103,934)
Cash and cash equivalents, beginning of period	81,470	347,047
Cash and cash equivalents, end of period	$49,187	$243,113
Supplemental cash flow disclosures:
Cash paid for interest	$2,020	$1,599
Significant non-cash financing and investing activities:
Mining equipment acquired through debt financing	—	62,427
Accounts payable reduction through capital lease	—	2,560
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(US dollars in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2014	104,043,169	$104	$750,119	$1,674	$25,152	$777,049
Stock-based compensation and share issuances under RSU Plan	100,000	—	1,348	—	—	1,348
Stock-based compensation under DSU Plan	—	—	262	—	—	262
Other comprehensive income - Note 16	—	—	—	1,979	—	1,979
Net income	—	—	—	—	332	332
Balance, March 31, 2014	104,143,169	$104	$751,729	$3,653	$25,484	$780,970
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Allied Nevada Gold Corp. and its consolidated subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations of the SEC. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and related footnotes of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments and disclosures necessary to fairly present the interim financial information set forth herein have been included. These interim financial statements, with the exception of the recently adopted accounting pronouncements described in Note 2 - Accounting Pronouncements, follow the same Significant Accounting Policies disclosed in the Company’s most recent Annual Report on Form 10-K.
The results reported in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year or for future years.
References to “$” refers to United States currency and “CDN $” to Canadian currency.
2. Accounting Pronouncements
Recently Adopted
In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss (“NOL”) Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 improves the reporting of unrecognized tax benefits when a NOL carryforward, a similar tax loss, or a tax credit carryforward exists, by eliminating diversity in practice. This pronouncement became effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013. Other than the additional presentation and disclosure requirements, the adoption of this guidance did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.
Recently Issued
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of a Component of an Entity.” ASU 2014-08 changes the criteria for reporting discontinued operations and requires new disclosures for discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This pronouncement is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. Other than the additional presentation and disclosure requirements, the adoption of this guidance is not expected to have an effect on the Company’s consolidated financial position, results of operations, or cash flows.
3. Inventories
The following table provides the components of inventories and the estimated recoverable gold ounces therein (in thousands, except ounces):

	March 31, 2014		December 31, 2013
	Amount	Gold ounces	Amount	Gold ounces
Materials and supplies	$17,100		$18,002
In-process	58,929	50,843	56,133	50,268
Carbon in-process	1,603	1,353	859	724
Precious metals	632	546	1,227	1,106
	$78,264	52,742	$76,221	52,098

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Stockpiles and Ore On Leach Pads
The following table summarizes stockpiles and ore on leach pads and the estimated recoverable gold ounces therein (in thousands, except ounces):

	March 31, 2014		December 31, 2013
	Amount	Gold ounces	Amount	Gold ounces
Current:
Ore on leach pads	$167,045	131,847	$156,693	136,313
Non-current:
Ore on leach pads	$93,748	75,623	$88,501	77,537
Stockpiles	33,544	75,009	27,691	61,771
	$127,292	150,632	$116,192	139,308
The period-end market value of the Company’s production-related inventories is determined in part by using period-end London Bullion Market Association (“LBMA”) prices per gold and silver ounce and is highly sensitive to these inputs. As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company’s application of its lower of cost or market accounting policy using December 31, 2013 LBMA metal prices of $1,201.50 per ounce of gold and $19.50 per ounce of silver resulted in a $12.6 million write-down of Ore on leach pads. Although the Company had no write-downs during the three months ended March 31, 2014 using March 31, 2014 LBMA metal prices of $1,291.75 per ounce of gold and $19.97 per ounce of silver, a decline from these metal price levels could result in, or contribute to, a future write-down of production-related inventories.
5. Prepaids and Other Assets
The following table provides the components of prepaids and other assets (in thousands):

	March 31, 2014	December 31, 2013
Prepaids and other
Prepaids	$6,264	$6,083
Federal income taxes receivable	514	2,914
Deposits	1,715	1,685
Other	91	175
	$8,584	$10,857
Other assets, non-current
Debt issuance costs, net	$11,755	$12,208
Reclamation policy premium, net	444	474
Other	10	—
	$12,209	$12,682

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Plant, Equipment, and Mine Development, Net
The following table provides the components of plant, equipment, and mine development, net (in thousands):

	Depreciable life or method	March 31, 2014	December 31, 2013
Mine equipment	3 - 10 years	$298,003	$312,425
Mine development	Units-of-production	122,756	120,038
Leach pads	Units-of-production	79,113	78,737
Process equipment	Units-of-production	66,624	60,875
Buildings and leasehold improvements	3 - 10 years	25,327	25,083
Furniture, fixtures, and office equipment	2 - 3 years	4,289	4,236
Vehicles	3 - 5 years	2,943	2,943
Construction in progress and other		437,327	421,117
		1,036,382	1,025,454
Less: accumulated depreciation and amortization		(149,881)	(135,183)
		$886,501	$890,271
7. Mineral Properties, Net
Sale of Mineral Properties
On January 24, 2014, the Company entered into a letter agreement (the “Letter Agreement”) for the sale of a 75% controlling interest in the Hasbrouck, Three Hills, and Esmeralda County exploration properties (the “Properties”) to West Kirkland Mining, Inc. (“WKM”) for $30.0 million. As part of the Letter Agreement, the Company granted WKM a 90-day exclusive right from the date of the Letter Agreement to complete the purchase of the Properties.
On April 22, 2014 (the “Closing Date”), WKM completed the purchase of the Properties and made a $19.5 million payment to the Company, bringing the total payments received by the Company to $20.0 million when combined with the $0.5 million deposit received upon entering into the Letter Agreement. The final $10.0 million payment for the 25% interest retained by the Company is to be paid within 30 months after the Closing Date, subject to the Company’s option to elect to retain an interest in the Properties. In the event WKM does not meet its final $10.0 million commitment to the Company, or if the Company elects to decline the final payment and retain a 25% interest in the Properties, the Properties will be placed into a joint venture with WKM holding a 75% interest and the Company retaining a 25% interest.
As of March 31, 2014, the Company’s carrying value of the Properties sold to WKM was $0.5 million resulting in the recognition of a $19.5 million gain in the second quarter.
8. Other Liabilities
The following table summarizes the components of other liabilities, current and non-current (in thousands):

	March 31, 2014	December 31, 2013
Other liabilities, current
Capital expenditure retentions	$4,745	$4,256
Accrued compensation	3,975	3,587
Derivative instruments - Note 16	1,285	669
Mineral properties sale deposit - Note 7	500	—
Other	170	—
	$10,675	$8,512
Other liabilities, non-current
Derivative instruments - Note 16	$32,084	$21,730
Deferred royalty income	953	953
Other	54	52
	$33,091	$22,735

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Debt
The following table summarizes the components of debt (in thousands):

	March 31, 2014		December 31, 2013
Debt, current:
Capital lease and term loan obligations	$58,748	(1)	$58,435	(1)
Term and Security Deposit loan	18,557	(2)	18,345	(2)
	$77,305		$76,780
Debt, non-current:
Capital lease and term loan obligations	$132,280		$146,347
8.75% Senior Notes due June 2019 (3)	361,880		376,080
	$494,160		$522,427
(1) Includes borrowings of $11.1 million and $5.7 million as of March 31, 2014 and December 31, 2013, respectively, for mine equipment included in Assets held for sale.
(2) Entire borrowing is attributable to the third rope shovel which is included in Assets held for sale.
(3) Effective interest rate of 8.375% after cross currency swap.
Senior Notes
In May 2012, the Company issued CDN $400.0 million of uncollateralized senior notes (the “Notes”). The Notes are denominated in Canadian dollars, pay interest semi-annually at the rate of 8.75% per annum, and mature in June 2019. Concurrently with the issuance of the Notes, the Company entered into a cross currency swap agreement based upon a notional amount of $400.4 million, which equaled the gross proceeds to the Company from the issuance, which fixed the interest rate at 8.375% as further described in Note 16 - Derivative Instruments. The Notes balance was $361.9 million based upon the U.S. dollar to Canadian dollar exchange rate on March 31, 2014. The Notes are guaranteed by most of the Company’s currently wholly-owned subsidiaries, including Hycroft Resources & Development Inc., which owns the Hycroft Mine and conducts mining operations.
 Capital Lease and Term Loan Obligations
The Company’s capital lease and term loan obligations are for the purchase of mining equipment, bear interest at rates between 4% - 7% per annum, and primarily carry 60 - 84-month terms. The following is a summary of the future minimum payments under the Company’s capital lease and term loan obligations as of March 31, 2014 (in thousands):

Fiscal Year	Minimum Lease Payments
2014	$54,459
2015	49,888
2016	47,383
2017	32,931
2018	11,875
Thereafter	15,202
Less: interest	(20,710)
Net minimum capital lease payments	191,028
Less: current portion	(58,748)
Non-current portion	$132,280
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

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

of each electric rope shovel, were converted to term loan obligations. The electric rope shovels secure all amounts borrowed by the Company under the Loan Agreement.
During 2013, the Company commissioned two (of the three) electric rope shovels and, as such, amounts borrowed for these two shovels are included in capital lease and term loan obligations. Costs for the third electric rope shovel are included in Assets held for sale at March 31, 2014 and, as such, related amounts borrowed under the Loan Agreement are included in Debt, current as repayment will occur when the components of the third shovel are sold, which the Company believes will happen within the next twelve months. Advances for security deposits under the Loan Agreement bear an interest rate determined by an applicable rate plus the three month LIBOR, which approximated 4.7% at March 31, 2014. The two executed term loan obligations for the commissioned shovels carry seven year terms and bear interest at a fixed rate of approximately 6%.
Revolving Credit Agreement
In December 2013, the Company entered into a Second Amended and Restated Credit Agreement (the “Revolver”) which amended and restated the October 2012 Amended and Restated Credit Agreement (the “Previous Revolver”). The aggregate amount available to the Company under the Revolver is determined by a Borrowing Base (as defined in the Revolver) that makes up to $40.0 million available to the Company depending upon the value of the gold and silver in the Company’s ore on leach pads, in-process, and finished goods inventories less estimated remaining processing and selling costs. As of March 31, 2014, the full $40.0 million was available under the Revolver, which was reduced by $11.8 million for financial letters of credit issued to collateralize the cross currency swap (discussed in the following paragraph), resulting in remaining availability of $28.2 million. During the three months ended March 31, 2014, no cash amounts were borrowed under the Revolver.
Two lenders under the Previous Revolver, who are not lenders under the Revolver, held (and continue to hold) a portion of the Notes cross currency swap which is no longer collateralized by the security they were granted under the Previous Revolver. As a result, the Company is required to collateralize the mark-to-market position of 22% of the $400.4 million notional amount of the cross currency swap held by the lenders under the Previous Revolver with cash, letters of credit, or a combination of the two. As of March 31, 2014, the Company had issued $11.8 million of financial letters of credit to collateralize the mark-to-market position of 22% of the cross currency swap’s liability position.
Borrowings under the Revolver bear interest per annum at either LIBOR plus 450 basis points (“bps”) or at an Alternate Base Rate, as defined in the Revolver, plus 350 bps. Financial letters of credit and non-financial letters of credit bear interest per annum at 4.50% and 2.70%, respectively. The Revolver is collateralized by substantially all of the Company’s assets and matures on April 30, 2016, unless extended in accordance with the terms of Revolver. The Revolver contains an accordion feature which permits the credit available to be increased to up to $75.0 million through the addition of additional lenders.
Debt Covenants
The Company’s debt agreements contain representations and warranties, events of default, and covenants that are customary for agreements of these types. The Company’s Notes contain provisions that, among other things, restrict or limit the ability of the Company to redeem the Notes, incur or guarantee additional debt, pay dividends, and consolidate, merge or sell all or substantially all of the Company’s assets. The Company’s Revolver and certain capital lease obligations contain financial covenants related to Tangible Net Worth, Minimum Current Ratio, and Minimum Reserve Tail, as such terms are defined in the Revolver. The Company was in compliance with all debt covenants as of March 31, 2014.
Interest Expense
The following table summarizes the components of interest expense (in thousands):

	Three months ended March 31,
	2014	2013
8.75% Senior Notes due June 2019 (1)	$8,268	$8,268
Capital lease and term loan obligations	1,544	1,599
Amortization of debt issuance costs	632	622
Term and Security Deposit loan	221	—
Revolver interest and standby fees	204	288
Other interest expense	160	107
Capitalized interest	(5,242)	(5,755)
	$5,787	$5,129
(1) Effective interest rate of 8.375% after cross currency swap.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Revenue
The table below is a summary of the Company’s gold and silver revenue (in thousands, except ounces sold):

	Three months ended March 31,
	2014		2013
	Amount	Ounces sold	Amount	Ounces sold
Gold revenue	$77,234	59,470	$43,972	27,256
Silver revenue	8,291	406,234	5,218	174,766
	$85,525		$49,190
11. Other, Net

The table below is a summary of the Company’s other income and expense (in thousands):

	Three months ended March 31,
	2014	2013
Foreign currency transaction gain on Notes - Note 16	$14,200	$8,200
Reclassification of loss into earnings from Accumulated other comprehensive income for cross currency swap - Note 16	(14,200)	(8,200)
Loss on marketable equity securities	—	(484)
Other income	14	5
	$14	$(479)
12. Income Tax Expense
For the three months ended March 31, 2014, the Company recorded income tax expense of approximately $1.0 million, which included $0.5 million of income tax expense from income taxed at the estimated annual effective rate of approximately 34.7% and $0.5 million of additional income tax expense for discrete items related to stock-based compensation that were recognized as incurred in the current quarter.
For the three months ended March 31, 2013, the Company recorded income tax expense of approximately $2.2 million based on an estimated annual effective rate of 20.0%. The estimated annual effective tax rate varied from the United States statutory tax rate of 35% primarily due to the effects of the percentage depletion deduction.
Historically, the Company has not been subject to state or foreign income taxes as all of the Company’s operations and properties are located within Nevada, which does not impose a state income tax.
As necessary, the Company provides a reserve against the benefits of uncertain tax positions taken in its tax filings that are not more likely than not to be sustained upon examination. Based on the weight of available evidence, the Company does not believe it has taken any uncertain tax positions that require the establishment of a reserve. The Company has not recorded any interest or penalties related to income tax liabilities as of March 31, 2014.
13. Income Per Share
The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31,
	2014	2013
Net income available to common stockholders:	$332	$8,818
Weighted average common shares:
Basic	104,563	90,123
Effect of shares granted under the:
Restricted Share Unit Plan	1,540	697
Deferred Phantom Unit Plan	248	248
Deferred Share Unit Plan	134	34
2007 Stock Option Plan	66	473
Diluted	106,551	91,575
Income per share:
Basic	$—	$0.10
Diluted	$—	$0.10
14. Stock-Based Compensation
As of March 31, 2014, the Company’s stock-based compensation plans included the Deferred Phantom Unit Plan, the Deferred Share Unit Plan, the 2007 Stock Option Plan, and the Restricted Share Unit Plan. As discussed in Note 19 - Subsequent Events, at the Company’s May 1, 2014 Annual Meeting of Stockholders, the Company’s stockholders approved the Performance and Incentive Pay Plan, which includes a stock-based compensation plan that terminates and replaces the 2007 Stock Option Plan and the Restricted Share Unit Plan.
The following tables summarize the Company’s stock-based compensation cost and unrecognized stock-based compensation cost by plan (in thousands):

	Three months ended March 31,
Stock-based compensation cost by plan	2014	2013
Restricted Share Unit	$1,348	$1,042
Deferred Share Unit	262	262
	$1,610	$1,304

	March 31,
Unrecognized stock-based compensation cost by plan	2014	2013
Restricted Share Unit	$12,163	$16,510
The following table summarizes awards and activity of the Company’s stock-based compensation plans:

	Three months ended March 31,
	2014				2013
	Restricted Share Unit	2007 Stock Option	Deferred Phantom Unit	Deferred Share Unit	Restricted Share Unit	2007 Stock Option	Deferred Phantom Unit	Deferred Share Unit
Outstanding on January 1,	1,630,145	500,000	248,136	134,408	849,482	640,000	248,136	34,008
Granted	1,003,800	—	—	—	529,712	—	—	—
Vested/exercised	(190,092)	—	—	—	(115,226)	(40,000)	—	—
Canceled/forfeited	(132,581)	—	—	—	(75,574)	—	—	—
Outstanding, end of period	2,311,272	500,000	248,136	134,408	1,188,394	600,000	248,136	34,008
Vested and unissued/exercisable, end of period	585,199	500,000	248,136	134,408	491,226	600,000	248,136	34,008
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

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Certain financial instruments, including cash and equivalents, accounts receivable, prepaids and other, accounts payable, and other liabilities, are carried at cost, which approximates fair value due to the short-term nature of these instruments. There were no changes to the Company’s valuation techniques and no transfers in or out of Levels 1 or 2 during the three months ended March 31, 2014.
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands).

Assets	March 31, 2014	December 31, 2013	Input Hierarchy Level
Assets held for sale	$51,484	$47,357	Level 2

Liabilities
Cross currency swap - Note 16	$33,369	$22,399	Level 2
The Company’s assets held for sale are valued using a market approach for each item of property and equipment held for sale. Inputs include quoted market prices for identical or similar assets in markets that are not active and, as such, property and equipment held for sale is classified within Level 2 of the fair value hierarchy. Periodic changes in fair value (less costs to sell) to assets held for sale are included in Loss on assets classified as held for sale and asset dispositions.
The Company’s cross currency swap derivative instrument is valued using a model which requires a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, and correlations of such inputs. Some of the model inputs used in valuing the cross currency swap trade in liquid markets and, as such, model inputs can generally be verified and do not involve significant management judgment. The cross currency swap is classified within Level 2 of the fair value hierarchy and included in Other liabilities, current and non-current.
Items Disclosed at Fair Value
Using prevailing interest rates on similar debt issuances, credit spreads, and foreign currency forward rates, the estimated fair value of the Notes was $331.9 million at March 31, 2014. The fair value estimate of the Notes was prepared with the assistance of an independent third party and does not reflect the Notes actual trading value or the carrying value of the Notes in the Company’s condensed consolidated financial statements.

16. Derivative Instruments
Derivative Instrument Fair Values
The following table is a summary of the fair values of the Company’s derivative instruments (in thousands):

	March 31, 2014		December 31, 2013
	Other liabilities, current	Other liabilities, non-current	Other liabilities, current	Other liabilities, non-current
Cross currency swap	$1,285	$32,084	$669	$21,730
Derivative Instruments Designated as Hedges – Cash Flow Hedges
Diesel Swap Agreements
As of December 31, 2013, the Company had no remaining unsettled diesel swaps. The net gain in Accumulated other comprehensive income from previously settled diesel swaps will be reclassified into earnings when the hedged transaction impacts earnings (as specific gold ounces are sold).
Cross Currency Swap

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In May 2012, the Company entered into a cross currency swap concurrent with the issuance of the Notes. The notional value of the cross currency swap was $400.4 million and the interest rate was fixed at 8.375%. The Company makes interest payments ($400.4 million at 8.375%) to the counterparty in exchange for the Canadian dollars required to service the Notes (CDN$400.0 million at 8.75%). Upon maturity the Company will pay $400.4 million to the counterparty and receive CDN $400.0 million, which will be used to satisfy the face amount of the issuance. As discussed in Note 9 - Debt, the Company is required to collateralize the mark-to-market position of 22% of the cross currency swap.
Accumulated Other Comprehensive Income (Loss)
The following table sets forth changes in accumulated other comprehensive income (loss) and the impacts cash flow hedges had on the Company’s earnings (in thousands):

	Three months ended March 31, 2014
	Cross Currency Swap	Diesel Swap Agreements	Tax Effects	Total
Balance, beginning of period	$1,920	$653	$(899)	$1,674
Gain (loss) recognized in other comprehensive income (loss) for effective portion of unsettled cash flow hedges	3,230	—	(1,131)	2,099
Settlements of cash flow hedges	(14,766)	—	5,168	(9,598)
Reclassifications into earnings when underlying hedged transactions impacted earnings:
Reclassified to Interest expense	566	—	(198)	368
Reclassified to Other, net	14,200	—	(4,970)	9,230
Reclassified to Production costs	—	(185)	65	(120)
Balance, end of period	$5,150	$468	$(1,965)	$3,653

	Three months ended March 31, 2013
	Cross Currency Swap	Diesel Swap Agreements	Tax Effects	Total
Balance, beginning of period	$(9,574)	$1,241	$2,917	$(5,416)
Gain (loss) recognized in other comprehensive income (loss) for effective portion of unsettled cash flow hedges	2,646	(84)	(897)	1,665
Settlements of cash flow hedges	(8,030)	147	2,759	(5,124)
Reclassifications into earnings when underlying hedged transactions impacted earnings:
Reclassified to Interest expense	(170)	—	60	(110)
Reclassified to Other, net	8,200	—	(2,870)	5,330
Reclassified to Production costs	—	(203)	71	(132)
Balance, end of period	$(6,928)	$1,101	$2,040	$(3,787)

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

17. Segment Information
The Company is engaged in the operation of the Hycroft Mine and the evaluation, acquisition, exploration, and advancement of gold exploration and development projects in Nevada. Our segments are defined as components of the Company for which separate financial information is available that is evaluated regularly by the executive decision-making group in assessing performance, establishing operating plans and budgets, and deciding how to allocate resources. Segment information as of and for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

Three months ended March 31,	Hycroft Mine	Exploration	Corporate and Other	Total
2014
Revenue - Note 10	$85,525	$—	$—	$85,525
Depreciation and amortization	13,369	—	262	13,631
Income (loss) from operations	14,346	(728)	(6,487)	7,131
Interest income	5	—	8	13
Interest expense - Note 9	(1,924)	—	(3,863)	(5,787)
Other, net - Note 11	10	—	4	14
Income (loss) before income taxes	12,437	(728)	(10,338)	1,371
Total assets	1,401,941	38,106	40,234	1,480,281
Capital expenditures	$43,424	$—	$—	$43,424
2013
Revenue - Note 10	$49,190	$—	$—	$49,190
Depreciation and amortization	3,588	—	258	3,846
Income (loss) from operations	23,635	(987)	(6,167)	16,481
Interest income	4	—	122	126
Interest expense - Note 9	(1,705)	—	(3,424)	(5,129)
Other, net - Note 11	2	—	(481)	(479)
Income (loss) before income taxes	21,936	(987)	(9,950)	10,999
Total assets	1,081,664	39,586	199,915	1,321,165
Capital expenditures	$156,802	$—	$49	$156,851
18. Commitments and Contingencies
The Company is from time to time involved in various legal actions related to its business, some of which purport to be class actions. Management does not believe, based on currently available information, that contingencies related to any pending or threatened legal matter will have a material adverse effect on the Company’s financial statements, although a contingency could be material to the Company’s results of operations or cash flows for a particular period depending on the results of operations and cash flows for such period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
Financial Commitments Not Recorded in the Condensed Consolidated Financial Statements
Purchase Obligations
At March 31, 2014, the Company had purchase obligations totaling $44.6 million for the purchase of mill components and capital items associated with the expansion projects of the Hycroft Mine. The capital items included crusher components, mills and motors, electrical upgrades, and installation and commissioning costs. During 2014, the Company expects purchase obligations to be satisfied through cash payments.
Temporary Housing Space Rental and Service Agreement
The Company leases a temporary housing complex in Winnemucca, NV to provide lodging for employees, contractors, and consultants. The temporary housing complex is leased from a third party who maintains the property and grounds. The Company estimates the remaining payments due under the temporary housing space rental and service agreement will approximate $1.3 million in 2014, $3.6 million in 2015, and $0.2 million in 2016.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Net Profit Royalty
A portion of the Hycroft Mine is subject to a mining lease that requires a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims. The mining lease also requires an annual advance payment of $120,000 every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid approximately $2.1 million through March 31, 2014. The Company estimates the remaining payments due under the mining lease will approximate $0.3 million in 2014, $1.7 million in 2015, $2.1 million in 2016, and $1.4 million in 2017.
Letters of credit
As discussed in Note 9 - Debt and Note 16 - Derivative Instruments, the Company had issued $11.8 million of financial letters of credit under the Revolver to collateralize a portion of the cross currency swap’s liability position. The Company was in compliance with all debt covenants as of March 31, 2014 and projects future compliance; however, an event of default, if not cured, could result in the Company losing availability of the Revolver which may require the portion of the cross currency swap currently collateralized with letters of credit to be collateralized entirely with cash.
19. Subsequent Events
Sale of Mineral Properties
As discussed in Note 7 - Mineral Properties, Net, on April 22, 2014, the Company completed the sale of the Hasbrouck, Three Hills, and Esmeralda County exploration properties to West Kirkland Mining, Inc.
Stockholder Approval of Performance and Incentive Pay Plan
At the Company’s May 1, 2014 Annual Meeting of Stockholders, the Company’s stockholders approved the Performance and Incentive Pay Plan (the “PIP Plan”), which includes a stock-based compensation plan that terminates and replaces the 2007 Stock Option Plan and the Restricted Share Unit Plan (together, the “Former Plans”). The Company is no longer permitted to grant awards under the Former Plans; however, awards made under the Former Plans prior to May 1, 2014 will continue to vest in accordance with the provisions of the grants and pursuant to the terms of the Former Plans.
The PIP Plan makes available up to 4,000,000 shares of common stock for awards to officers, employees, directors, and consultants, which may be granted in a variety of forms, including restricted stock, restricted stock units, stock options, stock appreciation rights, performance awards, and other stock awards. The terms and conditions of awards granted under the PIP Plan are established by the Compensation Committee of the Board of Directors, who also administers the PIP Plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “us”, “our”, the “Company”, and “Allied Nevada” refer to Allied Nevada Gold Corp. and its subsidiaries. The following discussion, which has been prepared based on information available to us as of May 5, 2014, provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2013. References to “$” refers to United States currency and “CDN $” to Canadian currency.
Introduction to the Company
We are a U.S.-based primary gold producer focused on mining, developing, and exploring properties in the state of Nevada in a safe, environmentally responsible, and cost-effective manner. Gold and silver sales represent 100% of our revenues and the market prices of gold and silver significantly impact our operating results and cash flows.
Our operating mine, the Hycroft Mine (“Hycroft”), is an open-pit heap leach operation and as of December 31, 2013, had proven and probable mineral reserves of 10.6 million ounces of gold and 467.1 million ounces of silver, which are contained in oxide (heap leach), transitional (heap leach and mill), and sulfide (mill) ores. We currently recover metals contained in oxide and transitional ores through our recently expanded heap leach operations. In April 2014, M3 Engineering and Technology (“M3”), in association with the Company, completed a prefeasibility study for a mill expansion. Work continues on the mill expansion project with the goal of completing a feasibility study by the end of the third quarter of 2014. The construction of a mill at Hycroft would allow us to recover metals contained in additional transitional (mill) and the sulfide (mill) ores.
We cannot control the prices that we receive for the sale of our products, which is why our near-term operating strategies and goals focus on sales volumes, costs, capital expenditures, and other items that we may have discretionary influence over. If we are able to carry out our near-term operating strategies and goals, we believe we will be better positioned to continue working towards our long-term goal, which is the construction and operation of a mill to process our transitional and sulfide ore at the Hycroft Mine and extend the life of mine.
Executive Summary
Our first quarter 2014 highlights and significant developments included the following, which are discussed in further detail throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Health and safety: We remained committed to our core values, health and safety, and operated in a safety-conscious and environmentally responsible manner. We continued to implement programs designed to increase our employees’ knowledge and awareness of mine-site health and safety and environmental responsibility.
Ounces sold: We achieved our first quarter 2014 sales expectations as gold ounces sold increased 118% to 59,470 ounces, compared to 27,256 ounces sold in the same period of 2013. The first quarter of 2014 represents the third consecutive quarter in which we have met, or exceeded, our guidance for the number of gold ounces sold.
Net income: As discussed in the Results of Operations section below, our first quarter 2014 net income was $0.3 million as we continued to operate in a lower metal price environment and experienced increases to our total cost of sales.
Maintained sufficient liquidity: We generated $23.8 million of cash flows from operations which contributed to a March 31, 2014 cash and cash equivalents balance of $49.2 million. During the quarter, no cash amounts were borrowed from our $40.0 million revolving credit facility; however, $11.8 million of financial letters of credit were issued to collateralize a portion of the cross currency swap’s liability position. On April 22, 2014, we completed the sale of a 75% controlling interest in the Hasbrouck, Three Hills, and Esmeralda County exploration properties and received a cash payment of $19.5 million, which improved our liquidity.
Hycroft operations: During the first quarter 2014, we placed 10.8 million ore tons on the leach pads containing approximately 53,700 recoverable ounces of gold and approximately 0.4 million recoverable ounces of silver. We achieved our targeted mining rate; however, our first quarter gold ore grades were lower than planned.
Hycroft heap leach expansion projects: As discussed below in the Hycroft Expansion Projects section, during the first quarter of 2014, we completed mechanical construction of the crushing system and began commissioning efforts. The crushing system was run intermittently through April 2014. At the end of April we shut the crushing system down to enable the manufacturer to resolve an engineering design issue on the secondary and tertiary crushers.

Hycroft mill expansion: As discussed below in the Hycroft Expansion Projects section, we completed a prefeasibility study for a mill expansion in April 2014 that incorporated on-site oxidation of sulfide concentrates, which would allow us to produce doré on-site. We are now working with M3 on a feasibility study for the mill expansion which we expect to complete by the end of the third quarter of 2014 and have begun considering early-stage financing strategies based upon the prefeasibility study’s estimated capital cost for the mill expansion.
Hycroft Mine
Operations
Key operating statistics for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31,
	2014	2013
Ore mined (000’s tons)	10,784	9,587
Ore mined and stockpiled (000’s tons)	2,162	649
Waste mined (000’s tons)	12,052	7,319
	24,998	17,555
Excavation mined (000’s tons)	—	3,127
Ore mined grade - gold (oz/ton)	0.010	0.011
Ore mined grade - silver (oz/ton)	0.304	0.142
Ounces produced - gold	60,114	38,019
Ounces produced - silver	412,506	188,000
Ounces sold - gold	59,470	27,256
Ounces sold - silver	406,234	174,766
Average realized price - gold ($/oz)	$1,299	$1,613
Average realized price - silver ($/oz)	$20	$30
Adjusted cash costs per ounce[1]	$808	$608
As shown above, tons mined, ounces produced, and ounces sold during the first quarter of 2014 significantly increased from the comparable 2013 quarter. Operational increases were attributable to the heap leach expansion projects completed during the second half of 2013, which included a 21,500 gallons per minute (“gpm”) Merrill-Crowe plant, the North leach pad, and the addition of two electric wire rope shovels. The 59,470 gold ounces sold during the first quarter of 2014 represented the third consecutive quarter we have met, or exceeded, our ounces sold guidance as Hycroft continued to operate within its steady-state heap leach capacity. During the first quarter of 2014, the number of silver ounces sold increased proportionate to the increase in gold ounces sold, resulting in a silver to gold ounces sold ratio of 6.8:1.0, an improvement from the full-year 2013 ratio of 4.7:1.0, as we processed a majority of our solution through our two Merrill-Crowe plants which yielded higher silver recoveries and a higher concentration of silver in the doré when compared to that in the carbon.
During the first quarter of 2014, our 10.8 million tons of production ore mined exceeded our planned ore tons and our waste to ore strip ratio was in line with our plan; however, the quarterly average gold grade of 0.010 oz/ton was lower than expected, resulting in the recoverable ounces placed on the leach pads approximating plan. Because the crushing system was not commissioned during the first quarter of 2014, we modified our mine plan to preserve higher grade ore originally scheduled to be mined in the first quarter for subsequent quarters. We believe this decision was appropriate and necessary as it was consistent with the then current annual 2014 plan, which included selectively crushing higher grade ore to realize increased metal recoveries. The crushing system was run intermittently through April 2014, until being shut down to enable the manufacturer to resolve an engineering design issue on the secondary and tertiary crushers. We are working with the manufacturer to implement a temporary solution, while the redesign is being completed and new mantles are cast, that will enable us to begin crushing again by the end of the second quarter; however, we do not have a definitive date that we expect to restart the crushing system. We have developed a modified mine plan that we believe could still enable us to meet our 2014 sales guidance, should we not be able to crush ore for the remainder of 2014.

[1]
The term “adjusted cash costs per ounce” is a non-GAAP financial measure. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See the section on “Non-GAAP Financial Measures” in this MD&A for additional information.

Our adjusted cash costs per ounce1 during the first quarter of 2014 were as expected and decreased from our 2013 annual adjusted cash costs per ounce1 of $855, in part because of the increase to our silver to gold ounces sold ratio (discussed above). Our adjusted cash costs per ounce1 during the first quarter of 2014 was higher than the first quarter of 2013 due to the negative impacts of a lower average silver price and increased production costs incurred during 2013 as we ramped up production.
Operations Outlook
We continue to expect our 2014 full year metal sales will approximate 230,000 to 250,000 ounces of gold and 1.7 million to 2.0 million ounces of silver, despite the possibility that we are not able to operate the crusher for the remainder of the year. We expect ounces sold in the second quarter of 2014 to approximate those in first quarter of 2014. Adjusted cash costs per ounce1 for 2014 are expected to be in the previously stated range of $825 to $850 per ounce (with silver as a byproduct credit).
Mineral Proven and Probable Ore Reserves Update
Our reserve estimates are calculated in accordance with the SEC’s Industry Guide 7 of the Securities Exchange Act of 1934. Proven and probable reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance of other countries. We conduct ongoing studies of our ore bodies to optimize economic values and to manage risk. We revise our mine plans and estimates of proven and probable mineral reserves as required and in accordance with the latest available studies. Our estimates of proven and probable reserves are prepared by and are the responsibility of our employees, and a majority of these estimates are reviewed and verified by independent experts in mining, geology and reserve determination.
Our most recent reserve estimate is based on the mine plan for our April 2014 prefeasibility study (discussed below in the Hycroft Expansion Projects section) and the proven and probable reserves estimated at December 31, 2013, which were calculated using metal sales prices of $1,200 per ounce for gold and $20 per ounce for silver.

	Ore Tons (000’s)	Gold		Silver			Strip Ratio
Category		oz/ton	Contained Ounces (000’s)	oz/ton	Contained Ounces (000’s)	Waste Tons (000’s)
Proven reserves	757,038	0.011	8,584	0.48	363,269
Probable reserves	193,963	0.010	1,972	0.54	103,877
Proven and probable reserves	951,001	0.011	10,556	0.49	467,146	1,444,275	1.52
Hycroft Expansion Projects
Our proven and probable mineral reserves are contained in oxide (heap leach), transitional (heap leach and mill), and sulfide (mill) ores. We currently recover metals contained in oxide and transitional ores through our heap leach operations and the construction of a mill would allow us to recover metals contained in additional transitional (mill) and the sulfide (mill) ores.
Capital expenditures
Consistent with our strategy and goal to preserve liquidity by minimizing capital expenditures, we currently expect our 2014 capital spending for non-expansion (sustaining) expenditures to be less than $15.0 million. We expect our remaining 2014 capital spending for expansion expenditures to total approximately $44.6 million. For additional detail about Hycroft Mine expansion spending see the Liquidity and Capital Resources section below.
Heap leach (oxide and transitional ore)
We have previously completed heap leach (oxide and transitional ore) expansion projects which included increasing the mining rate through larger capacity haul trucks, shovels, and production drills and expanding leach pad operations through increased pad size, additional solution processing capacity (Merrill-Crowe plant), and the addition of a crushing system to enhance the exposure of ore to the leach process. As of March 31, 2014, the only ongoing heap leach expansion project was the crushing system, the mechanical construction of which was completed during the first quarter of 2014. The crushing system includes one primary, two secondary, and two tertiary crushers. Once commissioned and used in operations, we plan to selectively crush higher grade ore to improve metal recoveries. As discussed above in the Hycroft Mine - Operations section, the crushing system was run intermittently through April 2014 until being shut down to enable the manufacturer to resolve an engineering design issue on the secondary and tertiary crushers.

[1]
The term “adjusted cash costs per ounce” is a non-GAAP financial measure. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See the section on “Non-GAAP Financial Measures” in this MD&A for additional information.

Mill (transitional and sulfide ore)
We had previously commenced a mill expansion project which was deferred during the second quarter of 2013 due to declining metal prices. Previous mill expansion efforts included ordering the mills themselves, motors and mill drives, foundation preparation, and mill-related engineering. Following the decision to defer the previously announced mill, we began working with M3 to develop different mill scenarios which considered phased construction approaches and on-site oxidation methods for our sulfide concentrates to enable on-site doré production. In April 2014, M3, in association with the Company, completed a prefeasibility study for a mill expansion that incorporated on-site oxidation of sulfide concentrates.
Based on assumptions in the prefeasibility study, which entails a two-phase mill expansion approach, we project the addition of a mill could result in average annual production for the first five years of full operation (120,000 tons of ore per day) of approximately 450,000 ounces of gold and 21.0 million ounces of silver and average annual life-of-project (the 12 years of full operation at 120,000 tons of ore per day) production of approximately 438,000 ounces of gold and 21.2 million ounces of silver. The estimated additional (new) capital cost to construct a mill in two phases is $900.1 million for Phase 1 and $421.9 million for Phase 2. Phase 1 entails a 60,000 tons of ore per day (“tpd”) mill capacity and a 24-month construction period. Phase 2 entails bringing the overall mill capacity to 120,000 tpd over an additional 12-month construction period.
Based on the positive results of the prefeasibility study, the Board of Directors has approved moving forward with a feasibility study, which we expect to complete towards the end of the third quarter of 2014. The feasibility study will be completed by the same independent third-party engineering firm, M3, in association with the Company. We have begun considering early-stage financing strategies based upon the prefeasibility study’s estimated capital cost for a mill expansion and have engaged Credit Suisse Securities (USA) LLC and Scotia Capital, Inc. to assist us.
Results of Operations
Revenue
Gold revenue
The table below summarizes changes in gold revenue, ounces sold, and average realized prices for the following periods:

	Three months ended March 31,
	2014	2013
Total gold revenue (thousands)	$77,234	$43,972
Gold ounces sold	59,470	27,256
Average realized price (per ounce)	$1,299	$1,613

	2014 vs. 2013
The change in gold revenue was attributable to (thousands):
Increase in ounces sold	$51,970
Decrease in average realized price	(8,574)
Effect of average realized price decrease on ounces sold increase	(10,134)
	$33,262
During the first quarter of 2014 our gold revenue increased by approximately 76% from the same period of 2013, primarily due to a 118% (or 32,214 ounces) increase in the number of gold ounces sold. Gold ounces sold in 2014 more than doubled from the same period of 2013 as our Hycroft Mine continued to operate within its steady-state, heap leach capacity. During 2014, we continued to benefit from our previously expanded mine equipment fleet, increased ore under leach and solution flows, and increased solution processing capacity. When compared to the 2013 period, gold revenue for the first quarter of 2014 was negatively impacted by a $314 (or -19%) decrease in the average realized price per ounce.

Silver revenue
The table below summarizes changes in silver revenue, ounces sold, and average realized prices for the following periods:

	Three months ended March 31,
	2014	2013
Total silver revenue (thousands)	$8,291	$5,218
Silver ounces sold	406,234	174,766
Average realized price (per ounce)	$20	$30

	2014 vs. 2013
The change in silver revenue was attributable to (thousands):
Increase in ounces sold	$6,911
Decrease in average realized price	(1,651)
Effect of average realized price decrease on ounces sold increase	(2,187)
	$3,073
For the reasons discussed above in the Gold revenue section, during the first quarter of 2014 our silver revenue increased by approximately 59% from the same period of 2013, primarily due to a 132% (or 231,468 ounces) increase in the number of silver ounces sold. When compared to the 2013 period, silver revenue for the first quarter of 2014 was negatively impacted by a $10 (or -33%) decrease in the average realized price per ounce.
Total cost of sales
Total cost of sales consists of production costs and depreciation and amortization. The table below summarizes changes in total cost of sales for the following periods (in thousands):

	Three months ended March 31,
	2014	2013
Production costs	$56,359	$21,802
Depreciation and amortization	13,631	3,846
Total cost of sales	$69,990	$25,648

	2014 vs. 2013
The change in cost of sales was attributable to:
Increase in gold ounces sold	$30,314
Increase in average cost of sales per ounce	6,429
Effect of average cost per ounce increase on ounces sold increase	7,599
	$44,342
As discussed above in the Gold Revenue section, during the first quarter of 2014 we sold 118% (or 32,214 ounces) more gold ounces than the same period of 2013 which, together with an increase in the average cost of sales per gold ounce, increased our total cost of sales.
Production costs
During the first quarter of 2014, our beginning cash production costs per gold ounce on the leach pads were approximately 27% (or $187 per ounce) higher than the first quarter of 2013 and, as such, our production costs continued to be negatively impacted during the first quarter of 2014 by high cost ounces placed on the leach pads during 2013. During the first quarter of 2014, and as discussed above in the Hycroft Mine - Operations section, we experienced increased production costs attributable to mining lower ore grades to preserve higher grade ore for mining when the crusher is commissioned. The low-grade ore tons mined during the first quarter of 2014 resulted in additional processing costs on a per recoverable gold ounce basis. If, in subsequent quarters, we are unable to more than offset the increased production costs per recoverable gold ounce placed on the leach pads during the first quarter of 2014, our production costs may continue to increase, thereby decreasing our income from operations.

Depreciation and amortization
In addition to the increase in gold ounces sold, during 2013, as we expanded our oxide heap leach operations, the amount of plant, equipment, and mine development in service increased, resulting in increased depreciation and amortization. As of March 31, 2014, we had in service an additional $194.0 million (approximately 48%) of plant, equipment, and mine development compared to the same period of 2013, including the North leach pad, two electric rope shovels, and the 21,500 gpm Merrill-Crowe plant, resulting in increased depreciation and amortization.
Exploration, development, and land holding
Exploration, development, and land holding totaled $0.7 million and $1.0 million during the first quarters of 2014 and 2013, respectively, consisting of compensation and benefit costs for our exploration employees and land holding and claim maintenance fees. We have no plans for exploration activities at any of our properties for the remainder of 2014 and no longer employ a statewide exploration workforce.
General and administrative
General and administrative costs totaled $6.2 million and $5.9 million during the first quarters of 2014 and 2013, respectively. The $0.3 million increase to general and administrative costs during the 2014 quarter was attributable to increases in stock-based compensation costs and rent expense for housing facilities, offset by decreases to employee-related cash compensation and benefit costs as our staff levels were lower than those of the first quarter of 2013.
Loss on assets classified as held for sale and asset dispositions
During the first quarter of 2014 we recorded a $1.2 million loss on assets classified as held for sale and asset dispositions, which primarily resulted from a $1.1 million loss on classifying four used haul trucks as held for sale.
Interest expense
Interest expense was $5.8 million and $5.1 million during the first quarters of 2014 and 2013, respectively. Interest expense in both periods was primarily related to interest on our May 2012 senior notes (the “Notes”) and capital lease and term loan obligations, reduced for amounts capitalized to our project expenditures. For additional detail on our recorded interest expense, including amounts capitalized, see Note 9 - Debt to our Notes to Condensed Consolidated Financial Statements.
Other, net
Other, net was a nominal amount of income during the first quarter of 2014 compared to $0.5 million of expense during the first quarter of 2013. In each period, other, net included foreign currency transaction gains on the Notes, which were offset by corresponding loss reclassifications from the cross currency swap. In the first quarter of 2013, other, net included a $0.5 million loss for the change in fair value of marketable equity securities received in a 2011 mineral property sale, which were sold in the fourth quarter of 2013. For additional detail on our other income and expense, see Note 11 - Other, Net to our Notes to Condensed Consolidated Financial Statements.
Income tax expense
We recorded income tax expense of $1.0 million and $2.2 million during the first quarters of 2014 and 2013, respectively. Our first quarter 2014 income tax expense included $0.5 million for income taxed at our estimated annual effective rate of approximately 34.7% and $0.5 million for discrete items related to stock-based compensation that were recognized as incurred in the current quarter. Our first quarter 2013 income tax expense was based on an estimated annual effective rate of 20.0%, which differed from the United States statutory tax rate of 35% primarily due to the effects of the percentage depletion deduction. For additional detail on our recorded income tax expense, see Note 12 - Income Tax Expense to our Notes to Condensed Consolidated Financial Statements.
Net income
For the reasons described above, we reported net income of $0.3 million and $8.8 million during the first quarters of 2014 and 2013, respectively.
Other comprehensive income, net of tax
Other comprehensive income, net of tax totaled $2.0 million and $1.6 million during the first quarters of 2014 and 2013, respectively, and included fair value adjustments to our cash flow hedge instruments, settlements of such hedges, and reclassifications into earnings. For additional detail, see Note 16 - Derivative Instruments to our Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
General
One of our near-term operating strategies and goals is to maintain, at all times, sufficient liquid assets and access to capital resources. To accomplish this, we closely and actively manage our liquidity and capital resources by, among other things, (1) monitoring metal prices and the impacts (near-term and future) they have on our business; (2) achieving our projected ounces sold volumes and per ounce cost metrics; (3) controlling our working capital; (4) managing discretionary general and administrative and exploration related spending; (5) planning the timing and amounts of capital expenditures at the Hycroft Mine; (6) reviewing our existing borrowing arrangements and availability under such arrangements; (7) evaluating new financing options that are attainable on favorable and reasonable terms and are permissible under our existing debt agreements; and (8) making available for sale long-lived assets and mineral properties that do not fit into our operating plans or long-term strategy. Our future liquidity and capital resources management strategy entails a disciplined approach to monitor the timing and amount of any investment in the expansion of the Hycroft Mine while continually remaining in a position that allows us to respond to changes in our business environment, such as a decrease in metal prices, and changes in other factors beyond our control.
Cash and cash equivalents and liquid assets
Our principal sources of liquidity are cash and cash equivalents, as well as any cash flow from our ongoing business, which we believe will allow us to meet our needs for working capital, capital expenditures, debt service, and other liquidity requirements associated with our operations and expansion projects for at least the next 12 months.
We have placed substantially all of our cash and cash equivalents in operating accounts and short-term money market instruments with two, high quality financial institutions, thereby ensuring balances remain readily available. Due to the nature of our operations and the composition of our current assets, our cash and cash equivalents and accounts receivable balances represent substantially all of our liquid assets on hand. In addition to our liquid assets on hand, we have access to additional liquidity under our $40.0 million Second Amended and Restated Credit Agreement (the “Revolver”), the terms of which are discussed in Note 9 - Debt to our Notes to Condensed Consolidated Financial Statements. The Revolver contains an accordion feature which permits the credit available to be increased to up to $75.0 million through the addition of additional lenders. As of March 31, 2014, we had existing cash and cash equivalents of $49.2 million, which decreased from the December 31, 2013 balance of $81.5 million due to the $43.4 million of cash used to purchase long-lived assets at our Hycroft Mine and the $13.8 million of cash used to make principal payments on our capital lease and term loan obligations, which exceeded the $23.8 million of cash provided by our operating activities. For additional detail on our 2013 cash and cash equivalents activity, see the Sources and uses of cash for the first three months of 2014 and 2013 section below.
Additional sources of liquidity
We believe the following table provides additional insight about items as of March 31, 2014, or developments as of the date of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, that we believe may provide us with additional liquidity over the next 12 months (in thousands):

	Date of estimated liquidity determination
Description		Amount
Cash and cash equivalents	March 31, 2014	$49,187
Revolving credit agreement(1)	March 31, 2014	28,200
Accounts receivable(2)	March 31, 2014	4,855
Inventories(3)	March 31, 2014	68,129
Ore on leachpads, current(3)	March 31, 2014	170,313
Assets held for sale(4)	March 31, 2014	21,836
Mineral property sale(5)	April 22, 2014	19,500
		$362,020
(1) Availability under our Revolver has been reduced for $11.8 million of letters of credit issued to collateralize the cross currency swap. See Note 9 - Debt to our Notes to Condensed Consolidated Financial Statements for additional detail.

(2) Entire Accounts receivable balance is expected to be collected during the next 12 months.
(3) Inventories and Ore on leach pads, current contained approximately 184,589 ounces of gold which are expected to be sold within the next 12 months. Assuming a gold selling price of $1,291.75 per ounce (the March 31, 2014 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from our Inventories and Ore on leach pads, current would provide us with $238.4 million of revenue during the next 12 months.

(4) Assets held for sale totaled $51.5 million and, for the purpose of determining estimates of additional liquidity, have been reduced for any debt that will be repaid at the time of sale.
(5)  On April 22, 2014, the Company completed the sale of a 75% controlling interest in the Hasbrouck, Three Hills, and Esmeralda County exploration properties to West Kirkland Mining, Inc. and received a cash payment of $19.5 million. See Note 7 - Mineral Properties to our Notes to Condensed Consolidated Financial Statements for additional detail.

Sources and uses of cash for the first three months of 2014 and 2013 (in thousands)

	Three months ended March 31,		Increase (decrease)
	2014	2013	2014 vs. 2013
Net income	$332	$8,818	$(8,486)
Net non-cash adjustments	17,731	5,799	11,932
Net change in operating assets and liabilities	5,730	(8,796)	14,526
Net cash provided by operating activities	23,793	5,821	17,972
Net cash used in investing activities	(42,142)	(103,463)	61,321
Net cash used in financing activities	(13,934)	(6,292)	(7,642)
Net decrease in cash and cash equivalents	(32,283)	(103,934)	$71,651
Cash and cash equivalents, beginning of period	81,470	347,047
Cash and cash equivalents, end of period	$49,187	$243,113
Cash used in operating activities
Our operating cash flows vary with prices realized from metal sales, sales volumes, production costs, mine plans, working capital changes, and non-cash amounts included in net income. Our operating cash flows are largely impacted by increases in production-related inventories as we have increased our mining rate and depreciation and amortization charges as we have expanded our plant and equipment used in our heap leach operations.
During the the first quarter of 2014, our net income and net non-adjustments increased by $3.4 million compared to the first quarter of 2013 for the reasons discussed above in the Results of Operations section. During the first quarter of 2014, we used approximately $15.2 million of cash to increase our recoverable gold ounces included in inventories, stockpiles, and ore on leach pads by 7,502 ounces, which was offset by an $8.4 million increase in interest payable and other working capital sources of cash, resulting in a source of cash of $5.7 million from the net change in operating assets and liabilities.
Cash used in investing activities
The amount of cash used in investing activities significantly decreased in the first quarter of 2014 compared to the same period of 2013 as fewer expansion projects were ongoing at the Hycroft Mine. During the first quarter of 2014, cash additions to plant, equipment, and mine development totaled $43.4 million and included $11.0 million for the crushing facility, $24.0 million for mill components, and $8.4 million for other additions.
During the 2013 quarter, cash additions to plant, equipment, and mine development totaled $94.4 million and included $28.9 million for the mill project, $22.3 million for the crushing facility, $17.4 million for mine equipment, $8.4 million for leach pad expansions, $6.9 million for an employee housing project, $6.8 million for mine development, and $3.7 million for other additions. Additionally, during the 2013 quarter we increased our restricted cash balances by $9.0 million to satisfy financial assurance requirements for our expanding mine operations and surface disturbances at our Hycroft Mine.
Cash provided by financing activities
During the first quarters of 2014 and 2013, our principal repayments on capital lease and term loan obligations totaled $13.8 million and $6.0 million, respectively, and represented substantially all of the cash used in financing activities. For additional detail on our debt, see Note 9 - Debt to our Notes to Condensed Consolidated Financial Statements.
Future cash requirements
We expect our future net cash used in investing and financing activities during the next year to exceed any cash flows provided by operating activities during the same period at current metal prices. Our primary future cash requirements will be to fund our purchase obligations related to the expansion of the Hycroft Mine, make scheduled semi-annual interest payments on the Notes, and make scheduled principal and interest payments on our capital lease and term loan obligations. See the Contractual Obligations table below for additional detail on our future cash requirements.
As discussed in this Liquidity and Capital Resources section, we believe that we have sufficient resources to fund our operations, expansion projects, and other contractual obligations for at least the next 12 months. We do, however, continually evaluate financing options that may improve our current liquidity and financial condition, are attainable on favorable and reasonable terms, and are permissible under our existing debt agreements. This may include, but is not limited to, issuance of various forms of equity and/or debt securities or other instruments or arrangements such as joint ventures and the sale of assets or mineral properties. Additionally, the timing of capital expenditures for our expansion projects can be adjusted, if we feel necessary, to respond to changes in our business environment.

Capital requirements
We believe that cash flows from our ongoing business, when combined with our existing cash and cash equivalents and other liquid assets, will be sufficient over at least the next twelve months to meet operational needs, make capital expenditures, invest in the business and service debt due. The following table provides our gross contractual cash obligations as of March 31, 2014, which are grouped in the same manner as they are classified in the Condensed Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information (in thousands):

	Total	Payments Due by Period
		Less than	1 – 3	3 – 5	More than
Contractual obligations		1 year	Years	Years	5 Years
Operating activities:
Interest related to debt (1)	$205,545	$41,647	$72,791	$70,603	$20,504
Property and claim maintenance fees (2)	13,606	758	4,707	2,398	5,743
Remediation and reclamation expenditures (3)	37,696	20	—	40	37,636
Temporary housing and space rental costs(4)	5,027	1,270	3,757	—	—
Investing activities:
Purchase obligations for plant and equipment(5)	44,587	44,587	—	—	—
Financing activities:
Repayments of principal on debt(1)(6)	609,773	77,067	85,069	34,742	412,895
	$916,234	$165,349	$166,324	$107,783	$476,778

(1)
Interest related to debt does not include amortization of debt issuance costs or Revolver standby fees. Interest and principal payments are adjusted for the effect of the cross currency swap agreement. For additional information see Note 9 - Debt to our Notes to Condensed Consolidated Financial Statements.

(2)
Includes Hycroft Mine property and county claim fees and a 4% net profits royalty on Crofoot claims at the Hycroft Mine. For additional information on our 4% net profits royalty see Note 18 - Commitments and Contingencies to our Notes to Condensed Consolidated Financial Statements.

(3)
Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here.

(4)
Temporary housing and space rental costs are related to lodging for employees, contractors, and consultants. For additional information see Note 18 - Commitments and Contingencies to our Notes to Condensed Consolidated Financial Statements.

(5)
Purchase obligations are not recorded in the Consolidated Financial Statements. The amounts shown above represent certain purchase obligations which we cannot cancel. For additional information see Note 18 - Commitments and Contingencies to our Notes to Condensed Consolidated Financial Statements.

(6)
Included in the “Less than 1 year” column is $29.6 million of debt which will be repaid concurrent with the sale of the components of the third electric rope shovel, three production drills, and four used haul trucks which are classified as held for sale.

Debt covenants
We were in compliance with all debt covenants as of March 31, 2014, which are discussed below in additional detail. For additional information on our debt agreements, outstanding borrowings, and interest expense, see Note 9 - Debt to our Notes to Condensed Consolidated Financial Statements. For additional information on our debt covenants see the Debt covenants section included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 - Debt to our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013
Non-GAAP Financial Measures
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

The table below presents a reconciliation between non-GAAP adjusted cash costs, which is the numerator used to calculate non-GAAP adjusted cash costs per ounce, to Production costs (GAAP) for the three months ended March 31, 2014 and 2013 (in thousands, except ounces sold):

	Three months ended March 31,
	2014	2013
Production costs	$56,359	$21,802
Less: Silver revenues - Note 10	(8,291)	(5,218)
Total adjusted cash costs	$48,068	$16,584
Gold ounces sold - Note 10	59,470	27,256
Adjusted cash costs per ounce	$808	$608
Off-balance sheet arrangements
As of March 31, 2014, our off-balance sheet arrangements consisted of operating lease agreements and outstanding letters of credit issued under the Revolver. For additional detail see the Capital requirements section above and Note 9 - Debt and Note 18 - Commitments and Contingencies to our Notes to Condensed Consolidated Financial Statements.
Accounting Developments
For a discussion of recently issued and recently adopted accounting pronouncements, see Note 1 - Basis of Presentation and Note 2 - Accounting Pronouncements to our Notes to Condensed Consolidated Financial Statements.
Critical Accounting Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these statements requires us to make assumptions, estimates, and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. For information on our most critical accounting estimates, see the Critical Accounting Estimates section included in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.
Cautionary Statement Regarding Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the SEC, all as may be amended from time to time. All statements, other than statements of historical fact, included herein or incorporated by reference, that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements, including but not limited to such things as:

•	our future business strategy, plans and goals;

•	future gold and silver prices;

•	our estimated future capital expenditures, construction, and other cash needs and expectations as to the funding or timing thereof;

•	our anticipated liquidity, cash flows, cash operating costs and adjusted cash costs;

•	the availability, terms and costs related to future borrowing, debt repayment, and equity funding

•	our expectations regarding the growth of our business and our estimates of mineral reserves and other mineralized material;

•	the economic potential of the transitional and sulfide mineralization and milling project at the Hycroft Mine;

•	the anticipated results of the exploration drilling programs at our properties;

•	the projected amounts of our future costs and expenses;

•	our expectations regarding gold and silver recovery;

•	our estimated future production, cost of production, sales and cost of sales;

•	our plans and expectations regarding the development of our properties, including with respect to the Hycroft Mine; and

•	our plans and expectations regarding the sale of certain assets, including with respect to mineral properties and certain assets held for sale.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “project”, “target”, “budget”, “may”, “can”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or negatives of these terms or other variations of these terms or comparable language or any discussion of strategy or intentions identify forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefit of the “safe harbor” provisions of such laws. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results, performance or achievements to differ materially from those in the forward-looking statements include, but are not limited to:

•	volatile market prices of gold and silver;

•	our current intention not to use forward-sale arrangements;

•	our ability to raise additional capital on favorable terms or at all;

•	risks associated with our substantial level of indebtedness;

•	risks related to fluctuations in foreign exchange rates;

•
risks related to the heap leaching process and the milling process at the Hycroft Mine, including but not limited to gold recovery rates, gold extraction rates, leach pad remediation processes, and the grades of ore placed on our leach pads;

•	an increase in the cost or timing of new projects;

•	uncertainties concerning estimates of mineral reserves and mineralized material, and grading;

•	our ability to achieve our estimated production rates and stay within our estimated operating costs;

•	availability of equipment or supplies;

•	intense competition within the mining industry;

•	the commercial success of our exploration and development activities;

•	uncertainties related to our ability to find and acquire new mineral properties;

•	risks associated with the expansion of our operations, including those associated with the Hycroft Mine and any future acquisitions or joint ventures;

•	the inherently hazardous nature of mining activities, including operational, geotechnical and environmental risks;

•	cost of compliance with current and future government regulations, including those related to environmental protection, mining, health and safety, corporate governance and public disclosure;

•	uncertainties relating to obtaining or retaining approvals and permits from governmental regulatory authorities;

•
potential operational and financial effects of current and proposed federal and state regulations related to environmental protection and mining, and the exposure to potential liability created by such regulations;

•	potential challenges to title in our mineral properties;

•	our ability to attract and retain personnel; and

•	potential conflicts of interests that may arise through some of our directors’ involvement with other natural resources companies.
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
There have been no material changes in our market risks during the three months ended March 31, 2014. For additional information on our market risks, see Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk in of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Allied Nevada management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of March 31, 2014. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide such reasonable assurance.
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
Changes in Internal Control Over Financial Reporting
Our system of internal control is based on the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). During the three months ended March 31, 2014, we transitioned our system of internal control from COSO’s 1992 Framework to COSO’s more recently issued 2013 Integrated Framework, which we believe enhances our internal controls over financial reporting. Our transition to COSO’s 2013 Integrated Framework was not in response to a deficiency in our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time we are involved in various legal actions related to our business, some of which purport to be class actions. We do not believe, based on currently available information, that contingencies related to any pending or threatened legal matter will have a material adverse effect on our financial statements, although a contingency could be material to our results of operations or cash flows for a particular period depending on our results of operations and cash flows for such period. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A.	RISK FACTORS
There have been no material changes to our risk factors discussed in Part I – Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Articles of Incorporation and By-laws

3.2†
By-laws of Allied Nevada Gold Corp., as amended April 15, 2014 (incorporated herein by reference to Exhibit 3.2 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated April 15, 2014 and filed with the SEC on the same day).

Material Contracts.

10.1†
Purchase and Sale Agreement, dated April 22, 2014, between WK Mining (USA) Ltd. and Allied VNC Inc. and Hasbrouck Production Company LLC (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated April 22, 2014 filed with the SEC on April 23, 2014).

10.2†
Allied Nevada Gold Corp. Performance and Incentive Pay Plan, effective May 1, 2014 (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated May 1, 2014 and filed with the SEC on May 5, 2014).

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

ALLIED NEVADA GOLD CORP. (Registrant)

Date:	May 5, 2014	By:	/s/ Randy E. Buffington
Randy E. Buffington President and Chief Executive Officer

Date:	May 5, 2014	By:	/s/ Stephen M. Jones
Stephen M. Jones Executive Vice President and Chief Financial Officer