Form 10-Q
period 2014-06-30
Allied Nevada Gold Corp.
filed 2014-08-04
CIK 1376610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
On August 1, 2014, there were 104,332,086 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ALLIED NEVADA GOLD CORP.
FORM 10-Q
For the Quarter Ended June 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ALLIED NEVADA GOLD CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars in thousands)

	(Unaudited)
	June 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$13,612	$81,470
Accounts receivable	3,079	8,227
Inventories - Note 3	25,002	26,410
Ore on leachpads, current - Note 4	226,416	206,504
Prepaids and other - Note 5	6,847	10,857
Assets held for sale	46,576	47,357
Deferred tax assets, current	16,760	22,943
Current assets	338,292	403,768
Restricted cash - Note 6	49,933	41,215
Stockpiles and ore on leachpads, non-current - Note 4	131,600	116,192
Other assets, non-current - Note 5	12,173	12,682
Plant, equipment, and mine development, net - Note 7	880,706	890,271
Mineral properties, net - Note 8	47,795	48,473
Total assets	$1,460,499	$1,512,601
Liabilities:
Accounts payable	$32,763	$67,958
Interest payable	3,837	3,402
Other liabilities, current - Note 9	8,374	8,512
Debt, current - Note 10	73,674	76,226
Asset retirement obligation, current	20	20
Current liabilities	118,668	156,118
Other liabilities, non-current - Note 9	27,889	22,735
Debt, non-current - Note 10	495,987	522,427
Asset retirement obligation, non-current	15,889	15,344
Deferred tax liabilities, non-current	16,453	18,928
Total liabilities	674,886	735,552
Commitments and Contingencies - Note 19
Stockholders’ Equity:
Common stock, $0.001 par value
Shares authorized: 200,000,000
Shares issued and outstanding: 104,332,086 and 104,043,169, respectively	104	104
Additional paid-in-capital	753,363	750,119
Accumulated other comprehensive income - Note 17	2,286	1,674
Retained earnings	29,860	25,152
Total stockholders’ equity	785,613	777,049
Total liabilities and stockholders’ equity	$1,460,499	$1,512,601
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(US dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue - Note 11	$83,123	$58,998	$168,648	$108,188
Operating expenses:
Production costs	55,367	35,236	111,725	57,038
Depreciation and amortization	17,634	5,741	31,265	9,587
Total cost of sales	73,001	40,977	142,990	66,625
Exploration, development, and land holding	665	1,203	1,394	2,190
Accretion	272	164	545	329
General and administrative	5,769	8,795	11,994	14,704
Gain on dispositions or sales of mineral properties, net - Note 8	(19,480)	—	(19,480)	—
Loss on assets classified as held for sale and asset dispositions, net	4,801	—	5,979	—
Income from operations	18,095	7,859	25,226	24,340
Other income (expense):
Interest income	2	112	15	238
Interest expense - Note 10	(11,329)	(3,193)	(17,116)	(8,322)
Other, net - Note 12	(52)	(422)	(38)	(901)
Income before income taxes	6,716	4,356	8,087	15,355
Income tax expense - Note 13	(2,340)	(126)	(3,379)	(2,307)
Net income	4,376	4,230	4,708	13,048
Other comprehensive income (loss), net of tax
Change in fair value of effective portion of cash flow hedge instruments, net of tax - Note 17	(1,254)	(539)	845	1,126
Settlements of cash flow hedges, net of tax - Note 17	8,253	(8,872)	(1,345)	(13,996)
Reclassifications into earnings, net of tax - Note 17	(8,366)	8,776	1,112	13,864
Other comprehensive income (loss), net of tax	(1,367)	(635)	612	994
Comprehensive income	$3,009	$3,595	$5,320	$14,042
Income per share:
Basic - Note 14	$0.04	$0.04	$0.04	$0.14
Diluted - Note 14	$0.04	$0.04	$0.04	$0.14
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(US dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cash flows from operating activities:
Net income	$4,376	$4,230	$4,708	$13,048
Adjustments to reconcile net income for the period to net cash (used in) provided by operating activities:
Depreciation and amortization	17,634	5,741	31,265	9,587
Accretion	272	164	545	329
Gain on dispositions or sales of mineral properties, net - Note 8	(19,480)	—	(19,480)	—
Loss on assets classified as held for sale and asset dispositions, net	4,801	—	5,979	—
Stock-based compensation - Note 15	1,634	2,797	3,244	4,102
Deferred taxes	2,340	952	3,379	952
Other non-cash items	—	485	—	968
Changes in operating assets and liabilities:
Accounts receivable	1,776	20,974	5,148	49,193
Materials and supplies inventories	1,957	2,484	2,859	(5,446)
Production-related inventories	(9,017)	(35,605)	(25,080)	(76,939)
Prepaids and other	2,424	4,198	5,320	4,393
Assets held for sale	807	—	4,407	—
Accounts payable	(6,334)	(15,141)	(5,446)	(12,118)
Interest payable	(8,153)	(8,269)	435	—
Asset retirement obligation	—	—	—	(28)
Other liabilities	(1,909)	(1,756)	(362)	(966)
Net cash (used in) provided by operating activities	(6,872)	(18,746)	16,921	(12,925)
Cash flows from investing activities:
Additions to plant, equipment, and mine development	(24,190)	(109,949)	(67,614)	(204,373)
Additions to mineral properties	—	(31)	—	(51)
Proceeds from mineral property sale - Note 8	20,000	—	20,000	—
Increases in restricted cash - Note 6	(10,000)	(354)	(8,718)	(9,373)
Proceeds from other investing activities	5	13	5	13
Net cash used in investing activities	(14,185)	(110,321)	(56,327)	(213,784)
Cash flows from financing activities:
Repayments of principal on capital lease and term loan obligations	(13,838)	(9,141)	(27,592)	(15,128)
Payments of debt issuance costs	(680)	(453)	(860)	(1,012)
Proceeds from issuance of common stock	—	150,817	—	151,071
Payments of share issuance costs	—	(8,324)	—	(8,324)
Net cash used in financing activities	(14,518)	132,899	(28,452)	126,607
Net (decrease) increase in cash and cash equivalents	(35,575)	3,832	(67,858)	(100,102)
Cash and cash equivalents, beginning of period	49,187	243,113	81,470	347,047
Cash and cash equivalents, end of period	$13,612	$246,945	$13,612	$246,945
Supplemental cash flow disclosures:
Cash paid for interest	$19,672	$18,970	$21,692	$20,569
Significant non-cash financing and investing activities:
Mining equipment acquired through debt financing	—	42,196	—	104,623
Accounts payable reduction through capital lease	—	—	—	2,560
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(US dollars in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2014	104,043,169	$104	$750,119	$1,674	$25,152	$777,049
Stock-based compensation and share issuances under RSU Plan	288,917	—	2,717	—	—	2,717
Stock-based compensation under DSU Plan	—	—	462	—	—	462
Stock-based compensation under PIP Plan	—	—	65	—	—	65
Other comprehensive income - Note 17	—	—	—	612	—	612
Net income	—	—	—	—	4,708	4,708
Balance, June 30, 2014	104,332,086	$104	$753,363	$2,286	$29,860	$785,613
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Allied Nevada Gold Corp. and its consolidated subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations of the SEC. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and related footnotes of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments and disclosures necessary to fairly present the interim financial information set forth herein have been included. These interim financial statements, with the exception of any recently adopted accounting pronouncements described in Note 2 - Accounting Pronouncements, follow the same Significant Accounting Policies disclosed in the Company’s most recent Annual Report on Form 10-K.
The results reported in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year or for future years.
References to “$” refers to United States currency and “CDN $” refers to Canadian currency.
Reclassifications
Certain reclassifications have been made to the prior period Condensed Consolidated Financial Statements to conform to the current period presentation. The Company reclassified $0.6 million of accrued interest on the Term and Security Deposit Loan from Debt, current to Interest payable as of December 31, 2013. The Company also reclassified $49.8 million (the recorded cost of 44,606 gold ounces) of In-process inventories from Inventories (a current asset) to Ore on leachpads, current as of December 31, 2013, which the Company believes improves the overall classification of current inventories. These reclassifications had no effect on previously reported assets, liabilities, cash flows, or net income.
2. Accounting Pronouncements
Recently Issued
In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of a Component of an Entity.” ASU 2014-08 changes the criteria for reporting discontinued operations and requires new disclosures for discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This pronouncement is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014, which for the Company means the first quarter of the year ending December 31, 2015. Other than the additional presentation and disclosure requirements, the adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.
In May 2014, the FASB and the International Accounting Standards Board issued new joint and converged guidance surrounding revenue recognition. FASB’s ASU 2014-09, “Revenue from Contracts with Customers” will supersede nearly all existing revenue recognition guidance, including industry-specific guidance, and requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 does not permit early adoption and is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, which for the Company means the first quarter of the year ending December 31, 2017. ASU 2014-09 allows for either a “full retrospective” adoption, meaning the new standard is applied to all periods presented, or a “modified retrospective” adoption, meaning the new standard is applied only to the most current period presented and any cumulative effect of adoption is recognized as an adjustment to the opening balance of retained earnings. The Company has evaluated its current revenue recognition policies and past and present sales contracts and does not currently believe it will be materially impacted by the requirements of ASU 2014-09. Historically, the Company’s sole revenue related performance obligation has been the delivery of metal to customers, either physically or by account transfer, and has been satisfied at the same point in time the Company’s customers obtain control of the delivered metal. As such, the Company currently anticipates adopting ASU 2014-09 using the “modified retrospective” approach and other than the additional presentation and disclosure requirements, does not expect such adoption will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Inventories
The following table provides the components of inventories and the estimated recoverable gold ounces therein (in thousands, except ounces):

	June 30, 2014		December 31, 2013
	Amount	Gold ounces	Amount	Gold ounces
Materials and supplies	$15,143		$18,002
Merrill-Crowe in-process	6,554	5,281	6,322	5,662
Carbon column in-process	1,572	1,271	859	724
Doré finished goods	1,733	1,398	1,227	1,106
	$25,002	7,950	$26,410	7,492
As of June 30, 2014 and December 31, 2013, production-related Inventories included $2.3 million and $1.6 million, respectively, of capitalized non-cash depreciation and amortization costs.
4. Stockpiles and Ore On Leach Pads
The following table summarizes stockpiles and ore on leach pads and the estimated recoverable gold ounces therein (in thousands, except ounces):

	June 30, 2014		December 31, 2013
	Amount	Gold ounces	Amount	Gold ounces
Current:
Ore on leach pads	$226,416	174,465	$206,504	180,919
Non-current:
Ore on leach pads	$97,035	74,771	$88,501	77,537
Stockpiles	34,565	75,646	27,691	61,771
	$131,600	150,417	$116,192	139,308
As of June 30, 2014 and December 31, 2013, Ore on leach pads, current and non-current included $75.6 million and $65.6 million, respectively, of capitalized non-cash depreciation and amortization costs. As of June 30, 2014 and December 31, 2013, Stockpiles included $6.1 million and $4.8 million, respectively, of capitalized non-cash depreciation and amortization costs.
The period-end market value of the Company’s production-related inventories is determined in part by using period-end London Bullion Market Association (“LBMA”) prices per gold and silver ounce and is highly sensitive to these inputs. As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company’s application of its lower of cost or market accounting policy resulted in a $12.6 million write-down of ore on leach pads. Although the Company had no write-downs during the three and six months ended June 30, 2014 using period-end LBMA metal prices of $1,315.00 per ounce of gold and $20.87 per ounce of silver, a decline from these metal price levels and/or an increase in production costs per gold ounce could result in, or contribute to, a future write-down of production-related inventories.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Prepaids and Other Assets
The following table provides the components of prepaids and other assets (in thousands):

	June 30, 2014	December 31, 2013
Prepaids and other
Prepaids	$4,696	$6,083
Deposits	1,548	1,685
Federal income taxes receivable	514	2,914
Other	89	175
	$6,847	$10,857
Other assets, non-current
Debt issuance costs, net	$11,758	$12,208
Reclamation policy premium, net	415	474
	$12,173	$12,682

6. Restricted Cash
The following table provides the components of restricted cash (in thousands):

Obligation collateralized	June 30, 2014	December 31, 2013
Asset retirement obligation surety bonds	$39,933	$41,215
Revolving credit agreement - Note 10	10,000	—
	$49,933	$41,215
7. Plant, Equipment, and Mine Development, Net
The following table provides the components of plant, equipment, and mine development, net (in thousands):

	Depreciable life or method	June 30, 2014	December 31, 2013
Mine equipment	5 - 7 years	$298,026	$312,425
Process equipment	Units-of-production	273,003	60,875
Mine development	Units-of-production	124,829	120,038
Leach pads	Units-of-production	81,432	78,737
Buildings and leasehold improvements	10 years	25,377	25,083
Furniture, fixtures, and office equipment	2 - 3 years	4,237	4,236
Vehicles	3 - 5 years	2,943	2,943
Construction in progress and other		241,744	421,117
		1,051,591	1,025,454
Less: accumulated depreciation and amortization		(170,885)	(135,183)
		$880,706	$890,271
During the three months ended June 30, 2014, the Company placed the crushing system (process equipment) into service.
8. Mineral Properties, Net
Sale of Mineral Properties
On April 22, 2014 (the “Closing Date”), the Company entered into a Purchase and Sale Agreement and sold a 75% controlling interest in the Hasbrouck, Three Hills, and Esmeralda County exploration properties (the “Properties”) to West Kirkland Mining, Inc. (“WKM”) for $20.0 million. Within 30 months after the Closing Date, WKM is to make an additional payment of $10.0 million for the 25% non-controlling interest in the Properties retained by the Company, subject to the Company’s option to elect to retain an interest in the Properties. In the event WKM does not meet its final $10.0 million commitment to the Company, or if the Company elects to decline the final payment and retain a 25% interest in the Properties, the Properties will be placed into a joint venture with WKM holding a 75% interest and the Company retaining a 25% interest.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying value of the Properties sold to WKM was $0.5 million, resulting in the recognition of a $19.5 million Gain on dispositions or sales of mineral properties during the three months ended June 30, 2014.
9. Other Liabilities
The following table summarizes the components of other liabilities, current and non-current (in thousands):

	June 30, 2014	December 31, 2013
Other liabilities, current
Accrued compensation	$3,902	$3,587
Capital expenditure retentions	3,505	4,256
Derivative instruments - Note 17	811	669
Other	156	—
	$8,374	$8,512
Other liabilities, non-current
Derivative instruments - Note 17	$21,687	$21,730
Accounts payable	5,188	—
Deferred royalty income	958	953
Other	56	52
	$27,889	$22,735
10. Debt
The following table summarizes the components of debt (in thousands):

	June 30, 2014		December 31, 2013
Debt, current:
Capital lease and term loan obligations	$55,883	(1)	$58,435	(1)
Term and Security Deposit loan	17,791	(2)	17,791	(2)
	$73,674		$76,226
Debt, non-current:
Capital lease and term loan obligations	$121,307		$146,347
8.75% Senior Notes due June 2019 (3)	374,680		376,080
	$495,987		$522,427
(1) Includes borrowings of $10.0 million and $5.7 million as of June 30, 2014 and December 31, 2013, respectively, for mine equipment included in Assets held for sale.
(2) Entire borrowing is attributable to the third rope shovel which is included in Assets held for sale.
(3) Effective interest rate of 8.375% after cross currency swap. See Note 17 - Derivative Instruments for additional detail.
Senior Notes
In May 2012, the Company issued CDN $400.0 million of uncollateralized senior notes (the “Notes”). The Notes are denominated in Canadian dollars, pay interest semi-annually at the rate of 8.75% per annum, and mature in June 2019. Concurrent with the issuance of the Notes, the Company entered into a cross currency swap agreement based upon a notional amount of $400.4 million, which equaled the gross proceeds to the Company from the issuance, which fixed the interest rate at 8.375% as further described in Note 17 - Derivative Instruments. The Notes balance was $374.7 million based upon the U.S. dollar to Canadian dollar exchange rate on June 30, 2014. The Notes are guaranteed by most of the Company’s currently wholly-owned subsidiaries, including Hycroft Resources & Development Inc., which owns the Hycroft Mine and conducts mining operations.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

 Capital Lease and Term Loan Obligations
The Company’s capital lease and term loan obligations are for the purchase of mining equipment, bear interest at rates between 4% - 7% per annum, and primarily carry 60 - 84-month terms. The following is a summary of the future minimum payments under the Company’s capital lease and term loan obligations as of June 30, 2014 (in thousands):

Fiscal Year	Minimum Lease Payments
2014	$38,236	(1)
2015	49,888
2016	47,383
2017	32,931
2018	11,875
Thereafter	15,307
Less: interest	(18,430)
Net minimum capital lease payments	177,190
Less: current portion	(55,883)
Non-current portion	$121,307
(1) Includes principal of $10.0 million for mine equipment included in Assets held for sale.
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
During 2013, the Company commissioned two (of the three) electric rope shovels and, as such, amounts borrowed for these two shovels are included in capital lease and term loan obligations. Costs for the third electric rope shovel are included in Assets held for sale at June 30, 2014 and, as such, related amounts borrowed under the Loan Agreement are included in Debt, current as repayment will occur when the components of the third shovel are sold, which the Company believes will happen within the next twelve months. Advances for security deposits under the Loan Agreement bear an interest rate determined by an applicable rate plus the three month LIBOR, which approximated 4.7% at June 30, 2014. The two executed term loan obligations for the commissioned shovels carry seven year terms and bear interest at a fixed rate of approximately 6%.
Revolving Credit Agreement
In May 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Revolver”) which amended and restated the December 2013 Second Amended and Restated Credit Agreement (the “Previous Revolver”). The aggregate amount available to the Company under the Revolver is determined by a Borrowing Base (as defined in the Revolver) that makes up to $75.0 million available (an increase from the $40.0 million available under the Previous Revolver) to the Company depending upon 80% of the net realizable value of the gold and silver in the Company’s ore on leach pads, in-process, and finished goods inventories less estimated remaining processing and selling costs. As of June 30, 2014, the full $75.0 million was available under the Revolver, which was reduced by $9.0 million for financial letters of credit issued to collateralize the cross currency swap (discussed in the following paragraph), resulting in remaining availability of $66.0 million. During the three months ended June 30, 2014, cash borrowings under the Revolver totaled $14.0 million and were repaid before quarter-end, resulting in no outstanding cash borrowings as of June 30, 2014.
Borrowings under the Revolver bear interest per annum at either LIBOR plus 4.5% or at an Alternate Base Rate, as defined in the Revolver, plus 3.5%. Financial letters of credit and non-financial letters of credit bear interest per annum at 4.50% and 2.70%, respectively. The Revolver is collateralized by substantially all of the Company’s assets and matures on April 30, 2016.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In December 2013, when the Company entered into the Previous Revolver, which amended and restated the October 2012 Amended and Restated Credit Agreement (the “2012 Revolver”), two lenders under the 2012 Revolver exited the credit facility. These two lenders are holders of a portion of the Notes cross currency swap which, in December 2013, ceased being collateralized by the security they held as lenders to the 2012 Revolver. As a result, the Company is required to fully collateralize any mark-to-market liability position for 22% of the cross currency swap, which is the portion held by these two lenders, with cash, letters of credit, or a combination of the two. As of June 30, 2014, the Company had issued $9.0 million of financial letters of credit to collateralize the mark-to-market liability position of 22% of the cross currency swap.
Debt Covenants
The Company’s debt agreements contain representations and warranties, events of default, and covenants that are customary for agreements of these types. The Company’s Notes contain provisions that, among other things, restrict or limit the ability of the Company to redeem the Notes, incur or guarantee additional debt, pay dividends, and consolidate, merge or sell all or substantially all of the Company’s assets. The Company’s Revolver and certain capital lease obligations contain financial covenants related to Tangible Net Worth, Minimum Current Ratio, Minimum Reserve Tail, and Cash and Cash Equivalents balances, as such terms are defined in the Revolver. The Company is required to maintain a Tangible Net Worth of $437.0 million plus 25% of positive net income for each quarter ending after September 30, 2013, a Minimum Current Ratio of 1.25:1.0, and Cash and Cash Equivalents of $10.0 million in deposit accounts with the Revolver lenders which are restricted from use by the Company for the full term of the Revolver. The Minimum Reserve Tail covenant requires that at all times the Company will maintain more than 600,000 gold equivalent recoverable ounces in its heap leach reserves after maturity of the Revolver. The Company was in compliance with all debt covenants as of June 30, 2014.
Interest Expense
The following table summarizes the components of interest expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
8.75% Senior Notes due June 2019 (1)	$8,360	$8,498	$16,629	$16,766
Capital lease and term loan obligations	2,275	1,853	3,819	3,452
Amortization of debt issuance costs	675	623	1,308	1,245
Revolver interest and standby fees	313	337	516	625
Term and Security Deposit loan	224	350	445	366
Other interest expense	123	117	282	208
Capitalized interest	(641)	(8,585)	(5,883)	(14,340)
	$11,329	$3,193	$17,116	$8,322
(1) Effective interest rate of 8.375% after cross currency swap. See Note 17 - Derivative Instruments for additional detail.
11. Revenue
The table below is a summary of the Company’s gold and silver revenue (in thousands, except ounces sold):

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
	Amount	Ounces sold	Amount	Ounces sold	Amount	Ounces sold	Amount	Ounces sold
Gold	$73,713	57,050	$55,946	41,512	$150,946	116,520	$99,918	68,768
Silver	9,410	474,832	3,052	146,303	17,702	881,066	8,270	321,069
	$83,123		$58,998		$168,648		$108,188

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Other, Net

The table below is a summary of the Company’s other income and expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Foreign currency transaction (loss) gain on Notes - Note 17	$(12,800)	$13,320	$1,400	21,520
Reclassification of gain (loss) into earnings from Accumulated other comprehensive income for cross currency swap - Note 17	12,800	(13,320)	(1,400)	(21,520)
Loss on marketable equity securities	—	(484)	—	(968)
Other	(52)	62	(38)	67
	$(52)	$(422)	$(38)	$(901)
13. Income Tax Expense
For the six months ended June 30, 2014, the Company recorded income tax expense of approximately $3.4 million which included $2.8 million of income tax expense from income taxed at the estimated annual effective rate of approximately 33.9% and $0.6 million of additional income tax expense for discrete items primarily related to stock-based compensation that were recognized as incurred in the current quarter.
For the six months ended June 30, 2013, the Company recorded income tax expense of approximately $2.3 million based on an estimated annual effective rate of 15.0%. The estimated annual effective tax rate varied from the United States statutory tax rate of 35% primarily due to the effects of the percentage depletion deduction.
Historically, the Company has not been subject to state or foreign income taxes as all of the Company’s operations and properties are located within Nevada, which does not impose a state income tax. As necessary, the Company provides a reserve against the benefits of uncertain tax positions taken in its tax filings that are not more likely than not to be sustained upon examination. Based on the weight of available evidence, the Company does not believe it has taken any uncertain tax positions that require the establishment of a reserve. The Company has not recorded any interest or penalties related to income tax liabilities as of June 30, 2014.
14. Income Per Share
The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income available to common stockholders:	$4,376	$4,230	$4,708	$13,048
Weighted average common shares:
Basic	104,765	97,194	104,665	93,678
Effect of shares granted under the:
Restricted Share Unit Plan	1,480	1,049	1,661	848
Deferred Phantom Unit Plan	248	248	248	248
Deferred Share Unit Plan	299	139	217	87
Performance and Incentive Pay Plan	236	—	118	—
2007 Stock Option Plan	—	269	—	360
Diluted	107,028	98,899	106,909	95,221
Income per share:
Basic	$0.04	$0.04	$0.04	$0.14
Diluted	$0.04	$0.04	$0.04	$0.14
15. Stock-Based Compensation
As of June 30, 2014, the Company’s stock-based compensation plans included the Deferred Phantom Unit Plan, the Deferred Share Unit Plan, and the Performance and Incentive Pay Plan (the “PIP Plan”).

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Stockholder Approval of Performance and Incentive Pay Plan
At the Company’s May 1, 2014 Annual Meeting of Stockholders, the Company’s stockholders approved the PIP Plan, which includes a stock-based compensation plan that terminates and replaces the 2007 Stock Option Plan and the Restricted Share Unit Plan (together, the “Former Plans”). The Company is no longer permitted to grant awards under the Former Plans; however, awards made under the Former Plans prior to May 1, 2014 will continue to vest in accordance with the provisions of the grants and pursuant to the terms of the Former Plans.
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
The following tables summarize the Company’s stock-based compensation cost and unrecognized stock-based compensation cost by plan (in thousands):

	Three months ended June 30,		Six months ended June 30,
Stock-based compensation cost by plan	2014	2013	2014	2013
Restricted Share Unit	$1,369	$2,535	$2,717	$3,577
Performance and Incentive Pay	65	—	65	—
Deferred Share Unit	200	262	462	525
	$1,634	$2,797	$3,244	$4,102

	June 30,
Unrecognized stock-based compensation cost by plan	2014	2013
Restricted Share Unit	$10,675	$16,964
Performance and Incentive Pay	1,084	—
Deferred Share Unit	600	787
	$12,359	$17,751
The following table summarizes awards and activity of the Company’s stock-based compensation plans:

	Six months ended June 30, 2014
	Restricted Share Unit	Performance and Incentive Pay	Deferred Share Unit	2007 Stock Option	Deferred Phantom Unit
Outstanding on January 1,	1,630,145	—	134,408	500,000	248,136
Granted	1,003,800	353,790	246,152	—	—
Vested/exercised	(288,917)	—	—	—	—
Canceled/forfeited	(136,150)	—	—	—	—
Outstanding, end of period	2,208,878	353,790	380,560	500,000	248,136
Vested and unissued/exercisable, end of period	495,116	—	195,946	500,000	248,136
All awards granted under the PIP Plan have been in the form of restricted stock units.
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

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Certain financial instruments, including cash and equivalents, accounts receivable, prepaids and other, accounts payable, and other liabilities, are carried at cost, which approximates fair value due to the short-term nature of these instruments. There were no changes to the Company’s valuation techniques and no transfers in or out of Levels 1 or 2 during the three and six months ended June 30, 2014.
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands).

Assets	June 30, 2014	December 31, 2013	Input Hierarchy Level
Assets held for sale	$46,576	$47,357	Level 2

Liabilities
Cross currency swap - Note 17	$22,498	$22,399	Level 2
The Company’s assets held for sale are valued using a market approach for each item of property and equipment held for sale. Inputs include quoted market prices for identical or similar assets in markets that are not active and, as such, property and equipment held for sale is classified within Level 2 of the fair value hierarchy. Periodic changes in fair value (less costs to sell) to assets held for sale are included in Loss on assets classified as held for sale and asset dispositions, net.
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
Items Disclosed at Fair Value
Using prevailing interest rates on similar debt issuances, credit spreads, and foreign currency forward rates, the estimated fair value of the Notes was $350.1 million at June 30, 2014. The fair value estimate of the Notes was prepared with the assistance of an independent third party and does not reflect the Notes actual trading value or the carrying value of the Notes in the Company’s condensed consolidated financial statements.

17. Derivative Instruments
Derivative Instrument Fair Values
The following table is a summary of the fair values of the Company’s derivative instruments and the location in which they are recorded (in thousands):

	June 30, 2014		December 31, 2013
	Other liabilities, current	Other liabilities, non-current	Other liabilities, current	Other liabilities, non-current
Cross currency swap	$811	$21,687	$669	$21,730
Derivative Instruments Designated as Hedges – Cash Flow Hedges
Diesel Swap Agreements
As of December 31, 2013, the Company had no remaining unsettled diesel swaps. The net gain in Accumulated other comprehensive income from previously settled diesel swaps is being reclassified into earnings (Production costs) as the hedged transaction impacts earnings (as specific gold ounces are sold).
Cross Currency Swap
In May 2012, the Company entered into a cross currency swap concurrent with the issuance of the Notes. The notional value of the cross currency swap was $400.4 million and the interest rate was fixed at 8.375%. The Company makes interest payments ($400.4 million at 8.375%) to the counterparty in exchange for the Canadian dollars required to service the Notes (CDN$400.0 million at 8.75%). Upon maturity the Company will pay $400.4 million to the counterparty and receive CDN $400.0 million, which will be used to satisfy the face amount of the issuance. As discussed in Note 10 - Debt, the Company is required to fully collateralize any mark-to-market liability position of 22% of the cross currency swap.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accumulated Other Comprehensive Income (Loss)
The following table sets forth changes in accumulated other comprehensive income (loss) and the impacts cash flow hedges had on the Company’s earnings (in thousands):

	Six months ended June 30, 2014
	Cross Currency Swap	Diesel Swap Agreements	Tax Effects	Total
Balance, beginning of period	$1,920	$653	$(899)	$1,674
Change in fair value of effective portion of unsettled cash flow hedge instruments	1,300	—	(455)	845
Settlements of cash flow hedges	(2,070)	—	725	(1,345)
Reclassifications into earnings when underlying hedged transactions impacted earnings:
Reclassified to Interest expense	670	—	(235)	435
Reclassified to Other, net	1,400	—	(490)	910
Reclassified to Production costs	—	(359)	126	(233)
Balance, end of period	$3,220	$294	$(1,228)	$2,286

	Six months ended June 30, 2013
	Cross Currency Swap	Diesel Swap Agreements	Tax Effects	Total
Balance, beginning of period	$(9,574)	$1,241	$2,917	$(5,416)
Change in fair value of effective portion of unsettled cash flow hedge instruments	1,950	(217)	(607)	1,126
Settlements of cash flow hedges	(21,793)	260	7,537	(13,996)
Reclassifications into earnings when underlying hedged transactions impacted earnings:
Reclassified to Interest expense	273	—	(96)	177
Reclassified to Other, net	21,520	—	(7,532)	13,988
Reclassified to Production costs	—	(463)	162	(301)
Balance, end of period	$(7,624)	$821	$2,381	$(4,422)

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

18. Segment Information
The Company is engaged in the operation of the Hycroft Mine and the evaluation, exploration, and advancement of gold exploration and development projects in Nevada. Our segments are defined as components of the Company for which separate financial information is available that is evaluated regularly by the executive decision-making group in assessing performance, establishing operating plans and budgets, and deciding how to allocate resources. Segment information as of and for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

Three months ended June 30,	Hycroft Mine	Exploration	Corporate and Other	Total
2014
Revenue - Note 11	$83,123	$—	$—	$83,123
Depreciation and amortization	17,386	—	248	17,634
Income (loss) from operations	5,298	18,815	(6,018)	18,095
Interest income	—	—	2	2
Interest expense - Note 10	(2,622)	—	(8,707)	(11,329)
Other, net - Note 12	26	—	(78)	(52)
Income (loss) before income taxes	2,702	18,815	(14,801)	6,716
Total assets	1,378,491	37,348	44,660	1,460,499
Capital expenditures	$24,190	$—	$—	$24,190
2013
Revenue - Note 11	$58,998	$—	$—	$58,998
Depreciation and amortization	5,473	—	268	5,741
Income (loss) from operations	18,125	(1,203)	(9,063)	7,859
Interest income	4	—	108	112
Interest expense - Note 10	(2,320)	—	(873)	(3,193)
Other, net - Note 12	64	—	(486)	(422)
Income (loss) before income taxes	15,873	(1,203)	(10,314)	4,356
Total assets	1,206,511	39,258	240,313	1,486,082
Capital expenditures	$152,045	$—	$100	$152,145

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Six months ended June 30,	Hycroft Mine	Exploration	Corporate and Other	Total
2014
Revenue - Note 11	$168,648	$—	$—	$168,648
Depreciation and amortization	30,755	—	510	31,265
Income (loss) from operations	19,644	18,086	(12,504)	25,226
Interest income	5	—	10	15
Interest expense - Note 10	(4,546)	—	(12,570)	(17,116)
Other, net - Note 12	36	—	(74)	(38)
Income (loss) before income taxes	15,139	18,086	(25,138)	8,087
Total assets	1,378,491	37,348	44,660	1,460,499
Capital expenditures	$67,614	$—	$—	$67,614
2013
Revenue - Note 11	$108,188	$—	$—	$108,188
Depreciation and amortization	9,060	—	527	9,587
Income (loss) from operations	41,760	(2,190)	(15,230)	24,340
Interest income	8	—	230	238
Interest expense - Note 10	(4,025)	—	(4,297)	(8,322)
Other, net - Note 12	66	—	(967)	(901)
Income (loss) before income taxes	37,809	(2,190)	(20,264)	15,355
Total assets	1,206,511	39,258	240,313	1,486,082
Capital expenditures	$308,848	$—	$148	$308,996
19. Commitments and Contingencies
The Company is from time to time involved in various legal actions related to its business, some of which purport to be class actions lawsuits. Management does not believe, based on currently available information, that contingencies related to any pending or threatened legal matter will have a material adverse effect on the Company’s financial statements, although a contingency could be material to the Company’s results of operations or cash flows for a particular period depending on the results of operations and cash flows for such period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
Financial Commitments Not Recorded in the Condensed Consolidated Financial Statements
Purchase Obligations
At June 30, 2014, the Company had purchase obligations totaling $12.8 million for the purchase of mill components and capital items associated with the expansion projects of the Hycroft Mine. During 2014, the Company expects purchase obligations to be satisfied through cash payments.
Temporary Housing Space Rental and Service Agreement
The Company leases a temporary housing complex in Winnemucca, NV to provide lodging for employees, contractors, and consultants. The temporary housing complex is leased from a third party who maintains the property and grounds. The Company estimates the remaining payments due under the temporary housing space rental and service agreement will approximate $0.8 million in 2014, $3.6 million in 2015, and $0.1 million in 2016.
Net Profit Royalty
A portion of the Hycroft Mine is subject to a mining lease that requires a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims. The mining lease also requires an annual advance payment of $120,000 every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid approximately $2.1 million through June 30, 2014. The Company estimates the remaining payments due under the mining lease will approximate $0.3 million in 2014, $1.7 million in 2015, $2.1 million in 2016, and $1.4 million in 2017.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Letters of credit
As discussed in Note 10 - Debt and Note 17 - Derivative Instruments, the Company had issued $9.0 million of financial letters of credit under the Revolver to collateralize a portion of the cross currency swap’s liability position. The Company was in compliance with all debt covenants as of June 30, 2014 and projects future compliance; however, an event of default, if not cured, could result in the Company losing availability to the Revolver which may require the portion of the cross currency swap currently collateralized with letters of credit to be collateralized entirely with cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “us”, “our”, the “Company”, and “Allied Nevada” refer to Allied Nevada Gold Corp. and its subsidiaries. The following discussion, which has been prepared based on information available to us as of August 4, 2014, provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2013. References to “$” refers to United States currency and “CDN $” to Canadian currency.
Introduction to the Company
We are a U.S.-based primary gold producer focused on mining, developing, and exploring properties in the state of Nevada in a safe, environmentally responsible, and cost-effective manner. Gold and silver sales represent 100% of our revenues and the market prices of gold and silver significantly impact our operating results and cash flows. We cannot control the prices that we receive for the sale of our products, which is why our near-term operating strategies and goals focus on sales volumes, costs, capital expenditures, and other items that we may have discretionary influence over. If we are able to carry out our near-term operating strategies and goals, we believe we will be better positioned to continue working towards our long-term goal, which is the construction and operation of a mill to process our mill ores at the Hycroft Mine (“Hycroft”) and extend the life of mine.
Our operating mine, the Hycroft Mine, is an open-pit heap leach operation and as of December 31, 2013, had estimated proven and probable mineral reserves of 10.6 million ounces of gold and 467.1 million ounces of silver, which are contained in oxide (heap leach), transitional (heap leach and mill), and sulfide (mill) ores. We currently recover metals contained in oxide and transitional ores through our recently expanded heap leach operations. In April 2014, M3 Engineering and Technology (“M3”), in association with the Company, completed a prefeasibility study for a mill expansion. Work continues on the mill expansion project with the goal of completing a feasibility study by the end of the third quarter of 2014. The construction of a mill at Hycroft would allow us to recover metals contained in additional transitional (mill) and the sulfide (mill) ores.
Executive Summary
Our second quarter 2014 highlights and significant developments included the following, which are discussed in further detail throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Health and safety: We remained committed to our core values, health and safety, and operated in a safety-conscious and environmentally responsible manner with no lost-time accidents. We continued to implement programs designed to increase our employees’ knowledge and awareness of mine-site health and safety and environmental responsibility.
Ounces sold: We achieved our sales expectations as gold ounces sold increased 37% to 57,050 ounces and silver ounces sold increased 225% to 474,832 ounces, compared to the second quarter of 2013, which represents the fourth consecutive quarter in which we have met, or exceeded, our targets for the number of gold ounces sold.
Net income: Our net income was $4.4 million as we continued to operate in a lower metal price environment and experienced increases to our total cost of sales which was offset by a gain from a mineral property sale.
Maintained sufficient liquidity: Our operating, investing, and financing activities all resulted in net uses of cash during the second quarter of 2014, which resulted in a June 30, 2014 cash and cash equivalents balance of $13.6 million. We received $20.0 million in gross proceeds from a mineral property sale and increased our revolving credit facility’s capacity by $35.0 million to $75.0 million, which improved our liquidity.
Hycroft operations: We achieved our targeted mining rate and placed 10.9 million ore tons on the leach pads, including 0.4 million crushed ore tons, containing approximately 54,024 recoverable ounces of gold and approximately 0.4 million recoverable ounces of silver. The crushing system was placed back in operation in mid-June at a capacity sufficient to support our heap leach operations.
Hycroft mill expansion: We completed a prefeasibility study for a mill expansion in April 2014 that incorporated on-site oxidation of sulfide concentrates, which would allow us to produce doré on-site. We are now working with M3 on a feasibility study for the mill expansion which we expect to complete by the end of the third quarter of 2014. We are working on financing strategies based upon the prefeasibility study’s estimated capital cost and have engaged Credit Suisse Securities (USA) LLC and Scotia Capital, Inc. to help us find an investment partner(s) to assist us with financing the mill expansion project.

Hycroft Mine
Operations
Key operating statistics for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Ore mined (000’s tons)	10,528	9,798	21,312	19,384
Ore mined and crushed (000’s tons)	383	—	383	—
Ore mined and stockpiled (000’s tons)	156	155	2,318	804
Waste mined (000’s tons)	14,471	7,605	26,523	14,924
	25,538	17,558	50,536	35,112
Excavation mined (000’s tons)	—	161	—	3,288
Ore mined grade - gold (oz/ton)	0.010	0.010	0.010	0.011
Ore mined grade - silver (oz/ton)	0.418	0.232	0.361	0.188
Ounces produced - gold	56,864	39,195	116,978	77,214
Ounces produced - silver	481,151	132,841	893,657	320,841
Ounces sold - gold	57,050	41,512	116,520	68,768
Ounces sold - silver	474,832	146,303	881,066	321,069
Average realized price - gold ($/oz)	$1,292	$1,348	$1,295	$1,453
Average realized price - silver ($/oz)	$20	$21	$20	$26
Adjusted cash costs per ounce[1]	$806	$775	$807	$709
As shown above, tons mined, ounces produced, and ounces sold during the second quarter and first six months of 2014 significantly increased from the comparable 2013 periods. Operational increases were attributable to the heap leach expansion projects completed during the second half of 2013, which included a 21,500 gallons per minute (“gpm”) Merrill-Crowe plant, the North leach pad, and the addition of two electric wire rope shovels. The 57,050 gold ounces sold during the second quarter of 2014 represented the fourth consecutive quarter we have met, or exceeded, our gold ounces sold targets as Hycroft continues to operate at its steady-state heap leach capacity. During the first six months of 2014, the number of silver ounces sold more than doubled from the same period of 2013 as a result of increased silver ore grades and decreased use of our carbon columns to process solution. During the first six months of 2014, approximately 85% of our gold ounces sold was from solution processed through our Merrill-Crowe plants which yield increased silver concentrations and recoveries than solution processed through our carbon columns, resulting in a silver to gold ounces sold ratio of 7.6:1.0, compared to 4.7:1.0 for the same period of 2013.
During the second quarter and first six months of 2014, our total tons mined slightly exceeded our planned tons and we crushed our first production ore tons. As discussed below in the Hycroft Expansion Projects section, in mid-June, the temporary repairs were completed to the crushing system and it was placed back in operation at a capacity sufficient to support our heap leach operations. During the second half of 2014, we plan to selectively crush high-grade ore with the crushing system to improve metal recoveries.
Our adjusted cash costs per ounce1 during the second quarter and first six months of 2014 were as expected and significantly benefited from our increased silver to gold ounces sold ratio (discussed above). During the second quarter and first six months of 2014, we sold on average an additional 4.8 and 2.9 ounces of silver per gold ounce, respectively, which resulted in additional silver credits of $96 and $58, respectively, per gold ounce sold compared to the same periods of 2013. The increase in silver ounces sold helped to offset lower average realized silver prices and increases to our cash production costs, which is discussed below in the Results of Operations section.
Operations Outlook
We continue to expect our 2014 full year metal sales will approximate 230,000 to 250,000 ounces of gold and 1.7 million to 2.0 million ounces of silver, while we selectively crush high grade ore for the remainder of the year. Adjusted cash costs per ounce1 for the first six months of 2014 were $807 but, for the second half of the year, are expected to increase and approach our previously stated annual range of $825 to $850 per ounce (with silver as a byproduct credit) due to anticipated mining of higher waste tons.

[1]
The term “adjusted cash costs per ounce” is a non-GAAP financial measure. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See the section on “Non-GAAP Financial Measures” in this MD&A for additional information.

During the second half of 2014, due to increased plant and equipment in service our non-cash depreciation and amortization, both capitalized to production-related inventories and included in total cost of sales, are expected to increase. We plan to increase our mining rate to progress through high waste zones of the mine plan which we expect will increase our cash production costs. Depending in part on future period end metal prices, this mining strategy, together with the expected increase in non-cash costs, could result in, or contribute to, a future write-down of production-related inventories.
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
Capital expenditures
Consistent with our strategy and goal to preserve liquidity by minimizing capital expenditures, we currently expect our total 2014 capital spending for non-expansion (sustaining) expenditures to be less than $15.0 million.
We expect our remaining 2014 capital spending (sustaining and expansion) to total approximately $20.0 million. For additional detail about our Hycroft Mine expansion spending see the Liquidity and Capital Resources section below.
Heap leach (oxide and transitional ore)
We have previously completed heap leach expansion projects which included increasing the mining rate through larger capacity haul trucks, shovels, and production drills and expanding leach pad operations through increased leach pad size and additional solution processing capacity (Merrill-Crowe plant). During 2014, the only ongoing heap leach expansion project was the crushing system, which was run intermittently until being shut down in April to enable the manufacturer to resolve an engineering design issue on the secondary and tertiary crushers. In mid-June, the temporary repairs were completed to the crushing system and it was placed back in operation at a capacity sufficient to support our heap leach operations. Going forward, we plan to selectively crush high-grade ore with the crushing system to improve metal recoveries while the manufacturer engineers a solution that will bring the crushing system’s capacity to the level required for a mill expansion.
Mill (transitional and sulfide ore)
We had previously commenced a mill expansion project which was deferred during the second quarter of 2013 due to declining metal prices. Previous mill expansion efforts included ordering the mills themselves, motors and mill drives, foundation preparation, and mill-related engineering. Following the decision to defer the previously announced mill, we began working with M3 to develop different mill scenarios which considered phased construction approaches and on-site oxidation methods for our sulfide concentrates to enable on-site doré production. In April 2014, M3, in association with the Company, completed a prefeasibility study for a mill expansion that incorporated on-site oxidation of sulfide concentrates. Based on the positive results of the prefeasibility study, the Board of Directors approved moving forward with a feasibility study, which is currently ongoing and expected to be completed by the end of the third quarter of 2014. The feasibility study will be completed by the same independent third-party engineering firm, M3, in association with the Company, and as of June 30, 2014, is expected to cost less than $3.0 million to complete, which is included in our total Purchase obligations for plant and equipment in the Contractual obligations table in the below Liquidity and Capital Resources section.
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
We are working on financing strategies based upon the prefeasibility study’s estimated capital cost and have engaged Credit Suisse Securities (USA) LLC and Scotia Capital, Inc. to help us find an investment partner(s) to assist us with financing the mill expansion project.

Results of Operations
Revenue
Gold revenue
The table below summarizes changes in gold revenue, ounces sold, and average realized prices for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total gold revenue (thousands)	$73,713	$55,946	$150,946	$99,918
Gold ounces sold	57,050	41,512	116,520	68,768
Average realized price (per ounce)	$1,292	$1,348	$1,295	$1,453

	2014 vs. 2013		2014 vs. 2013
The change in gold revenue was attributable to (thousands):
Increase in ounces sold	$20,940		$69,382
Decrease in average realized price	(2,309)		(10,832)
Effect of average realized price decrease on ounces sold increase	(864)		(7,522)
	$17,767		$51,028
During the second quarter and first six months of 2014 our gold revenue increased by approximately 32% and 51%, respectively, from the same periods of 2013, primarily due to increases of 37% (or 15,538 ounces) and 69% (or 47,752 ounces), respectively, in the number of gold ounces sold. During 2014, we continued to benefit from our previously expanded mine equipment fleet, increased ore under leach and solution flows, and increased solution processing capacity. When compared to the 2013 periods, gold revenue for the second quarter and first six months of 2014 was negatively impacted by decreases of $56 (or -4%) and $158 (or -11%), respectively, in the average realized price per ounce.
Silver revenue
The table below summarizes changes in silver revenue, ounces sold, and average realized prices for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total silver revenue (thousands)	$9,410	$3,052	$17,702	$8,270
Silver ounces sold	474,832	146,303	881,066	321,069
Average realized price (per ounce)	$20	$21	$20	$26

	2014 vs. 2013		2014 vs. 2013
The change in silver revenue was attributable to (thousands):
Increase in ounces sold	$6,854		$14,424
Decrease in average realized price	(153)		(1,819)
Effect of average realized price decrease on ounces sold increase	(343)		(3,173)
	$6,358		$9,432
For the reasons discussed above in the Gold revenue section, during the second quarter and first six months of 2014 our silver revenue increased by approximately 208% and 114%, respectively, from the same periods of 2013, primarily due to increases of 225% (or 328,529 ounces) and 174% (or 559,997 ounces), respectively, in the number of silver ounces sold. Our silver to gold ounces sold ratio for the first six months of 2014 was 7.6:1.0, compared to 4.7:1.0 for the same period of 2013, as approximately 85% of our gold ounces sold was from solution processed through our Merrill-Crowe plants which yield higher silver concentrations and recoveries than solution processed through our carbon columns. During the first six months of 2013, approximately 73% of our gold ounces sold was from solution processed through our Merrill-Crowe plants. When compared to the 2013 period, silver revenue for the first six months of 2014 was negatively impacted by a $6 (or -22%) decrease in the average realized price per ounce.

Total cost of sales
Total cost of sales consists of production costs and depreciation and amortization. The table below summarizes changes in total cost of sales for the following periods (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Production costs	$55,367	$35,236	$111,725	$57,038
Depreciation and amortization	17,634	5,741	31,265	9,587
Total cost of sales	$73,001	$40,977	$142,990	$66,625

	2014 vs. 2013		2014 vs. 2013
The change in cost of sales was attributable to:
Increase in gold ounces sold	$15,337		$46,264
Increase in average cost of sales per ounce	12,142		17,765
Effect of average cost per ounce increase on ounces sold increase	4,545		12,336
	$32,024		$76,365
As discussed above in the Gold Revenue section, during the second quarter and first six months of 2014 we sold 37% (or 15,538 ounces) and 69% (or 47,752 ounces), respectively, more gold ounces than the same periods of 2013 which, together with an increase in the average cost of sales per gold ounce, increased our total cost of sales.
Production costs
Increased costs of mining additional waste, together with an approximate 9.0% decrease in the average ore grade mined, more than offset the efficiencies of our expanded heap leach operations during the 2014 periods which increased our cash production costs. Our waste to ore strip ratio (excluding stockpiled ore) increased by approximately 62% to 1.2:1.0 compared to 0.8:1.0 during the same period of 2013. Further, during the first six months of 2014 our beginning average cash production costs per gold ounce on the leach pads was approximately 27% (or $187 per ounce) higher than the first six months of 2013.
During the second half of 2014, we intend to increase our mining rate to progress through high waste zones of the mine plan which is expected to increase our production costs, thereby decreasing our income from operations. As discussed in Note 4 - Stockpiles and Ore On Leach Pads, increases to our production costs or decreases from June 30, 2014 metal price levels could result in, or contribute to, a future write-down of production-related inventories.
Depreciation and amortization
In addition to the increase in gold ounces sold, during 2013, as we expanded our oxide heap leach operations, the amount of plant, equipment, and mine development in service increased, resulting in a significant increase in depreciation and amortization per gold ounce sold. As of June 30, 2014, we had in service an additional $287.1 million (approximately 55%) of plant, equipment, and mine development compared to June 30, 2013, including the North leach pad, two electric rope shovels, the 21,500 gpm Merrill-Crowe plant, and the crushing system. Depreciation and amortization per gold ounce sold for the three and six months ended June 30, 2014 was $309 and $268, respectively, compared to $138 and $139 for the respective periods of 2013. During the first six months of 2014, the average non-cash depreciation and amortization cost per gold ounce on the leach pads increased $41 (or 16%) and we expect this trend to continue during the second half of 2014.
Exploration, development, and land holding
Exploration, development, and land holding totaled $0.7 million and $1.2 million during the second quarters of 2014 and 2013, respectively, and $1.4 million and $2.2 million during the first six months of 2014 and 2013, respectively, consisting of compensation and benefit costs for our exploration employees and land holding and claim maintenance fees. We have no plans for exploration activities at any of our outside properties for the remainder of 2014 and have not employed a statewide exploration workforce since the third quarter of 2013.
General and administrative
General and administrative costs totaled $5.8 million and $8.8 million during the second quarters of 2014 and 2013, respectively, and $12.0 million and $14.7 million during the first six months of 2014 and 2013, respectively. Decreases to our general and administrative costs during the second quarter and first six months of 2014 were attributable to lower employee-related cash compensation and benefit costs from reduced staff levels at our corporate headquarters and lower stock-based compensation costs for employees and directors, offset by increased rent expense for housing facilities.

Gain on dispositions or sales of mineral properties, net
We recorded a $19.5 million gain during the second quarter and first six months of 2014 for the sale of a 75% controlling interest in our Hasbrouck, Three Hills, and Esmeralda County exploration properties. We received $20.0 million of gross proceeds from the sale and the carrying value of the exploration properties sold totaled $0.5 million. For additional detail on this sale, see Note 8 - Mineral Properties, Net to our Notes to Condensed Consolidated Financial Statements.
Loss on assets classified as held for sale and asset dispositions, net
During the second quarter and first six months of 2014 we recorded losses of $4.8 million and $6.0 million, respectively, on assets classified as held for sale and asset dispositions, which primarily resulted from classifying used haul trucks and haul truck components as held for sale and adjusting such assets to fair value.
Interest expense
Interest expense was $11.3 million and $3.2 million during the second quarters of 2014 and 2013, respectively, and $17.1 million and $8.3 million during the first six months of 2014 and 2013, respectively. Interest expense in both periods was primarily related to interest on our May 2012 senior notes (the “Notes”) and capital lease and term loan obligations, reduced for amounts capitalized to our project expenditures. Interest capitalized during the 2014 periods primarily related to the crushing system and decreased from the 2013 periods as fewer expansion projects were ongoing. For additional detail on our recorded interest expense, including amounts capitalized, see Note 10 - Debt to our Notes to Condensed Consolidated Financial Statements.
Other, net
Other, net was a nominal amount of loss during the second quarter and first six months of 2014 compared to losses of $0.4 million and $0.9 million during the second quarter and first six months of 2013, respectively. In each period, other, net included foreign currency transaction gains and losses on the Notes, which were offset by corresponding amounts from the cross currency swap. In the second quarter and first six months of 2013, other, net included losses of $0.5 million and $1.0 million, respectively, for the change in fair value of marketable equity securities received in a 2011 mineral property sale, which were sold in the fourth quarter of 2013. For additional detail on our other income and expense, see Note 12 - Other, Net to our Notes to Condensed Consolidated Financial Statements.
Income tax expense
We recorded income tax expense of $2.3 million and $0.1 million during the second quarters of 2014 and 2013, respectively, and $3.4 million and $2.3 million during the first six months of 2014 and 2013, respectively. Our first six months of 2014 income tax expense included $2.8 million for income taxed at our estimated annual effective rate of approximately 33.9% and $0.6 million for discrete items primarily related to stock-based compensation that were recognized as incurred in the current quarter. Our first six months of 2013 income tax expense was based on an estimated annual effective rate of 15.0%, which differed from the United States statutory tax rate of 35% primarily due to the effects of the percentage depletion deduction. For additional detail on our recorded income tax expense, see Note 13 - Income Tax Expense to our Notes to Condensed Consolidated Financial Statements.
Net income
For the reasons described above, we reported net income of $4.4 million and $4.2 million during the second quarters of 2014 and 2013, respectively, and $4.7 million and $13.0 million during the first six months of 2014 and 2013, respectively.
Other comprehensive income (loss), net of tax
Other comprehensive income (loss), net of tax totaled ($1.4 million) and ($0.6 million) during the second quarters of 2014 and 2013, respectively, and $0.6 million and $1.0 million during the first six months of 2014 and 2013, respectively, and included fair value adjustments to our cash flow hedge instruments, settlements of such hedges, and reclassifications into earnings. For additional detail, see Note 17 - Derivative Instruments to our Notes to Condensed Consolidated Financial Statements.

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
Cash and cash equivalents and liquid assets
We have placed substantially all of our cash and cash equivalents in operating accounts and short-term money market instruments with two, high quality financial institutions, thereby ensuring balances remain readily available. Due to the nature of our operations and the composition of our current assets, our cash and cash equivalents and accounts receivable balances represent substantially all of our liquid assets on hand. In addition to our liquid assets on hand, we have access to additional liquidity under our $75.0 million Third Amended and Restated Credit Agreement (the “Revolver”), the terms of which are discussed in Note 10 - Debt to our Notes to Condensed Consolidated Financial Statements. As of June 30, 2014, we had cash and cash equivalents of $13.6 million, which decreased from the December 31, 2013 balance of $81.5 million due primarily to $67.6 million used to purchase long-lived assets at our Hycroft Mine and $27.6 million used to make principal payments on our capital lease and term loan obligations, which exceeded $20.0 million we received from a mineral property sale and $16.9 million provided by our operating activities. For additional detail on our 2014 cash and cash equivalents activity, see the Sources and uses of cash for the first six months of 2014 and 2013 section below.
At current metal price levels and using our 2014 target adjusted cash costs per ounce1 of $825 to $850, we believe future cash flows from operations, together with our $13.6 million of cash and cash equivalents and $75.0 million Revolver, will allow us to meet our needs for working capital, capital expenditures, debt service, and other liquidity requirements associated with our operations for at least the next 12 months. Our adjusted cash costs per ounce1 for the first six months of 2014 were $807 and we estimate our second half of 2014 adjusted cash costs per ounce1 will approximate $825 to $850, which, when using the June 30, 2014 gold price, equates to our mining operations being capable of generating between $465 to $490 of cash per ounce of gold sold (based on our cost estimates). To protect future per ounce cash margins from changes in metal prices, we may consider hedging a portion of our metal sales over the next six to 18 months with forward sales agreements; however, as of August 4, 2014 had not entered into any such transactions. During the next 12 months, we expect to fulfill any future cash and liquidity needs that exceed our existing cash and cash equivalents balances and cash flow from mining operations by accessing our $75.0 million Revolver, of which $66.0 million was available as of June 30, 2014.

[1]
The term “adjusted cash costs per ounce” is a non-GAAP financial measure. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See the section on “Non-GAAP Financial Measures” in this MD&A for additional information.

Additional sources of liquidity
We believe the following table provides additional insight about items as of June 30, 2014, that we believe may provide us with additional liquidity over the next 12 months (in thousands):

Description	Amount
Cash and cash equivalents	$13,612
Revolving credit agreement(1)	66,000
Accounts receivable(2)	3,079
Inventories(3)	10,454
Ore on leachpads, current(3)	229,421
Assets held for sale(4)	17,776
$340,342
(1) Availability under our Revolver has been reduced for $9.0 million of letters of credit issued to collateralize the cross currency swap. See Note 10 - Debt to our Notes to Condensed Consolidated Financial Statements for additional detail.

(2) Entire Accounts receivable balance is expected to be collected during the next 12 months.
(3) Inventories and Ore on leach pads, current contained approximately 182,415 ounces of gold which are expected to be sold within the next 12 months. Assuming a gold selling price of $1,315.00 per ounce (the June 30, 2014 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from our Inventories and Ore on leach pads, current would provide us with $239.9 million of revenue during the next 12 months.

(4) Assets held for sale totaled $46.6 million and, for the purpose of determining estimates of additional liquidity, have been reduced for any debt and accrued interest that will be repaid at the time of sale. See Note 10 - Debt to our Notes to Condensed Consolidated Financial Statements for additional detail.

Sources and uses of cash for the first six months of 2014 and 2013 (in thousands)

	Six months ended June 30,		Increase (decrease)
	2014	2013	2014 vs. 2013
Net income	$4,708	$13,048	$(8,340)
Net non-cash adjustments	24,932	15,938	8,994
Net change in operating assets and liabilities	(12,719)	(41,911)	29,192
Net cash provided by (used in) operating activities	16,921	(12,925)	29,846
Net cash used in investing activities	(56,327)	(213,784)	157,457
Net cash used in financing activities	(28,452)	126,607	(155,059)
Net decrease in cash and cash equivalents	(67,858)	(100,102)	$32,244
Cash and cash equivalents, beginning of period	81,470	347,047
Cash and cash equivalents, end of period	$13,612	$246,945
Cash provided by (used in) operating activities
Our operating cash flows vary with prices realized from metal sales, sales volumes, production costs, mine plans, working capital changes, and non-cash amounts included in net income. Our operating cash flows are largely impacted by increases in production-related inventories as we have increased our mining rate and expanded our plant and equipment used in our heap leach operations.
During the the first six months of 2014, for the reasons discussed above in the Results of Operations section, our net income and net non-cash adjustments provided $29.6 million of cash. Depreciation and amortization charges included in net income totaled $31.3 million, which reflects the significant non-cash cost component of our production-related inventories and our ability to generate cash from the sale of metals in a low metal price environment. During the first six months of 2014, we used approximately $25.1 million of cash to increase our recoverable gold ounces included in inventories, stockpiles, and ore on leach pads, which was partially offset by other working capital reductions, resulting in a $12.7 million use of cash from the net change in operating assets and liabilities.

Cash used in investing activities
The amount of cash used in investing activities significantly decreased in the first six months of 2014 compared to the same period of 2013 as fewer expansion projects were ongoing at the Hycroft Mine. During the first six months of 2014 cash additions to plant, equipment, and mine development totaled $67.6 million and included $31.9 million for mill components, $19.1 million for the crushing facility, $10.0 million for Merrill-Crowe additions, and $6.6 million for other additions. We received $20.0 million of gross proceeds from the second quarter 2014 sale of a 75% controlling interest in our Hasbrouck, Three Hills, and Esmeralda County exploration properties which was offset by an $8.7 million net increase to our restricted cash balances as our Revolver requires us to maintain $10.0 million in restricted deposit accounts with the Revolver lenders. For additional detail on our restricted cash balances and mineral property sale, see Note 6 - Restricted Cash and Note 8 - Mineral Properties, Net to our Notes to Condensed Consolidated Financial Statements.
During the first six months of 2013 cash additions to plant, equipment, and mine development totaled $204.4 million and included $82.4 million for the crushing facility, $32.8 million for the mill project, $22.3 million for mine equipment, $20.6 million for leach pad expansions, $15.0 million for mine development, $13.8 million for processing upgrades, $12.6 million for an employee housing project, and $4.9 million for other additions. Additionally, during the first six months 2013 we increased our restricted cash balances by $9.4 million to satisfy financial assurance requirements for our expanding mine operations and surface disturbances at our Hycroft Mine.
Cash provided by financing activities
During the first six months of 2014 and 2013, our principal repayments on capital lease and term loan obligations totaled $27.6 million and $15.1 million, respectively. During the first six months of 2013 we completed a public offering for gross proceeds of $150.5 million and paid fees, commissions, and related offering costs of $8.3 million.
Future capital and cash requirements
Capital expenditures for the second half of 2014 are expected to total approximately $20.0 million, decreasing significantly from the $67.6 million spent during the first half of 2014. Using current metal price levels and our second half of 2014 adjusted cash costs per ounce1 estimates of $825 to $850, we expect our future net cash used in investing and financing activities during the next 12 months to approximate, or be slightly greater than, cash flows provided by operating activities during the same period. Our primary future cash requirements will be to fund our purchase obligations and sustaining capital expenditures for the Hycroft Mine, make scheduled semi-annual interest payments on the Notes, and make scheduled principal and interest payments on our capital lease and term loan obligations. See the Contractual Obligations table below for additional detail on the timing and amounts of our future cash requirements.
As discussed throughout this Liquidity and Capital Resources section, we believe that we have sufficient resources to fund our operations, remaining expansion project obligations, and other contractual obligations for at least the next 12 months. We do, however, continually evaluate financing options that may improve our current liquidity and financial condition, are attainable on favorable and reasonable terms, and are permissible under our existing debt agreements. This may include, but is not limited to, the issuance of various forms of equity and/or debt securities or other instruments, arrangements such as joint ventures, and the sale of assets or mineral properties.
The following table provides our gross contractual cash obligations as of June 30, 2014, which are grouped in the same manner as they are classified in the Condensed Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information (in thousands):

[1]
The term “adjusted cash costs per ounce” is a non-GAAP financial measure. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See the section on “Non-GAAP Financial Measures” in this MD&A for additional information.

	Total	Payments Due by Period
		Less than	1 – 3	3 – 5	More than
Contractual obligations		1 year	Years	Years	5 Years
Operating activities:
Interest related to debt (1)	$186,099	$41,018	$75,261	$69,422	$398
Property and claim maintenance fees (2)	13,596	748	4,707	2,398	5,743
Remediation and reclamation expenditures (3)	37,696	20	—	40	37,636
Temporary housing and space rental costs(4)	4,520	2,565	1,955	—	—
Investing activities:
Purchase obligations for plant and equipment(5)	12,827	12,827	—	—	—
Financing activities:
Repayments of principal on debt(1)(6)	595,381	73,331	83,642	427,783	10,625
	$850,119	$130,509	$165,565	$499,643	$54,402

(1)
Interest related to debt does not include amortization of debt issuance costs or Revolver standby fees. Interest and principal payments are adjusted for the effect of the cross currency swap agreement. For additional information see Note 10 - Debt to our Notes to Condensed Consolidated Financial Statements.

(2)
Includes Hycroft Mine property and county claim fees and a 4% net profits royalty on Crofoot claims at the Hycroft Mine. For additional information on our 4% net profits royalty see Note 19 - Commitments and Contingencies to our Notes to Condensed Consolidated Financial Statements.

(3)
Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. As shown in Note 6 - Restricted Cash to our Notes to Condensed Consolidated Financial Statements, this obligation was collateralized with $39.9 million of restricted cash.

(4)
Temporary housing and space rental costs are related to lodging for employees, contractors, and consultants. For additional information see Note 19 - Commitments and Contingencies to our Notes to Condensed Consolidated Financial Statements.

(5)
Purchase obligations are not recorded in the Consolidated Financial Statements. The amounts shown above represent certain purchase obligations which we cannot cancel. For additional information see Note 19 - Commitments and Contingencies to our Notes to Condensed Consolidated Financial Statements.

(6)
Included in the “Less than 1 year” column is $27.8 million of debt which will be repaid concurrent with the sale of the components of the third electric rope shovel, three production drills, and four used haul trucks which are classified as held for sale.

Debt covenants
We were in compliance with all debt covenants as of June 30, 2014. For additional information on our debt agreements, debt covenants, outstanding borrowings, and interest expense, see Note 10 - Debt to our Notes to Condensed Consolidated Financial Statements or the Debt covenants section included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 - Debt to our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.
Non-GAAP Financial Measures
Adjusted Cash Costs per Ounce
Adjusted cash costs per ounce is a non-GAAP financial measure, calculated on a per ounce of gold sold basis, and includes all direct and indirect operating cash costs related to the physical activities of producing gold, including mining, processing, cash portions of production costs written-down, the effective portion of any cash flow hedges, third party refining expenses, on-site administrative and support costs, royalties, and mining production taxes, net of revenue earned from silver sales. Because we are a primary gold producer and our operations focus on maximizing profits and cash flows from the extraction and sale of gold, we believe that silver revenue is peripheral and not material to our key performance measures or our Hycroft Mine operating segment and, as such, adjusted cash costs per ounce is reduced by the benefit received from silver sales.
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
The table below presents a reconciliation between non-GAAP adjusted cash costs, which is the numerator used to calculate non-GAAP adjusted cash costs per ounce, to Production costs (GAAP) for the three and six months ended June 30, 2014 and 2013 (in thousands, except ounces sold):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Production costs	$55,367	$35,236	$111,725	$57,038
Less: Silver revenues - Note 11	(9,410)	(3,052)	(17,702)	(8,270)
Total adjusted cash costs	$45,957	$32,184	$94,023	$48,768
Gold ounces sold - Note 11	57,050	41,512	116,520	68,768
Adjusted cash costs per ounce	$806	$775	$807	$709
Off-balance sheet arrangements
As of June 30, 2014, our off-balance sheet arrangements consisted of operating lease agreements, purchase obligations, royalty agreements, and outstanding letters of credit issued under the Revolver. For additional detail see the Capital requirements section above and Note 10 - Debt and Note 19 - Commitments and Contingencies to our Notes to Condensed Consolidated Financial Statements.
Accounting Developments
For a discussion of any recently issued and/or recently adopted accounting pronouncements, see Note 1 - Basis of Presentation and Note 2 - Accounting Pronouncements to our Notes to Condensed Consolidated Financial Statements.
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
Cautionary Statement Regarding Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the SEC, all as may be amended from time to time. All statements, other than statements of historical fact, included herein or incorporated by reference, that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements, including but not limited to such things as:

•	our future business strategy, plans and goals;

•	future gold and silver prices;

•	our estimated future capital expenditures, construction, and other cash needs and expectations as to the funding or timing thereof;

•	our anticipated liquidity, cash flows, cash operating costs and adjusted cash costs;

•	the availability, terms and costs related to future borrowing, debt repayment, equity funding, and other financing issues;

•	our expectations regarding the growth of our business and our estimates of mineral reserves and other mineralized material;

•	the timing and economic potential of the transitional and sulfide mineralization and milling project at the Hycroft Mine;

•	the anticipated results of the exploration drilling programs at our properties;

•	the projected amounts of our future costs and expenses;

•	our expectations regarding gold and silver recovery;

•	our estimated future production, cost of production, sales and cost of sales;

•	our plans and expectations regarding the use of the crushing system, the crushing system’s impact on our operations, and permanent and temporary corrections and modifications of the crushing system;

•	our plans and expectations regarding the development of our properties, including with respect to the Hycroft Mine; and

•	our plans and expectations regarding the sale of certain assets, including with respect to mineral properties and certain assets held for sale.

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “project”, “target”, “budget”, “may”, “can”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or negatives of these terms or other variations of these terms or comparable language or any discussion of strategy or intentions identify forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefit of the “safe harbor” provisions of such laws. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results, performance or achievements to differ materially from those in the forward-looking statements include, but are not limited to:

•	volatile market prices of gold and silver;

•	our intention or future decisions whether or not to use forward-sale arrangements;

•	our ability to raise additional capital on favorable terms or at all;

•	risks associated with our substantial level of indebtedness;

•	risks related to fluctuations in foreign exchange rates;

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
There have been no material changes in our market risks during the three and six months ended June 30, 2014. For additional information on our market risks, see Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk in of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Allied Nevada management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of June 30, 2014. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide such reasonable assurance.
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
Changes in Internal Control Over Financial Reporting
Our system of internal control is based on the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). During the six months ended June 30, 2014, we transitioned our system of internal control from COSO’s 1992 Framework to COSO’s more recently issued 2013 Integrated Framework, which we believe enhances our internal controls over financial reporting. Our transition to COSO’s 2013 Integrated Framework was not in response to a deficiency in our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time we are involved in various legal actions related to our business, some of which purport to be class action lawsuits. We do not believe, based on currently available information, that contingencies related to any pending or threatened legal matter will have a material adverse effect on our financial statements, although a contingency could be material to our results of operations or cash flows for a particular period depending on our results of operations and cash flows for such period. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

Material Contracts.
10.1†
Purchase and Sale Agreement, dated April 22, 2014, between WK Mining (USA) Ltd. and Allied VNC Inc. and Hasbrouck Production Company LLC (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated April 22, 2014 and filed with the SEC on April 23, 2014).

10.2†*
Allied Nevada Gold Corp. Performance and Incentive Pay Plan, effective May 1, 2014 (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated May 1, 2014 and filed with the SEC on May 5, 2014).

10.3†
Third Amended and Restated Credit Agreement, dated as of May 8, 2014 between Allied Nevada Gold Corp., The Bank of Nova Scotia, and Wells Fargo Bank (National Association) (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated May 8, 2014 and filed with the SEC on May 9, 2014).

10.4*	Form of Performance and Incentive Pay Plan Grant Letter under the Allied Nevada Gold Corp. Performance and Incentive Pay Plan.

Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Section 1350 Certifications.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Mine Safety Disclosure Exhibits.
95.1	Mine Safety Disclosures

Interactive Data File.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

†	Not filed herewith, but incorporated herein by reference.
*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED NEVADA GOLD CORP. (Registrant)

Date:	August 4, 2014	By:	/s/ Randy E. Buffington
Randy E. Buffington President and Chief Executive Officer

Date:	August 4, 2014	By:	/s/ Stephen M. Jones
Stephen M. Jones Executive Vice President and Chief Financial Officer