Form 10-Q
period 2014-09-30
Allied Nevada Gold Corp.
filed 2014-11-03
CIK 1376610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
On October 31, 2014, there were 104,438,336 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ALLIED NEVADA GOLD CORP.
FORM 10-Q
For the Quarter Ended September 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ALLIED NEVADA GOLD CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars in thousands)

	(Unaudited)
	September 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$5,799	$81,470
Accounts receivable	1,804	8,227
Inventories - Note 3	23,726	26,410
Ore on leachpads, current - Note 4	188,263	206,504
Prepaids and other - Note 5	6,652	10,857
Assets held for sale	45,564	47,357
Deferred tax assets, current	31,159	22,943
Current assets	302,967	403,768
Restricted cash - Note 6	48,140	41,215
Stockpiles and ore on leachpads, non-current - Note 4	121,724	116,192
Other assets, non-current - Note 5	11,913	12,682
Plant, equipment, and mine development, net - Note 7	864,745	890,271
Mineral properties, net - Note 8	45,030	48,473
Total assets	$1,394,519	$1,512,601
Liabilities:
Accounts payable	$38,745	$67,958
Interest payable	12,481	3,402
Other liabilities, current - Note 9	7,159	8,512
Debt, current - Note 10	71,157	76,226
Asset retirement obligation, current	20	20
Current liabilities	129,562	156,118
Other liabilities, non-current - Note 9	41,498	22,735
Debt, non-current - Note 10	472,165	522,427
Asset retirement obligation, non-current	16,161	15,344
Deferred tax liabilities, non-current	8,225	18,928
Total liabilities	667,611	735,552
Commitments and Contingencies - Note 20
Stockholders’ Equity:
Common stock, $0.001 par value
Shares authorized: 200,000,000
Shares issued and outstanding: 104,438,336 and 104,043,169, respectively	104	104
Additional paid-in-capital	754,991	750,119
Accumulated other comprehensive income - Note 18	4,367	1,674
(Accumulated deficit) retained earnings	(32,554)	25,152
Total stockholders’ equity	726,908	777,049
Total liabilities and stockholders’ equity	$1,394,519	$1,512,601
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME (Unaudited)
(US dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue - Note 11	$76,912	$76,741	$245,560	$184,929
Operating expenses:
Production costs	55,071	51,775	166,796	108,813
Depreciation and amortization	16,308	9,607	47,573	19,194
Write-down of production inventories - Note 4	70,690	—	70,690	—
Total cost of sales	142,069	61,382	285,059	128,007
Exploration, development, and land holding	619	940	2,013	3,106
Accretion	273	165	818	494
General and administrative	5,290	3,675	17,284	15,481
Loss (gain) on dispositions or sales of mineral properties, net - Note 8	2,679	1,441	(16,801)	1,441
Loss on assets classified as held for sale and asset dispositions, net	897	298	6,876	298
Separation and severance costs - Note 12	—	3,011	—	5,933
(Loss) income from operations	(74,915)	5,829	(49,689)	30,169
Other income (expense):
Interest income	3	77	18	315
Interest expense - Note 10	(11,358)	(5,361)	(28,474)	(13,683)
Other, net - Note 13	18	343	(20)	(558)
(Loss) income before income taxes	(86,252)	888	(78,165)	16,243
Income tax benefit - Note 14	23,838	4,083	20,459	1,776
Net (loss) income	(62,414)	4,971	(57,706)	18,019
Other comprehensive income (loss), net of tax
Change in fair value of effective portion of cash flow hedge instruments, net of tax - Note 18	2,157	2,470	3,002	3,596
Settlements of cash flow hedges, net of tax - Note 18	(12,001)	5,941	(13,346)	(8,055)
Reclassifications into earnings, net of tax - Note 18	11,925	(5,913)	13,037	7,951
Other comprehensive income, net of tax	2,081	2,498	2,693	3,492
Comprehensive (loss) income	$(60,333)	$7,469	$(55,013)	$21,511
(Loss) income per share:
Basic - Note 15	$(0.60)	$0.05	$(0.55)	$0.19
Diluted - Note 15	$(0.60)	$0.05	$(0.55)	$0.18
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(US dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cash flows from operating activities:
Net (loss) income	$(62,414)	$4,971	$(57,706)	$18,019
Adjustments to reconcile net (loss) income for the period to net cash provided by (used in) operating activities:
Depreciation and amortization	16,308	9,607	47,573	19,194
Accretion	273	165	818	494
Loss (gain) on dispositions or sales of mineral properties, net - Note 8	2,679	1,441	(16,801)	1,441
Loss on assets classified as held for sale and asset dispositions, net	897	298	6,876	298
Stock-based compensation - Note 16	1,628	1,217	4,872	5,305
Deferred taxes	(23,747)	(3,097)	(20,368)	(2,145)
Write-down of production inventories - Note 4	16,005	—	16,005	—
Other non-cash items	—	(291)	—	677
Changes in operating assets and liabilities:
Accounts receivable	1,275	348	6,423	49,541
Materials and supplies inventories	(1,206)	(1,052)	1,653	(6,498)
Production-related inventories	36,335	(23,640)	11,255	(100,565)
Prepaids and other	452	(2,968)	5,772	(5,870)
Assets held for sale	115	—	4,522	—
Accounts payable	10,109	11,313	4,663	(805)
Interest payable	8,644	8,452	9,079	8,452
Other liabilities	(2,133)	(260)	(2,495)	(1,226)
Asset retirement obligation	—	(3)	—	(31)
Net cash provided by (used in) operating activities	5,220	6,501	22,141	(13,719)
Cash flows from investing activities:
Additions to plant, equipment, and mine development	(6,304)	(88,208)	(73,918)	(285,286)
Proceeds from mineral property sale - Note 8	—	—	20,000	—
Decreases (increases) in restricted cash - Note 6	1,793	—	(6,925)	(9,375)
Additions to mineral properties	—	—	—	(51)
Proceeds from other investing activities	45	100	50	115
Net cash used in investing activities	(4,466)	(88,108)	(60,793)	(294,597)
Cash flows from financing activities:
Repayments of principal on capital lease and term loan obligations	(13,540)	(10,412)	(41,132)	(25,540)
Proceeds from revolving credit agreement borrowings	5,000	—	5,000	—
Payments of debt issuance costs	(27)	(251)	(887)	(1,263)
Proceeds from issuance of common stock	—	—	—	151,071
Payments of share issuance costs	—	(219)	—	(8,543)
Net cash (used in) provided by financing activities	(8,567)	(10,882)	(37,019)	115,725
Net decrease in cash and cash equivalents	(7,813)	(92,489)	(75,671)	(192,591)
Cash and cash equivalents, beginning of period	13,612	246,945	81,470	347,047
Cash and cash equivalents, end of period	$5,799	$154,456	$5,799	$154,456
Supplemental cash flow disclosures:
Cash paid for interest	$2,205	$2,746	$23,897	$23,315
Significant non-cash financing and investing activities:
Mining equipment acquired through debt financing	—	26,867	—	131,490
Accounts payable reduction through capital lease	—	—	—	2,560
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(US dollars in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2014	104,043,169	$104	$750,119	$1,674	$25,152	$777,049
Stock-based compensation and share issuances under RSU Plan	382,667	—	4,006	—	—	4,006
Stock-based compensation under DSU Plan	—	—	662	—	—	662
Stock-based compensation under PIP Plan	12,500	—	204	—	—	204
Other comprehensive income - Note 18	—	—	—	2,693	—	2,693
Net loss	—	—	—	—	(57,706)	(57,706)
Balance, September 30, 2014	104,438,336	$104	$754,991	$4,367	$(32,554)	$726,908
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
Reclassifications
Certain reclassifications have been made to the prior period Condensed Consolidated Financial Statements to conform to the current period presentation. During the three and nine months ended September 30, 2013, the Company reclassified a $1.4 million loss on disposal of mineral properties from Other, net to Loss (gain) on dispositions or sales of mineral properties, net and a $0.3 million loss on equipment held for sale from Other, net to Loss on assets classified as held for sale and asset dispositions, net. These reclassifications had no effect on previously reported assets, liabilities, cash flows, or net income.
2. Accounting Pronouncements
Recently Issued
In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of a Component of an Entity.” ASU 2014-08 changes the criteria for reporting discontinued operations and requires new disclosures for discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014, which for the Company means the first quarter of the year ending December 31, 2015. Other than the additional presentation and disclosure requirements, the adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.
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

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern.” ASU 2014-15 requires management to assess, at each interim and annual reporting period, whether substantial doubt exists about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and, when necessary, provide related footnote disclosures. Management’s assessment should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, which for the Company means the year ending December 31, 2016; however, early adoption is permitted. Other than the additional presentation and disclosure requirements, the adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.
3. Inventories
The following table provides the components of inventories and the estimated recoverable gold ounces therein (in thousands, except ounces):

	September 30, 2014		December 31, 2013
	Amount	Gold ounces	Amount	Gold ounces
Materials and supplies	$16,349		$18,002
Merrill-Crowe in-process	4,794	3,490	6,322	5,662
Carbon column in-process	867	655	859	724
Doré finished goods	1,716	1,258	1,227	1,106
	$23,726	5,403	$26,410	7,492
As of September 30, 2014 and December 31, 2013, production-related Inventories included $1.7 million and $1.6 million, respectively, of capitalized non-cash depreciation and amortization costs.
4. Stockpiles and Ore On Leach Pads
The following table summarizes stockpiles and ore on leach pads and the estimated recoverable gold ounces therein (in thousands, except ounces):

	September 30, 2014		December 31, 2013
	Amount	Gold ounces	Amount	Gold ounces
Current:
Ore on leach pads	$188,263	163,962	$206,504	180,919
Non-current:
Ore on leach pads	$80,684	70,269	$88,501	77,537
Stockpiles	41,040	79,014	27,691	61,771
	$121,724	149,283	$116,192	139,308
As of September 30, 2014 and December 31, 2013, Ore on leach pads, current and non-current included $60.9 million and $65.6 million, respectively, of capitalized non-cash depreciation and amortization costs. As of September 30, 2014 and December 31, 2013, Stockpiles included $7.3 million and $4.8 million, respectively, of capitalized non-cash depreciation and amortization costs.
The period-end market value of the Company’s production-related inventories is determined in part by using period-end London Bullion Market Association (“LBMA”) prices per gold and silver ounce and is highly sensitive to these inputs. At September 30, 2014, the period-end LBMA price per gold ounce was $1,216.50 and the price per silver ounce was $17.11. Due to metal price levels at September 30, 2014 and an increase in per gold ounce production costs during the three months ended September 30, 2014, the Company’s application of its lower of cost or market accounting policy resulted in a $70.7 million write-down of Ore on leach pads. The Company’s $70.7 million write-down of Ore on leach pads consisted of $16.0 million of allocated depreciation and amortization costs and $54.7 million of previously incurred cash production costs.
Further declines from September 30, 2014 metal price levels and/or future production costs per gold ounce greater than the September 30, 2014 carrying value per gold ounce included in Ore on leach pads could result in, or contribute to, additional future write-downs of production-related inventories. The write-down during the three months ended September 30, 2014 resulted solely from the Company’s application of its lower of cost or market accounting policy and was unrelated to any metallurgical balancing analytics or changes to recovery rates.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Prepaids and Other Assets
The following table provides the components of prepaids and other assets (in thousands):

	September 30, 2014	December 31, 2013
Prepaids and other
Prepaids	$4,734	$6,083
Deposits	1,224	1,685
Federal income taxes receivable	605	2,914
Other	89	175
	$6,652	$10,857
Other assets, non-current
Debt issuance costs, net	$11,048	$12,208
Reclamation policy premium, net	385	474
Cash collateral for cross currency swap - Note 10	480	—
	$11,913	$12,682

6. Restricted Cash
The following table provides the components of restricted cash (in thousands):

Obligation collateralized	September 30, 2014	December 31, 2013
Asset retirement obligation surety bonds	$38,140	$41,215
Revolving credit agreement - Note 10	10,000	—
	$48,140	$41,215
7. Plant, Equipment, and Mine Development, Net
The following table provides the components of plant, equipment, and mine development, net (in thousands):

	Depreciable life or method	September 30, 2014	December 31, 2013
Mine equipment	5 - 7 years	$298,026	$312,425
Process equipment	Units-of-production	274,757	60,875
Mine development	Units-of-production	126,197	120,038
Leach pads	Units-of-production	81,446	78,737
Buildings and leasehold improvements	10 years	25,640	25,083
Furniture, fixtures, and office equipment	2 - 3 years	4,417	4,236
Vehicles	3 - 5 years	2,943	2,943
Construction in progress and other		240,342	421,117
		1,053,768	1,025,454
Less: accumulated depreciation and amortization		(189,023)	(135,183)
		$864,745	$890,271
During the second quarter of 2014, the Company placed the crushing system (process equipment) into service.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Mineral Properties, Net
The table below is a summary of the Company’s gains and losses on dispositions and sales of mineral properties (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Loss on dispositions of early-stage exploration properties	$(2,679)	$(1,441)	$(2,679)	$(1,441)
Gain on sale of a 75% controlling interest in the Hasbrouck, Three Hills, and Esmeralda County properties	—	—	19,480	—
	$(2,679)	$(1,441)	$16,801	$(1,441)
From time to time, the Company performs reviews of its early-stage exploration properties, which are properties having no defined mineralized material. If the Company determines that abandonment of any properties is appropriate, the book value is written-off and a loss is recognized.
On April 22, 2014, the Company entered into a Purchase and Sale Agreement and sold a 75% controlling interest in the Hasbrouck, Three Hills, and Esmeralda County exploration properties (the “Properties”) to West Kirkland Mining, Inc. (“WKM”) for $20.0 million. The carrying value of the Properties sold to WKM was $0.5 million, resulting in the recognition of a $19.5 million gain during the nine months ended September 30, 2014.
9. Other Liabilities
The following table summarizes the components of other liabilities, current and non-current (in thousands):

	September 30, 2014	December 31, 2013
Other liabilities, current
Accrued compensation	$5,333	$3,587
Derivative instruments - Note 18	1,685	669
Capital expenditure retentions	—	4,256
Other	141	—
	$7,159	$8,512
Other liabilities, non-current
Derivative instruments - Note 18	$35,296	$21,730
Accounts payable	5,188	—
Deferred royalty income	958	953
Other	56	52
	$41,498	$22,735

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Debt
The following table summarizes the components of debt (in thousands):

	September 30, 2014		December 31, 2013
Debt, current:
Capital lease and term loan obligations	$53,366	(1)	$58,435	(1)
Term and Security Deposit loan	17,791	(2)	17,791	(2)
	$71,157		$76,226
Debt, non-current:
Capital lease and term loan obligations	$110,284		$146,347
Revolving Credit Agreement	5,000		—
8.75% Senior Notes due June 2019 (3)	356,881		376,080
	$472,165		$522,427
(1) Includes borrowings of $8.9 million and $5.7 million as of September 30, 2014 and December 31, 2013, respectively, for mine equipment included in Assets held for sale.
(2) Entire borrowing is attributable to the third rope shovel which is included in Assets held for sale.
(3) Effective interest rate of 8.375% after cross currency swap. See Note 18 - Derivative Instruments for additional detail.
Senior Notes
In May 2012, the Company issued CDN $400.0 million of uncollateralized senior notes (the “Notes”). The Notes are denominated in Canadian dollars, pay interest semi-annually at the rate of 8.75% per annum, and mature in June 2019. Concurrent with the issuance of the Notes, the Company entered into a cross currency swap agreement based upon a notional amount of $400.4 million, which equaled the gross proceeds to the Company from the issuance, which fixed the interest rate at 8.375% as further described in Note 18 - Derivative Instruments. The Notes balance was $356.9 million based upon the U.S. dollar to Canadian dollar exchange rate on September 30, 2014. The Notes are guaranteed by most of the Company’s currently wholly-owned subsidiaries, including Hycroft Resources & Development Inc., which owns the Hycroft Mine and conducts mining operations.
 Capital Lease and Term Loan Obligations
The Company’s capital lease and term loan obligations are for the purchase of mining equipment, bear interest at rates between 4% - 7% per annum, and primarily carry 60 - 84-month terms. The following is a summary of the future minimum payments under the Company’s capital lease and term loan obligations as of September 30, 2014 (in thousands):

Fiscal Year	Minimum Lease Payments
2014	$22,499	(1)
2015	49,898
2016	47,392
2017	32,941
2018	11,885
Thereafter	15,421
Less: interest	(16,386)
Net minimum capital lease payments	163,650
Less: current portion	(53,366)
Non-current portion	$110,284
(1) Includes principal of $8.9 million for mine equipment included in Assets held for sale.

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
During 2013, the Company commissioned two (of the three) electric rope shovels and, as such, amounts borrowed for these two shovels are included in capital lease and term loan obligations. Costs for the third electric rope shovel are included in Assets held for sale at September 30, 2014 and, as such, related amounts borrowed under the Loan Agreement are included in Debt, current as repayment will occur when the components of the third shovel are sold, which the Company believes will happen within the next twelve months. Advances for security deposits under the Loan Agreement bear an interest rate determined by an applicable rate plus the three month LIBOR, which approximated 4.7% at September 30, 2014. The two executed term loan obligations for the commissioned shovels carry seven year terms and bear interest at a fixed rate of approximately 6%.
Revolving Credit Agreement
In May 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Revolver”) which amended and restated the December 2013 Second Amended and Restated Credit Agreement (the “Previous Revolver”). The aggregate amount available to the Company under the Revolver is determined by a Borrowing Base (as defined in the Revolver) that makes up to $75.0 million available (an increase from the $40.0 million available under the Previous Revolver) to the Company depending upon 80% of the net realizable value of the gold and silver in the Company’s ore on leach pads, in-process, and finished goods inventories less estimated remaining processing and selling costs. As of September 30, 2014, the full $75.0 million was available under the Revolver, which was reduced by $11.4 million for financial letters of credit issued to collateralize the cross currency swap (discussed in the following paragraph) and $5.0 million in outstanding cash borrowings, resulting in remaining availability of $58.6 million.
Borrowings under the Revolver bear interest per annum at either LIBOR plus 4.5% or at an Alternate Base Rate, as defined in the Revolver, plus 3.5%. Financial letters of credit and non-financial letters of credit bear interest per annum at 4.50% and 2.70%, respectively. The Revolver is collateralized by substantially all of the Company’s assets and matures on April 30, 2016.
In December 2013, when the Company entered into the Previous Revolver, which amended and restated the October 2012 Amended and Restated Credit Agreement (the “2012 Revolver”), two lenders under the 2012 Revolver exited the credit facility. These two lenders are holders of a portion of the Notes cross currency swap which, in December 2013, ceased being collateralized by the security they held as lenders to the 2012 Revolver. As a result, the Company is required to fully collateralize any mark-to-market liability position for 22% of the cross currency swap, which is the portion held by these two lenders, with cash, letters of credit, or a combination of the two. As of September 30, 2014, the Company had remitted $0.5 million of cash and issued $11.4 million of financial letters of credit to collateralize the mark-to-market liability position of 22% of the cross currency swap.
Debt Covenants
The Company’s debt agreements contain representations and warranties, events of default, and covenants that are customary for agreements of these types. The Company’s Notes contain provisions that, among other things, restrict or limit the ability of the Company to redeem the Notes, incur or guarantee additional debt, pay dividends, and consolidate, merge or sell all or substantially all of the Company’s assets. The Company’s Revolver and certain capital lease obligations contain financial covenants related to Tangible Net Worth, Minimum Current Ratio, Minimum Reserve Tail, and Cash and Cash Equivalents balances, as such terms are defined in the Revolver. The Company is required to maintain a Tangible Net Worth of $437.0 million plus 25% of positive net income for each quarter ending after September 30, 2013, a Minimum Current Ratio of 1.25:1.0, and Cash and Cash Equivalents of $10.0 million in deposit accounts with the Revolver lenders which are restricted from use by the Company for the full term of the Revolver. The Minimum Reserve Tail covenant requires that at all times the Company will maintain more than 600,000 gold equivalent recoverable ounces in its heap leach reserves after maturity of the Revolver. The Company was in compliance with all debt covenants as of September 30, 2014.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest Expense
The following table summarizes the components of interest expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
8.75% Senior Notes due June 2019 (1)	$8,452	$8,452	$25,081	$25,219
Capital lease and term loan obligations	2,124	1,989	5,943	5,441
Amortization of debt issuance costs	740	664	2,047	1,909
Revolver interest and standby fees	341	385	858	1,010
Term and Security Deposit loan	226	755	671	1,105
Other interest expense	141	368	424	592
Capitalized interest	(666)	(7,252)	(6,550)	(21,593)
	$11,358	$5,361	$28,474	$13,683
(1) Effective interest rate of 8.375% after cross currency swap. See Note 18 - Derivative Instruments for additional detail.
11. Revenue
The table below is a summary of the Company’s gold and silver revenue (in thousands, except ounces sold):

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
	Amount	Ounces sold	Amount	Ounces sold	Amount	Ounces sold	Amount	Ounces sold
Gold	$66,511	52,176	$72,649	52,713	$217,458	168,696	$172,567	121,481
Silver	10,401	535,407	4,092	184,082	28,102	1,416,473	12,362	505,151
	$76,912		$76,741		$245,560		$184,929
12. Separation and Severance Costs
The tables below summarize the Company’s separation and severance costs by type of cost and the reportable segment to which they relate (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Type of cost	2014	2013	2014	2013
One time, cash payments	$—	$3,011	$—	$4,809
Stock-based compensation costs from continued vesting	—	—	—	1,124
	$—	$3,011	$—	$5,933

	Three months ended September 30,		Nine months ended September 30,
Reportable segment	2014	2013	2014	2013
Hycroft Mine	$—	$1,860	$—	$1,860
Exploration	—	381	—	405
Corporate and Other	—	770	—	3,668
	$—	$3,011	$—	$5,933

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

13. Other, Net
The table below is a summary of the Company’s other income and expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Foreign currency transaction gain (loss) on Notes - Note 18	$17,800	$(8,400)	$19,200	13,120
Reclassification of (loss) gain into earnings from Accumulated other comprehensive income for cross currency swap - Note 18	(17,800)	8,400	(19,200)	(13,120)
Gain (loss) on marketable equity securities	—	290	—	(677)
Other	18	53	(20)	119
	$18	$343	$(20)	$(558)
14. Income Tax Benefit
For the nine months ended September 30, 2014, the Company recorded income tax benefit of approximately $20.5 million which included a $23.7 million income tax benefit from loss based on an estimated annual effective rate of approximately 30.3% and $3.2 million of additional income tax expense for discrete items primarily related to stock-based compensation and return to provision adjustments that were recognized as incurred in the current quarter. The estimated annual effective tax rate varied from the United States statutory tax rate of 35% primarily due to an increase in valuation allowance established against deferred tax assets expected to be generated in the current year.
For the nine months ended September 30, 2013, the Company recorded income tax benefit of approximately $1.8 million based on an estimated annual effective rate of 10.0%. The estimated annual effective tax rate varied from the United States statutory tax rate of 35% primarily due to the effects of the percentage depletion deduction.
Historically, the Company has not been subject to state or foreign income taxes as all of the Company’s operations and properties are located within Nevada, which does not impose a state income tax. As necessary, the Company provides a reserve against the benefits of uncertain tax positions taken in its tax filings that are not more likely than not to be sustained upon examination. Based on the weight of available evidence, the Company does not believe it has taken any uncertain tax positions that require the establishment of a reserve. The Company has not recorded any interest or penalties related to income tax liabilities as of September 30, 2014.
15. (Loss) Income Per Share
The following table sets forth the computation of basic and diluted (loss) income per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net (loss) income available to common stockholders:	$(62,414)	$4,971	$(57,706)	$18,019
Weighted average common shares:
Basic	104,852	104,416	104,728	97,297
Effect of shares granted under the:
Restricted Share Unit Plan	—	1,045	—	988
Deferred Phantom Unit Plan	—	248	—	248
Deferred Share Unit Plan	—	130	—	97
2007 Stock Option Plan	—	83	—	319
Diluted	104,852	105,922	104,728	98,949
(Loss) income per share:
Basic	$(0.60)	$0.05	$(0.55)	$0.19
Diluted	$(0.60)	$0.05	$(0.55)	$0.18

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three and nine months ended September 30, 2014, the Company’s basic average common shares and diluted average common shares were the same because the effects of potential shares of common stock was anti-dilutive due to the Company’s net loss. Had the Company generated net income, during the three and nine months ended September 30, 2014, the effects from 1,833,828 restricted share units, 380,560 deferred share units, and 248,136 deferred phantom units would have been included in the diluted average common shares calculation.
16. Stock-Based Compensation
As of September 30, 2014, the Company’s stock-based compensation plans included the Deferred Phantom Unit Plan, the Deferred Share Unit Plan, and the Performance and Incentive Pay Plan (the “PIP Plan”).
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
The following tables summarize the Company’s stock-based compensation cost and unrecognized stock-based compensation cost by plan (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Stock-based compensation cost by plan	2014	2013	2014	2013
Restricted Share Unit	$1,289	$1,005	$4,006	$4,568
Performance and Incentive Pay	139	—	204	—
Deferred Share Unit	200	212	662	737
	$1,628	$1,217	$4,872	$5,305

	September 30,
Unrecognized stock-based compensation cost by plan	2014	2013
Restricted Share Unit	$8,211	$12,115
Performance and Incentive Pay	818	—
Deferred Share Unit	400	525
	$9,429	$12,640
The following table summarizes awards and activity of the Company’s stock-based compensation plans:

	Nine months ended September 30, 2014
	Restricted Share Unit	Performance and Incentive Pay	Deferred Share Unit	2007 Stock Option	Deferred Phantom Unit
Outstanding on January 1,	1,630,145	—	134,408	500,000	248,136
Granted	1,003,800	378,790	246,152	—	—
Issued/exercised	(382,667)	(12,500)	—	—	—
Canceled/forfeited	(225,205)	(63,419)	—	—	—
Outstanding, end of period	2,026,073	302,871	380,560	500,000	248,136
Vested and unissued/exercisable, end of period	495,116	—	257,484	500,000	248,136
All awards granted under the PIP Plan have been in the form of restricted stock units.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

17. Fair Value Measurements
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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Certain financial instruments, including cash and equivalents, accounts receivable, prepaids and other, accounts payable, and other liabilities, are carried at cost, which approximates fair value due to the short-term nature of these instruments. There were no changes to the Company’s valuation techniques and no transfers in or out of Levels 1 or 2 during the three and nine months ended September 30, 2014.
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands).

Assets	September 30, 2014	December 31, 2013	Input Hierarchy Level
Assets held for sale	$45,564	$47,357	Level 2

Liabilities
Derivative instruments:
Cross currency swap - Note 18	$36,800	$22,399	Level 2
Diesel swap agreements - Note 18	181	—	Level 2
	$36,981	$22,399
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
The Company’s derivative instruments are valued using models which require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, and correlations of such inputs. Some of the model inputs used in valuing the derivative instruments trade in liquid markets and, as such, model inputs can generally be verified and do not involve significant management judgment. Derivative instruments are classified within Level 2 of the fair value hierarchy and included in Other liabilities, current and non-current.
Items Disclosed at Fair Value
Using prevailing interest rates on similar debt issuances, credit spreads, and foreign currency forward rates, the estimated fair value of the Notes was $333.7 million at September 30, 2014. The fair value estimate of the Notes was prepared with the assistance of an independent third party and does not reflect the Notes actual trading value or the carrying value of the Notes in the Company’s condensed consolidated financial statements.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

18. Derivative Instruments
Derivative Instrument Fair Values
The following table is a summary of the fair values of the Company’s derivative instruments and the location in which they are recorded (in thousands):

	September 30, 2014		December 31, 2013
	Other liabilities, current	Other liabilities, non-current	Other liabilities, current	Other liabilities, non-current
Cross currency swap	$1,544	$35,256	$669	$21,730
Diesel swap agreements	141	40	—	—
	$1,685	$35,296	$669	$21,730
Derivative Instruments Designated as Hedges – Cash Flow Hedges
Diesel Swap Agreements
As of September 30, 2014, the Company had outstanding diesel swaps covering the 2015 year for 3.0 million gallons (0.25 million gallons per month) at an average price of $2.70 per gallon, which represents approximately 28% of the Company’s forecasted 2015 diesel consumption. As of December 31, 2013, the Company had no unsettled diesel swaps. Gains and losses in Accumulated other comprehensive income from previously settled diesel swaps are reclassified into earnings (Production costs) as the hedged transaction impacts earnings (as specific gold ounces are sold).
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
Accumulated Other Comprehensive Income (Loss)
The following table sets forth changes in accumulated other comprehensive income (loss) and the impacts cash flow hedges had on the Company’s earnings (in thousands):

	Nine months ended September 30, 2014
	Cross Currency Swap	Diesel Swap Agreements	Tax Effects	Total
Balance, beginning of period	$1,920	$653	$(899)	$1,674
Change in fair value of effective portion of unsettled cash flow hedge instruments	4,799	(180)	(1,617)	3,002
Settlements of cash flow hedges	(20,532)	—	7,186	(13,346)
Reclassifications into earnings when underlying hedged transactions impacted earnings:
Reclassified to Interest expense	1,332	—	(466)	866
Reclassified to Other, net	19,200	—	(6,720)	12,480
Reclassified to Production costs	—	(476)	167	(309)
Balance, end of period	$6,719	$(3)	$(2,349)	$4,367

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30, 2013
	Cross Currency Swap	Diesel Swap Agreements	Tax Effects	Total
Balance, beginning of period	$(9,574)	$1,241	$2,917	$(5,416)
Change in fair value of effective portion of unsettled cash flow hedge instruments	5,781	(248)	(1,937)	3,596
Settlements of cash flow hedges	(12,927)	534	4,338	(8,055)
Reclassifications into earnings when underlying hedged transactions impacted earnings:
Reclassified to Interest expense	(193)	—	68	(125)
Reclassified to Other, net	13,120	—	(4,592)	8,528
Reclassified to Production costs	—	(695)	243	(452)
Balance, end of period	$(3,793)	$832	$1,037	$(1,924)
19. Segment Information
The Company is engaged in the operation of the Hycroft Mine and the evaluation, exploration, and advancement of gold exploration and development projects in Nevada. Our segments are defined as components of the Company for which separate financial information is available that is evaluated regularly by the executive decision-making group in assessing performance, establishing operating plans and budgets, and deciding how to allocate resources. Segment information as of and for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

Three months ended September 30,	Hycroft Mine	Exploration	Corporate and Other	Total
2014
Revenue - Note 11	$76,912	$—	$—	$76,912
Depreciation and amortization	16,063	—	245	16,308
Write-down of production inventories - Note 4	70,690	—	—	70,690
Loss from operations	(66,082)	(3,298)	(5,535)	(74,915)
Interest income	1	—	2	3
Interest expense - Note 10	(2,491)	—	(8,867)	(11,358)
Other, net - Note 13	(42)	60	—	18
Loss before income taxes	(68,614)	(3,238)	(14,400)	(86,252)
Total assets	1,302,629	35,517	56,373	1,394,519
Capital expenditures	$6,304	$—	$—	$6,304
2013
Revenue - Note 11	$76,741	$—	$—	$76,741
Depreciation and amortization	9,346	—	261	9,607
Income (loss) from operations	13,299	(2,762)	(4,708)	5,829
Interest income	2	—	75	77
Interest expense - Note 10	(2,912)	—	(2,449)	(5,361)
Other, net - Note 13	49	—	294	343
Income (loss) before income taxes	10,438	(2,762)	(6,788)	888
Total assets	1,348,593	38,743	143,331	1,530,667
Capital expenditures	$89,938	$51	$—	$89,989

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine months ended September 30,	Hycroft Mine	Exploration	Corporate and Other	Total
2014
Revenue - Note 11	$245,560	$—	$—	$245,560
Depreciation and amortization	46,818	—	755	47,573
Write-down of production inventories - Note 4	70,690	—	—	70,690
(Loss) income from operations	(46,438)	14,788	(18,039)	(49,689)
Interest income	6	—	12	18
Interest expense - Note 10	(7,037)	—	(21,437)	(28,474)
Other, net - Note 13	(6)	60	(74)	(20)
(Loss) income before income taxes	(53,475)	14,848	(39,538)	(78,165)
Total assets	1,302,629	35,517	56,373	1,394,519
Capital expenditures	$73,918	$—	$—	$73,918
2013
Revenue - Note 11	$184,929	$—	$—	$184,929
Depreciation and amortization	18,406	—	788	19,194
Income (loss) from operations	55,059	(4,952)	(19,938)	30,169
Interest income	10	—	305	315
Interest expense - Note 10	(6,937)	—	(6,746)	(13,683)
Other, net - Note 13	115	—	(673)	(558)
Income (loss) before income taxes	48,247	(4,952)	(27,052)	16,243
Total assets	1,348,593	38,743	143,331	1,530,667
Capital expenditures	$398,785	$51	$149	$398,985
20. Commitments and Contingencies
The Company is from time to time involved in various legal actions related to its business, some of which are class actions lawsuits. Management does not believe, based on currently available information, that contingencies related to any pending or threatened legal matter will have a material adverse effect on the Company’s financial statements, although a contingency could be material to the Company’s results of operations or cash flows for a particular period depending on the results of operations and cash flows for such period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
Financial Commitments Not Recorded in the Condensed Consolidated Financial Statements
Purchase Obligations
At September 30, 2014, the Company had purchase obligations totaling $12.3 million for the purchase of mill components and capital items associated with the expansion projects of the Hycroft Mine. The Company expects purchase obligations to be satisfied through cash payments.
Temporary Housing Space Rental and Service Agreement
The Company leases a temporary housing complex in Winnemucca, NV to provide lodging for employees, contractors, and consultants. The temporary housing complex is leased from a third party who maintains the property and grounds. The Company estimates the remaining payments due under the temporary housing space rental and service agreement will approximate $0.4 million in 2014, $3.6 million in 2015, and $0.1 million in 2016.
Net Profit Royalty
A portion of the Hycroft Mine is subject to a mining lease that requires a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims. The mining lease also requires an annual advance payment of $120,000 every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid approximately $2.1 million through September 30, 2014. The Company currently estimates the remaining payments due under the mining lease will approximate $0.3 million in 2015, $1.5 million in 2016, $3.0 million in 2017, and $0.7 million in 2018.

ALLIED NEVADA GOLD CORP.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Letters of credit
As discussed in Note 10 - Debt and Note 18 - Derivative Instruments, the Company had issued $11.4 million of financial letters of credit under the Revolver to collateralize a portion of the cross currency swap’s liability position. The Company was in compliance with all debt covenants as of September 30, 2014 and projects future compliance; however, an event of default, if not cured, could result in the Company losing availability to the Revolver which may require the portion of the cross currency swap currently collateralized with letters of credit to be collateralized entirely with cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “us”, “our”, the “Company”, and “Allied Nevada” refer to Allied Nevada Gold Corp. and its subsidiaries. The following discussion, which has been prepared based on information available to us as of November 3, 2014, provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2013. References to “$” refers to United States currency and “CDN $” to Canadian currency.
Introduction to the Company
We are a U.S.-based primary gold producer focused on mining, developing, and exploring properties in the state of Nevada in a safe, environmentally responsible, and cost-effective manner. Gold and silver sales represent 100% of our revenues and the market prices of gold and silver significantly impact our financial position, operating results, and cash flows. We cannot control the prices that we receive for the sale of our products, which is why our near-term operating strategies and goals focus on sales volumes, costs, capital expenditures, and other items that we may have discretionary influence over. If we are able to carry out our near-term operating strategies and goals, we believe we will be better positioned to continue working towards our long-term goal, which is the construction and operation of a mill to process our sulfide (mill) ores at the Hycroft Mine (“Hycroft”) and extend the life of the mine.
Our operating mine, the Hycroft Mine, is an open-pit heap leach operation and as of December 31, 2013, had estimated proven and probable mineral reserves of 10.6 million ounces of gold and 467.1 million ounces of silver, which are contained in oxide (heap leach), transitional (heap leach and mill), and sulfide (mill) ores. We currently recover metals contained in oxide and transitional ores through our recently expanded heap leach operations. In October 2014, M3 Engineering and Technology Corp. (“M3”), in association with the Company, completed a feasibility study for a mill expansion which confirmed the results of the April 2014 prefeasibility study and improved on the overall economics of a mill expansion. The construction of a mill at Hycroft would allow us to recover metals contained in additional transitional (mill) and the sulfide (mill) ores.
Executive Summary
Our third quarter 2014 highlights and significant developments included the following, which are discussed in further detail throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Health and safety: We remained committed to our core values, health and safety, and operated in a safety-conscious and environmentally responsible manner with no lost-time accidents. We continued to implement programs designed to increase our employees’ knowledge and awareness of mine-site health and safety and environmental responsibility.
Ounces sold: We continued to benefit from our previously expanded heap leach operations and the crushing system as gold ounces sold totaled 52,176 ounces and silver ounces sold totaled 535,407 ounces. As expected, gold ounces sold decreased from the second quarter of 2014 as we mined through lower grade ore and increased waste to open up new mining areas for the 2015 mine plan. The number of gold ounces sold during the first nine months of 2014 was 39% (or 47,215 ounces) higher than the same period of 2013.
Net loss: Our net loss was $62.4 million as we continued to operate in a lower metal price environment and experienced increases to our total cost of sales, primarily as a result of a $70.7 million write-down of production inventories offset in part by an income tax benefit.
Maintained sufficient liquidity: Cash provided by operations, minimal capital expenditures, and recurring principal repayments on debt obligations, together with $5.0 million borrowed from our revolving credit facility, resulted in a quarter end cash and cash equivalents balance of $5.8 million. As of quarter end, we had $58.6 million of availability under our revolving credit agreement which we believe provides us with sufficient access to capital resources and liquidity. We continue(d) to evaluate near-term financing options and strategies that may improve our liquidity and current financial condition.
Hycroft operations: We achieved our targeted mining rate by mining a total of 23.6 million tons which included 4.9 million ore tons placed on the leach pads, 1.9 million of which was crushed.
Hycroft mill expansion: As scheduled, we completed a feasibility study for a mill expansion in October 2014 that confirmed and improved on the results of the April 2014 prefeasibility study. Credit Suisse Securities (USA) LLC and Scotia Capital, Inc. continue to assist us as we work with interested parties on establishing financing strategies for the first phase of construction.

Hycroft Mine
Operations
Key operating statistics for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Ore mined (000’s tons)	3,003	12,690	24,314	32,074
Ore mined and crushed (000’s tons)	1,889	—	2,273	—
Ore mined and stockpiled (000’s tons)	627	948	2,945	1,752
Waste mined (000’s tons)	18,130	8,395	44,653	23,320
	23,649	22,033	74,185	57,146
Excavation mined (000’s tons)	—	—	—	3,288
Ore mined grade - gold (oz/ton)	0.013	0.011	0.010	0.011
Ore mined grade - silver (oz/ton)	0.346	0.253	0.358	0.213
Ounces produced - gold	49,630	52,198	166,608	129,412
Ounces produced - silver	525,942	184,070	1,419,599	504,911
Ounces sold - gold	52,176	52,713	168,696	121,481
Ounces sold - silver	535,407	184,082	1,416,473	505,151
Average realized price - gold ($/oz)	$1,275	$1,378	$1,289	$1,421
Average realized price - silver ($/oz)	$19	$22	$20	$24
Adjusted cash costs per ounce, excluding write-down[1]	$856	$905	$822	$794
Adjusted cash costs per ounce[1]	$1,904	$905	$1,146	$794
As shown above, tons mined, tons crushed, ounces produced, and ounces sold during the first nine months of 2014 significantly increased from the comparable 2013 period. Operational increases were attributable to the heap leach expansion projects completed during the second half of 2013, which included a 21,500 gallons per minute Merrill-Crowe plant, the North leach pad, and the addition of two electric wire rope shovels. In 2014, the only ongoing heap leach expansion project was the crushing system, which as of June 2014, was operating at a capacity (in terms of throughput) sufficient to support our current heap leach operations. As discussed in the below Results of Operations - Revenue section, our gold ounces sold during the third quarters of 2014 and 2013 were comparable but increased by 39% (or 47,215 ounces) during the first nine months of 2014 compared to the same period of 2013. As discussed in the below Results of Operations - Revenue section, during the third quarter and first nine months of 2014 our silver ounces sold increased by 191% (or 351,325 ounces) and 180% (or 911,322 ounces), respectively, compared to the same periods of 2013.
During the third quarter and first nine months of 2014, our total tons mined slightly exceeded our planned tons by approximately 11% and 5%, respectively, as the mine equipment fleet continued to operate efficiently while working to open up new mining areas for the 2015 mine plan. During the third quarter of 2014, following the June 2014 completion of the temporary repairs to the crushing system, we crushed 1.9 million ore tons, an increase of 1.5 million tons from the 0.4 million ore tons crushed during the second quarter of 2014. As discussed in the below Hycroft Expansion Projects - Heap Leach section, as of November 2014, due to declining metal prices, the decision was made to temporarily shut down the crusher. During the third quarters of 2014 and 2013, our waste to ore strip ratio (excluding stockpiled ore) was 3.7:1 and 0.7:1, respectively, and during the first nine months of 2014 and 2013 our waste to ore strip was 1.7:1 and 0.7:1, respectively. The mining of increased waste tons during the third quarter and first nine months of 2014 resulted in lower third quarter production but was necessary to open up new mining areas for the 2015 mine plan. During the fourth quarter of 2014, we believe we are positioned in the mine to improve (lower) our waste to ore strip ratio by focusing our efforts on mining increased ore tons with ore grades higher than those mined during the first nine months of 2014.
Our adjusted cash costs per ounce1 (excluding write-down) during the third quarter and first nine months of 2014 were as expected as we continued to benefit from improved silver sales from solution processed through our Merrill-Crowe plants. During the third quarter and first nine months of 2014, we sold on average an additional 6.8 and 4.2 ounces of silver per gold ounce, respectively, which resulted in additional silver credits of $129 and $84, respectively, per gold ounce sold compared to the same periods of 2013. The increase in silver ounces sold helped to offset lower average realized silver prices and increases to our cash production costs, which is discussed below in the Results of Operations section. As discussed in Note 4 - Stockpiles and Ore On Leach Pads to our Notes to Condensed Consolidated Financial Statements, we recorded a $70.7 million write-down of ore on leach pads during the third quarter of 2014 which included $54.7 million of previously incurred cash production costs. This write-down negatively impacted our adjusted cash costs per ounce1 by $1,048 and $324 during the third quarter and first nine months of 2014.

[1]
The term “adjusted cash costs per ounce” is a non-GAAP financial measure. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See the section on “Non-GAAP Financial Measures” in this MD&A for additional information.

Operations Outlook
We expect our 2014 full year metal sales to approximate 220,000 to 230,000 ounces of gold and 1.9 million to 2.0 million ounces of silver. Due to our third quarter 2014 write-down of production inventories, our adjusted cash costs per ounce1 during the fourth quarter will be lower than previously expected but we believe will continue to approximate $825 to $850 per ounce (with silver as a byproduct credit and excluding write-down) for the full year. Our full year 2014 adjusted cash costs per ounce1 (including the impact of the third quarter 2014 write-down) are expected to approximate $1,055 to $1,080.
During the fourth quarter of 2014, we plan to focus our efforts on mining increased ore tons with ore grades higher than those mined during the first nine months of 2014.
Hycroft Expansion Projects
Our proven and probable mineral reserves are contained in oxide (heap leach), transitional (heap leach and mill), and sulfide (mill) ores. We currently recover metals contained in oxide and transitional ores through our heap leach operations; the construction of a mill would allow us to recover metals contained in additional transitional (mill) and the sulfide (mill) ores.
Capital expenditures
Consistent with our strategy and goal to preserve liquidity by minimizing capital expenditures, we currently expect our total 2014 capital spending for non-expansion (sustaining) expenditures to be less than $10.0 million, most of which was spent during the first nine months of 2014.
We expect our remaining fourth quarter 2014 capital spending (sustaining and expansion) to total approximately $10.0 million. For additional detail about our Hycroft Mine expansion spending see the Liquidity and Capital Resources section below.
Heap leach (oxide and transitional ore)
We have previously completed heap leach expansion projects which included increasing the mining rate through larger capacity haul trucks, electric rope shovels, and production drills and expanding leach pad operations through increased leach pad size (North leach pad) and additional solution processing capacity (Merrill-Crowe plant). During 2014, the only ongoing heap leach expansion project was the crushing system, which as of June 2014, was operating at a capacity (in terms of throughput) sufficient to support our current heap leach operations. Although we crushed 1.9 million ore tons during the third quarter, as of November 2014, due to declining metal prices, the decision was made to temporarily shut down the crusher. At current metal prices, we believe the incremental benefit from increased recoveries does not exceed the total costs of running the crusher. Going forward, we plan to monitor metal price levels and our mine plan to identify the point at which we would expect increased revenues from crushed ore would considerably exceed the costs of running the crusher. Until such time, we do not expect to utilize the crusher for our heap leach operations.
We are currently working with the crusher manufacturer to resolve an engineering design issue (at no cost to us) on the secondary and tertiary crushers, the solution of which is necessary to increase the crusher’s future capacity (in terms of throughput) to the level required for the mill expansion. As discussed below, once commenced, the initial phase of the mill expansion requires a 24-month construction period, which we believe provides the crusher manufacturer sufficient time to engineer and implement a solution without disrupting our mill expansion efforts.
Mill (transitional and sulfide ore)
We had previously commenced a mill expansion project which was deferred during the second quarter of 2013 due to declining metal prices. Previous mill expansion efforts included ordering the mills themselves, motors and mill drives, foundation preparation, mill-related engineering, and obtaining the required permits to begin construction. Following the decision to defer the previously announced mill, we began working with M3 to develop different mill scenarios which considered phased construction approaches and on-site oxidation methods for our sulfide concentrates to enable on-site doré production. In April 2014, M3, in association with the Company, completed a prefeasibility study for a mill expansion that incorporated on-site oxidation of sulfide concentrates. Based on the positive results of the prefeasibility study, the Board of Directors approved moving forward with a feasibility study, which was completed in October 2014 by M3, in association with the Company. The feasibility study confirmed the positive results of the prefeasibility study and improved the overall economics of the mill expansion.
The October 2014 feasibility study entails a two-phase mill expansion approach which projects average annual production for the first five years of full operation (120,000 tons of ore per day) of approximately 458,700 ounces of gold and 23.0 million ounces of silver and average annual life-of-project (12 years of full operation at 120,000 tons of ore per day) production of approximately 447,900 ounces of gold and 23.2 million ounces of silver. The estimated additional (new) capital cost to construct Phase 1 and Phase 2 of the mill expansion is $1,390 million. Phase 1 entails a 60,000 tons of ore per day (“tpd”) mill capacity and a 24-month construction period. Once Phase 1 is commissioned, Phase 2 entails bringing the overall mill capacity to 120,000 tpd over an additional 12-month construction period.
Credit Suisse Securities (USA) LLC and Scotia Capital, Inc. continue to assist us as we work with interested parties on establishing financing strategies for the first phase of construction.

[1]
The term “adjusted cash costs per ounce” is a non-GAAP financial measure. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See the section on “Non-GAAP Financial Measures” in this MD&A for additional information.

Results of Operations
Revenue
Gold revenue
The table below summarizes changes in gold revenue, ounces sold, and average realized prices for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Total gold revenue (thousands)	$66,511	$72,649	$217,458	$172,567
Gold ounces sold	52,176	52,713	168,696	121,481
Average realized price (per ounce)	$1,275	$1,378	$1,289	$1,421

	2014 vs. 2013		2014 vs. 2013
The change in gold revenue was attributable to (thousands):
(Decrease) increase in ounces sold	$(741)		$67,071
Decrease in average realized price	(5,453)		(15,972)
Effect of average realized price decrease on ounces sold (decrease) increase	56		(6,208)
	$(6,138)		$44,891
During the first nine months of 2014, we continued to benefit from our previously expanded mine equipment fleet, increased ore under leach and solution flows, increased solution processing capacity, and the crushing system. We sold a comparable number of gold ounces during the third quarters of 2014 and 2013. Our mining capacities were similar in each period and our increase in solution flows and processing capacity in the third quarter of 2014, compared to the same period of 2013, was offset by lower solution grades. Because our heap leach operations did not begin operating at a steady-state capacity until the third quarter of 2013, the number of gold ounces sold during the first nine months of 2014 was 39% (or 47,215 ounces) higher than the same period of 2013. During the third quarter and first nine months of 2014, our gold revenue was negatively impacted by decreases of $103 (or 8%) and $132 (or 9%), respectively, in the average realized price per ounce compared to the same periods of 2013.
Silver revenue
The table below summarizes changes in silver revenue, ounces sold, and average realized prices for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Total silver revenue (thousands)	$10,401	$4,092	$28,102	$12,362
Silver ounces sold	535,407	184,082	1,416,473	505,151
Average realized price (per ounce)	$19	$22	$20	$24

	2014 vs. 2013		2014 vs. 2013
The change in silver revenue was attributable to (thousands):
Increase in ounces sold	$7,810		$22,302
Decrease in average realized price	(516)		(2,340)
Effect of average realized price decrease on ounces sold increase	(985)		(4,222)
	$6,309		$15,740
For the reasons discussed in the above Gold revenue section, during the third quarter and first nine months of 2014 our silver revenue increased by approximately 154% and 127%, respectively, from the same periods of 2013, primarily due to increases of 191% (or 351,325 ounces) and 180% (or 911,322 ounces), respectively, in the number of silver ounces sold. Our silver to gold ounces sold ratio for the first nine months of 2014 was 8.4:1.0, compared to 4.2:1.0 for the same period of 2013, as approximately 86% of our 2014 gold ounces sold (compared to 58% in 2013) was from solution processed through our Merrill-Crowe plants which yield higher silver concentrations and recoveries than solution processed through our carbon columns. When compared to the 2013 period, silver revenue for the first nine months of 2014 was negatively impacted by a $4 (or 19%) decrease in the average realized price per ounce.
Total cost of sales
Total cost of sales consists of production costs, depreciation and amortization, and write-downs of production inventories. The table below summarizes changes in total cost of sales for the following periods (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Production costs	$55,071	$51,775	$166,796	$108,813
Depreciation and amortization	16,308	9,607	47,573	19,194
Write-down of production inventories	70,690	—	70,690	—
Total cost of sales	$142,069	$61,382	$285,059	$128,007

	2014 vs. 2013		2014 vs. 2013
The change in cost of sales was attributable to:
(Decrease) increase in gold ounces sold	$(626)		$49,751
Increase in average cost of sales per ounce	10,732		26,364
Effect of average cost per ounce increase on ounces sold (decrease) increase	(109)		10,247
	9,997		86,362
Write-down of production inventories	70,690		70,690
	$80,687		$157,052
As discussed above in the Gold Revenue section, during the first nine months of 2014 we sold 39% (or 47,215 ounces)more gold ounces than the same period of 2013 which, together with an increase in the average cost of sales per gold ounce and a write-down of production inventories, increased our total cost of sales.
Production costs
Increased costs of mining additional waste, together with an approximate 9.0% decrease in the average ore grade mined during the first nine months of 2014, more than offset the efficiencies of our expanded heap leach operations during the 2014 periods and increased our cash production costs. During the first nine months of 2014, as we continued to progress through lower grade ore and waste to open up new mining areas for the 2015 mine plan, our waste to ore strip ratio (excluding stockpiled ore) increased by approximately 131% to 1.7:1.0 compared to 0.7:1.0 during the same period of 2013. Further, during the first nine months of 2014 our beginning average cash production costs per gold ounce on the leach pads was approximately 27% (or $187 per ounce) higher than the first nine months of 2013.
Depreciation and amortization
During 2013, as we expanded our mine equipment fleet and processing facilities, and again in 2014, as we began operating the crushing system, the amount of plant, equipment, and mine development in service increased, resulting in a significant increase in depreciation and amortization per gold ounce sold. As of September 30, 2014, we had in service an additional $452.0 million (approximately 125%) of plant, equipment, and mine development compared to January 1, 2013, including the North leach pad, two electric rope shovels, the 21,500 gpm Merrill-Crowe plant, and the crushing system. Depreciation and amortization per gold ounce sold for the three and nine months ended September 30, 2014 was $313 and $282, respectively, compared to $182 and $158 for the same periods of 2013.
Write-down of production inventories
During the first nine months of 2014, as discussed above, our production costs and non-cash depreciation and amortization costs per gold ounce have increased. As noted in our Quarterly Report on Form 10-Q for the periods ended March 31 and June 30, 2014, these anticipated increased costs per gold ounce, together with a decline in metal price levels from June 30, 2014 to September 30, 2014, resulted in a $70.7 million write-down of ore on leach pads. As of September 30, 2014, the carrying value of our ore on leach pads (current and non-current) subsequent to the write-down equaled the estimated market value calculated in accordance with our lower of cost or market accounting policy. Further declines from September 30, 2014 metal price levels and/or future production costs per gold ounce greater than the September 30, 2014 carrying value per gold ounce included in ore on leach pads could result in, or contribute to, additional future write-downs of production-related inventories. See Note 4 - Stockpiles and Ore On Leach Pads to our Notes to Condensed Consolidated Financial Statements for additional information.

Exploration, development, and land holding
Exploration, development, and land holding totaled $0.6 million and $0.9 million during the third quarters of 2014 and 2013, respectively, and $2.0 million and $3.1 million during the first nine months of 2014 and 2013, respectively, consisting of compensation and benefit costs for our exploration employees and land holding and claim maintenance fees. We have no plans for exploration activities at any of our outside properties for the remainder of 2014 and have not employed a statewide exploration workforce since the third quarter of 2013.
General and administrative
General and administrative costs totaled $5.3 million and $3.7 million during the third quarters of 2014 and 2013, respectively, and $17.3 million and $15.5 million during the first nine months of 2014 and 2013, respectively. During the third quarter and first nine months of 2014, increased rent expense for housing facilities and additional legal expenses more than offset decreases to employee-related cash compensation and benefit costs from reduced staff levels at our corporate headquarters.
Loss (gain) on dispositions or sales of mineral properties, net
During the third quarters of 2014 and 2013, we recorded losses of $2.7 million and $1.4 million, respectively, for the abandonment of early-stage exploration properties. During the second quarter of 2014, we recorded a $19.5 million gain for the sale of a 75% controlling interest in our Hasbrouck, Three Hills, and Esmeralda County exploration properties. We received $20.0 million of gross proceeds from the sale and the carrying value of the exploration properties sold totaled $0.5 million. For additional detail, see Note 8 - Mineral Properties, Net to our Notes to Condensed Consolidated Financial Statements.
Loss on assets classified as held for sale and asset dispositions, net
During the third quarter and first nine months of 2014 we recorded losses of $0.9 million and $6.9 million, respectively, on assets classified as held for sale and asset dispositions, compared to $0.3 million during each of the third quarter and first nine months of 2013. Losses during the 2014 periods primarily resulted from 1) classifying used haul trucks and haul truck components as held for sale and adjusting such assets to fair value and 2) reducing the carrying value (fair value) of assets previously classified as held for sale.
Separation and severance
Separation and severance costs relate to the rationalizing of our employee headcount to align our operations in the most strategic and cost-efficient manner and totaled $3.0 million and $5.9 million during third quarter and first nine months of 2013. During the 2013 periods we reduced our Hycroft Mine workforce by approximately 24% and our corporate workforce by approximately 40%. For additional information see Note 12 - Separation and Severance Costs to our Notes to Condensed Consolidated Financial Statements.
Interest expense
Interest expense was $11.4 million and $5.4 million during the third quarters of 2014 and 2013, respectively, and $28.5 million and $13.7 million during the first nine months of 2014 and 2013, respectively. Interest charges in both periods was primarily related to interest on our May 2012 senior notes (the “Notes”) and capital lease and term loan obligations, reduced for amounts capitalized to our project expenditures. Interest capitalized during the 2014 periods primarily related to the crushing system (which was placed into service during the second quarter of 2014) and decreased from the 2013 periods as fewer expansion projects were ongoing. For additional detail on our recorded interest expense, including amounts capitalized, see Note 10 - Debt to our Notes to Condensed Consolidated Financial Statements.
Other, net
Other, net was nominal during both the third quarter and first nine months of 2014 compared to a gain of $0.3 million and a loss of $0.6 million during the third quarter and first nine months of 2013, respectively. In each period, other, net included foreign currency transaction gains and losses on the Notes, which were offset by corresponding amounts from the cross currency swap. In the third quarter and first nine months of 2013, other, net included a gain of $0.3 million and a loss of $0.7 million, respectively, for the change in fair value of marketable equity securities received in a 2011 mineral property sale, which were sold in the fourth quarter of 2013. For additional detail on our other income and expense, see Note 13 - Other, Net to our Notes to Condensed Consolidated Financial Statements.

Income tax benefit
We recorded income tax benefit of $23.8 million and $4.1 million during the third quarters of 2014 and 2013, respectively, and $20.5 million and $1.8 million during the first nine months of 2014 and 2013, respectively. During the first nine months of 2014, our income tax benefit included a $23.7 million tax benefit from loss based on our estimated annual effective rate of approximately 30.3% and $3.2 million of additional income tax expense for discrete items primarily related to stock-based compensation and return to provision adjustments that were recognized as incurred in the current quarter. Our first nine months of 2013 income tax benefit was based on an estimated annual effective rate of 10.0%, which differed from the United States statutory tax rate of 35% primarily due to the effects of the percentage depletion deduction. For additional detail on our recorded income tax benefit, see Note 14 - Income Tax Benefit to our Notes to Condensed Consolidated Financial Statements.
Net (loss) income
For the reasons described above, we reported net loss of $62.4 million and net income of $5.0 million during the third quarters of 2014 and 2013, respectively, and net loss of $57.7 million and net income of $18.0 million during the first nine months of 2014 and 2013, respectively.
Other comprehensive income, net of tax
Other comprehensive income, net of tax totaled $2.1 million and $2.5 million during the third quarters of 2014 and 2013, respectively, and $2.7 million and $3.5 million during the first nine months of 2014 and 2013, respectively, and included fair value adjustments to our cash flow hedge instruments, settlements of such hedges, and reclassifications into earnings. For additional detail, see Note 18 - Derivative Instruments to our Notes to Condensed Consolidated Financial Statements.
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
Cash and cash equivalents and liquid assets
We have placed substantially all of our cash and cash equivalents in operating accounts with two high-quality financial institutions, thereby ensuring balances remain readily available. Due to the nature of our operations and the composition of our current assets, our cash and cash equivalents and accounts receivable balances represent substantially all of our liquid assets on hand. In addition to our liquid assets on hand, we have access to additional liquidity under our $75.0 million Third Amended and Restated Credit Agreement (the “Revolver”), the terms of which are discussed in Note 10 - Debt to our Notes to Condensed Consolidated Financial Statements. As of September 30, 2014, we had cash and cash equivalents of $5.8 million, which decreased from the December 31, 2013 balance of $81.5 million due primarily to $73.9 million used to purchase long-lived assets at our Hycroft Mine and $41.1 million used to make principal payments on our capital lease and term loan obligations, which exceeded the $20.0 million we received from a mineral property sale and $22.1 million provided by our operating activities. For additional detail on our 2014 cash and cash equivalents activity, see the Sources and uses of cash for the first nine months of 2014 and 2013 section below.

At current metal price levels and using our future adjusted cash costs per ounce1 estimate of $825 to $850, we believe future cash flows from operations, together with our $5.8 million of cash and cash equivalents and $75.0 million Revolver (availability of $58.6 million as of September 30, 2014), will allow us to meet our needs for working capital, capital expenditures, debt service, and other liquidity requirements associated with our operations for at least the next 12 months. Our adjusted cash costs per ounce1 (excluding write-down) for the first nine months of 2014 were $822. We estimate our future adjusted cash costs per ounce1 will approximate $825 to $850, which, when using the September 30, 2014 gold price of $1,216.50 per ounce, equates to our mining operations being capable of generating between $367 to $392 of cash per ounce of gold sold (based on our current cost estimates). To protect future per ounce cash margins from changes in metal prices, we may consider hedging a portion of our metal sales over the next six to 18 months with forward sales agreements; however, as of November 3, 2014 had not entered into any such transactions.
During the next 12 months, we expect to fulfill any future cash and liquidity needs that exceed our existing cash and cash equivalents balances and cash flow from mining operations (if any) by accessing our $75.0 million Revolver, of which $58.6 million was available as of September 30, 2014. Additionally, we continually evaluate all financing options and strategies that may improve our current liquidity and financial condition, are attainable on favorable and reasonable terms, and are permissible under our existing debt agreements. This may include, but is not limited to:
•the issuance of various forms of equity and/or debt securities or other instruments;
•arrangements such as joint ventures, royalty agreements, streaming transactions, or forward sales;

•	the sale of long-lived assets, mineral properties, and/or equipment, particularly assets currently classified as held for sale;

•	the restructuring of our asset retirement obligation surety bonds to reduce underlying restricted cash collateral requirements; and

•
the novation of the portion of the cross currency swap held by non-Revolver lenders to a Revolver lender which may eliminate the requirement to collateralize the mark-to-market liability position with letters of credit, thereby increasing the amount available to us under the Revolver. As of September 30, 2014, we had issued $11.4 million of financial letters of credit under the Revolver to collateralize the cross currency swap.

Additional sources of liquidity
The following table provides additional insight about items as of September 30, 2014, that we believe may provide us with additional liquidity over the next 12 months (in thousands):

Description	Amount
Cash and cash equivalents	$5,799
Revolving credit agreement(1)	58,600
Accounts receivable(2)	1,804
Inventories(3)	6,573
Ore on leachpads, current(3)	198,957
Assets held for sale(4)	17,624
$289,357
(1) Availability under our Revolver has been reduced for $11.4 million of letters of credit issued to collateralize the cross currency swap and $5.0 million of outstanding cash borrowings. See Note 10 - Debt to our Notes to Condensed Consolidated Financial Statements for additional detail.

(2) Entire Accounts receivable balance is expected to be collected during the next 12 months.
(3) Inventories and Ore on leach pads, current contained approximately 169,365 ounces of gold which are expected to be sold within the next 12 months. Assuming a gold selling price of $1,216.50 per ounce (the September 30, 2014 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be sold from our Inventories and Ore on leach pads, current would provide us with $205.5 million of revenue during the next 12 months.

(4) Assets held for sale totaled $45.6 million and, for the purpose of determining estimates of additional liquidity, have been reduced for any debt and accrued interest that will be repaid at the time of sale. See Note 10 - Debt to our Notes to Condensed Consolidated Financial Statements for additional detail.

[1]
The term “adjusted cash costs per ounce” is a non-GAAP financial measure. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See the section on “Non-GAAP Financial Measures” in this MD&A for additional information.

Sources and uses of cash for the first nine months of 2014 and 2013 (in thousands)

	Nine months ended September 30,		Increase (decrease)
	2014	2013	2014 vs. 2013
Net (loss) income	$(57,706)	$18,019	$(75,725)
Net non-cash adjustments	38,975	25,264	13,711
Net change in operating assets and liabilities	40,872	(57,002)	97,874
Net cash provided by (used in) operating activities	22,141	(13,719)	35,860
Net cash used in investing activities	(60,793)	(294,597)	233,804
Net cash (used in) provided by financing activities	(37,019)	115,725	(152,744)
Net decrease in cash and cash equivalents	(75,671)	(192,591)	$116,920
Cash and cash equivalents, beginning of period	81,470	347,047
Cash and cash equivalents, end of period	$5,799	$154,456
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
During the the first nine months of 2014, for the reasons discussed above in the Results of Operations section, our net loss and net non-cash adjustments used $18.7 million of cash. Depreciation and amortization charges included in net loss totaled $47.6 million, which reflected the significant non-cash cost component of our production-related inventories and our ability to generate cash from the sale of metals in a low metal price environment. As shown in the table below, during the first nine months of 2014 our $70.7 million write-down of production inventories had no impact on our net operating cash flows and we used approximately $43.4 million of cash to increase our recoverable gold ounces included in inventories, stockpiles, and ore on leach pads. This use of cash was partially offset by other working capital reductions, resulting in a $40.9 million source of cash from the net change in operating assets and liabilities.
The following table provides additional information about our net cash provided by operating activities during the first nine months of 2014 by highlighting the impacts our $70.7 million write-down of production inventories had on certain line items included in our Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine months ended September 30, 2014
Select Items From Operating Activities Cash Flow Section:	As Presented (Includes Write-down)	Effect of Write-down	Result (Excludes Write-down)
Adjustments to reconcile net (loss) income for the period to net cash provided by (used in) operating activities:
Write-down of production inventories - Note 4	16,005	(16,005)	—
Changes in operating assets and liabilities:
Production-related inventories	11,255	(54,685)	(43,430)
		(70,690)
Cash used in investing activities
The amount of cash used in investing activities significantly decreased during the first nine months of 2014 compared to the same period of 2013 as fewer expansion projects were ongoing at the Hycroft Mine. During the first nine months of 2014 cash additions to plant, equipment, and mine development totaled $73.9 million and included $35.7 million for mill components, $22.4 million for the crushing facility, $10.1 million for Merrill-Crowe additions, and $5.7 million for other additions. We received $20.0 million of gross proceeds from the second quarter 2014 sale of a 75% controlling interest in our Hasbrouck, Three Hills, and Esmeralda County exploration properties which was offset by an $6.9 million net increase to our restricted cash balances as our Revolver requires us to maintain $10.0 million in restricted deposit accounts with the Revolver lenders. For additional detail on our restricted cash balances and mineral property sale, see Note 6 - Restricted Cash and Note 8 - Mineral Properties, Net to our Notes to Condensed Consolidated Financial Statements.
During the first nine months of 2013 cash additions to plant, equipment, and mine development totaled $285.3 million and included $91.4 million for the crushing facility, $50.0 million for the mill project, $37.7 million for processing upgrades, $36.6 million for mine equipment, $30.0 million for leach pad expansions, $20.1 million for mine development, $14.4 million for an employee housing project, and $5.1 million for other additions. Additionally, during the first nine months 2013 we increased our restricted cash balances by $9.4 million to satisfy financial assurance requirements for our expanding mine operations and surface disturbances at our Hycroft Mine.

Cash (used in) provided by financing activities
During the first nine months of 2014 and 2013, our principal repayments on capital lease and term loan obligations totaled $41.1 million and $25.5 million, respectively. During the first nine months of 2014 we borrowed $5.0 million from the Revolver to satisfy our liquidity needs. During the first nine months of 2013 we completed a public offering for gross proceeds of $150.5 million and paid fees, commissions, and related offering costs of $8.5 million.
Future capital and cash requirements
As discussed throughout this Liquidity and Capital Resources section, we believe that we have sufficient resources and access to sources of liquidity to fund our operations, remaining expansion project obligations, and other contractual obligations for at least the next 12 months. Our primary future cash requirements will be to fund our purchase obligations and sustaining capital expenditures for the Hycroft Mine, make scheduled semi-annual interest payments on the Notes, and make scheduled principal and interest payments on our capital lease and term loan obligations. See the Contractual Obligations table below for additional detail on the timing and amounts of our future cash requirements.
Capital expenditures for the remainder of 2014 are expected to total less than $10.0 million, decreasing significantly from the $73.9 million spent during the first nine months of 2014. Using current metal price levels and our future adjusted cash costs per ounce1 estimates of $825 to $850, we currently expect our future net cash used in investing and financing activities (excluding Revolver borrowings) during the next 12 months to exceed our cash flows provided by operating activities during the same period by approximately $40.0 - $50.0 million. As discussed above, we believe the September 30, 2014 availability under our Revolver, cash and cash equivalents on hand, and other liquid assets will be sufficient to address any shortage in cash and/or liquidity needs during the next 12 months. However, we are currently evaluating all financing options and strategies that may improve our current liquidity and financial condition.
The following table provides our gross contractual cash obligations as of September 30, 2014, which are grouped in the same manner as they are classified in the Condensed Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information (in thousands):

	Total	Payments Due by Period
		Less than	1 – 3	3 – 5	More than
Contractual obligations		1 Year	Years	Years	5 Years
Operating activities:
Interest related to debt (1)	$185,266	$41,646	$74,271	$69,087	$262
Property and claim maintenance fees (2)	13,127	—	2,744	4,640	5,743
Remediation and reclamation expenditures (3)	37,696	20	—	40	37,636
Temporary housing and space rental costs(4)	4,139	3,084	1,055	—	—
Diesel swap agreements(5)	181	141	40	—	—
Investing activities:
Purchase obligations for plant and equipment(6)	12,256	12,256	—	—	—
Financing activities:
Repayments of principal on debt(1)(7)	586,841	71,157	83,885	423,074	8,725
	$839,506	$128,304	$161,995	$496,841	$52,366

(1)
Interest related to debt does not include amortization of debt issuance costs or Revolver standby fees. Interest and principal payments are adjusted for the effect of the cross currency swap agreement. For additional information see Note 10 - Debt to our Notes to Condensed Consolidated Financial Statements.

(2)
Includes estimated Hycroft Mine property and county claim fees and a 4% net profits royalty on Crofoot claims at the Hycroft Mine. For additional information on our 4% net profits royalty see Note 20 - Commitments and Contingencies to our Notes to Condensed Consolidated Financial Statements.

(3)
Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. As shown in Note 6 - Restricted Cash to our Notes to Condensed Consolidated Financial Statements, this obligation was collateralized with $38.1 million of restricted cash.

(4)
Temporary housing and space rental costs are related to lodging for employees, contractors, and consultants. For additional information see Note 20 - Commitments and Contingencies to our Notes to Condensed Consolidated Financial Statements.

(5)
The future cash outflows of our diesel fuel derivative contracts are uncertain. Amounts shown represent recorded liability amounts in our financial statements. For additional information see Note 18 - Derivative Instruments to our Notes to Condensed Consolidated Financial Statements.

(6)
Purchase obligations are not recorded in the Consolidated Financial Statements. The amounts shown above represent certain purchase obligations which we cannot cancel. For additional information see Note 20 - Commitments and Contingencies to our Notes to Condensed Consolidated Financial Statements.

(7)
Included in the “Less than 1 year” column is $26.7 million of debt which will be repaid concurrent with the sale of the components of the third electric rope shovel, three production drills, and four used haul trucks which are classified as held for sale. Cash borrowings under our Revolver are included in the “1-3 Years” column as the Revolver matures in April 2016.

[1]
The term “adjusted cash costs per ounce” is a non-GAAP financial measure. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See the section on “Non-GAAP Financial Measures” in this MD&A for additional information.

Debt covenants
We were in compliance with all debt covenants as of September 30, 2014. For additional information on our debt agreements, debt covenants, outstanding borrowings, and interest expense, see Note 10 - Debt to our Notes to Condensed Consolidated Financial Statements or the Debt covenants section included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 - Debt to our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
The table below presents a reconciliation between non-GAAP adjusted cash costs (excluding write-down), which is the numerator used to calculate non-GAAP adjusted cash costs per ounce (excluding write-down), to Production costs (GAAP) for the three and nine months ended September 30, 2014 and 2013 (in thousands, except ounces sold):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Production costs	$55,071	$51,775	$166,796	$108,813
Less: Silver revenues - Note 11	(10,401)	(4,092)	(28,102)	(12,362)
Adjusted cash costs, excluding write-down	$44,670	$47,683	$138,694	$96,451
Gold ounces sold - Note 11	52,176	52,713	168,696	121,481
Adjusted cash costs per ounce, excluding write-down	$856	$905	$822	$794
Write-down of production inventories per ounce - Note 4(1)	1,048	—	324	—
Adjusted cash costs per ounce	$1,904	$905	$1,146	$794
(1) During the three months ended September 30, 2014, we recorded a $70.7 million write-down to ore on leach pads, consisting of $54.7 million of previously incurred cash production costs and $16.0 million of allocated depreciation and amortization. The $54.7 million cash portion of our write-down impacts our adjusted cash costs per ounce by $1,048 and $324 for the three and nine months ended September 30, 2014, respectively. See Note 4 - Stockpiles and Ore On Leach Pads to our Notes to Condensed Consolidated Financial Statements for additional detail.

Off-balance sheet arrangements
As of September 30, 2014, our off-balance sheet arrangements consisted of operating lease agreements, purchase obligations, royalty agreements, and outstanding letters of credit issued under the Revolver. For additional detail see the Capital requirements section above and Note 10 - Debt and Note 20 - Commitments and Contingencies to our Notes to Condensed Consolidated Financial Statements.
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
Cautionary Statement Regarding Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the SEC, all as may be amended from time to time. All statements, other than statements of historical fact, included herein or incorporated by reference, that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements, including but not limited to such things as:

•	our future business strategy, plans and goals;

•	future gold and silver prices;

•	our estimated future capital expenditures, construction, and other cash needs and expectations as to the funding or timing thereof;

•	our anticipated liquidity, cash flows, cash operating costs and adjusted cash costs;

•	the availability, terms and costs related to future borrowing, debt repayment, equity funding, and other financing issues;

•	our expectations regarding the growth of our business and our estimates of mineral reserves and other mineralized material;

•	the timing and economic potential of the transitional and sulfide mineralization and milling project at the Hycroft Mine;

•	the anticipated results of any exploration drilling programs at our properties;

•	the projected amounts of our future costs and expenses;

•	our expectations regarding gold and silver recovery;

•	our estimated future production, cost of production, sales, and cost of sales;

•	our plans and expectations regarding the use of the crushing system, the crushing system’s impact on our operations, and permanent and temporary corrections and modifications of the crushing system;

•	our plans and expectations regarding the development of our properties, including with respect to the Hycroft Mine; and

•	our plans and expectations regarding the sale of certain assets, including with respect to mineral properties and certain assets held for sale.
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
As discussed in Note 18 - Derivative Instruments to our Notes to Condensed Consolidated Financial Statements, during the third quarter of 2014, we entered into diesel swaps covering the 2015 year for 3.0 million gallons (0.25 million gallons per month) at an average price of $2.70 per gallon, which represents approximately 28% of our forecasted 2015 diesel consumption. Other than the aforementioned diesel swaps, there have been no material changes in our market risks during the three and nine months ended September 30, 2014. For additional information on our market risks, see Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk in of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Allied Nevada management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of September 30, 2014. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide such reasonable assurance.

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
Changes in Internal Control Over Financial Reporting
Our system of internal control is based on the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). During the nine months ended September 30, 2014, we transitioned our system of internal control from COSO’s 1992 Framework to COSO’s more recently issued 2013 Integrated Framework, which we believe enhances our internal controls over financial reporting. Our transition to COSO’s 2013 Integrated Framework was not in response to a deficiency in our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time we are involved in various legal actions related to our business, some of which are class action lawsuits. We do not believe, based on currently available information, that contingencies related to any pending or threatened legal matter will have a material adverse effect on our financial statements, although a contingency could be material to our results of operations or cash flows for a particular period depending on our results of operations and cash flows for such period. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

ALLIED NEVADA GOLD CORP. (Registrant)

Date:	November 3, 2014	By:	/s/ Randy E. Buffington
Randy E. Buffington President and Chief Executive Officer

Date:	November 3, 2014	By:	/s/ Stephen M. Jones
Stephen M. Jones Executive Vice President and Chief Financial Officer