Form 10-K
period 2014-12-31
Allied Nevada Gold Corp.
filed 2015-03-27
CIK 1376610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $365.1 million on June 30, 2014. On March 26, 2015, there were 126,193,336 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference
To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the 2015 Annual Meeting of Stockholders are hereby incorporated by reference into this report.

ALLIED NEVADA GOLD CORP.
FORM 10-K
For the Year Ended December 31, 2014

EXPLANATORY NOTE
On March 10, 2015 (the “Petition Date”), Allied Nevada Gold Corp. and certain of its domestic direct and indirect subsidiaries (together with Allied Nevada Gold Corp., the “Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under Case No. 15-10503. We will continue to operate our business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.
For additional information regarding the Chapter 11 Cases, see Item 1. Business - “Voluntary Reorganization under Chapter 11” and Note 2 - Summary of Significant Accounting Policies, Note 11 - Debt, Note 21 - Derivative Instruments, and Note 26 - Subsequent Events to the Notes to Consolidated Financial Statements. The disclosures in this Annual Report on Form 10-K should be read in the context of the Chapter 11 Cases. For a discussion of risk factors relating to the Chapter 11 Cases, see Item 1A. Risk Factors - “Bankruptcy-Related Risks”.

Cautionary Statement Regarding Forward-Looking Statements
In addition to historical information, this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the U.S. Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. All statements, other than statements of historical fact, included herein or incorporated by reference, that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements, including but not limited to such things as:

•	our anticipated liquidity, cash flows, cash operating costs and adjusted cash costs per ounce[1];

•	the availability, terms and costs related to future borrowing, debt repayment, and equity funding;

•	our expectations and plans related to the recapitalization of the Company or restructuring of any or all of its debt;

•	our plans and expectations related to our ability to obtain financing to emerge from federal bankruptcy proceedings and continue as a going concern;

•	our efforts to restructure our operations to continue as a going concern and preserve value;

•	our expectations that, during the bankruptcy process, our trade creditors and vendors will be paid in full and we will continue to operate and produce gold at our Hycroft Mine;

•	our future business strategy, plans and goals;

•	future gold and silver prices;

•	our estimated future capital expenditures, construction, and other cash needs and expectations as to the funding or timing thereof;

•	the anticipated delisting of our common stock from the NYSE MKT and Toronto Stock Exchange;

•
the availability, terms and impacts of financing strategies and options, including arrangements such as joint ventures, royalty agreements, streaming transactions, forward sales, and the restructuring of our asset retirement obligation surety bonds;

•	our expectations regarding the growth of our business and our estimates of mineral reserves and other mineralized material;

•
the timing and economic potential of the transitional and sulfide mineralization and milling project at the Hycroft Mine (“Hycroft”), including the anticipated costs, timing and economic benefits set forth in the October 2014 feasibility study and our subsequent capital resequencing and optimization exercise;

•	the anticipated results of the exploration drilling programs at our properties, including at our Hycroft Mine;

•	our expectations regarding gold and silver recovery;

•	our estimated future production, sales, cost of production, cost of sales, costs, and expenses;

•	our plans and expectations regarding the use of the crushing system, the crushing system’s impact on our operations, and permanent and temporary corrections and modifications of the crushing system;

•	our plans and expectations regarding the development of our properties, including with respect to Hycroft; and

•	our plans and expectations regarding the sale of certain assets, including with respect to certain assets held for sale and mineral properties.
These statements can be found under Part I-Item 1. Business, Part I-Item 1A. Risk Factors, Part I-Item 2. Properties, Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II-Item 8. Financial Statements and Supplementary Data and elsewhere throughout this Annual Report on Form 10-K. The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “project”, “target”, “budget”, “may”, “will”, “would”, “could”, “seeks”, or “scheduled to”, or other similar words, or negatives of these terms or other variations of these terms or comparable language or any discussion of strategy or intentions identify forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefit of the “safe harbor” provisions of such laws. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results, performance or achievements to differ materially from those in the forward-looking statements include, but are not limited to:
Bankruptcy-Related Risks

•
the potential adverse effect of the filing of the Chapter 11 Cases on our business, financial condition and results of operations, including our ability to maintain contracts and other business relationships that are critical to our business and the actions and decisions of our creditors and other third parties with interests in the Chapter 11 Cases;

•	our ability to maintain adequate liquidity to fund our operations during the Chapter 11 Cases and to fund a plan of reorganization and thereafter;

[1]
The term “adjusted cash costs per ounce” is a non-GAAP financial measure. See the section titled “Non-GAAP Financial Measures” in Part II – Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

i

•	risks related to whether the holders of our liabilities and/or securities will receive any value for their interests;

•
our ability to obtain approval of the Bankruptcy Court with respect to motions in the Chapter 11 Cases prosecuted from time to time and to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 Cases and to consummate all of the transactions contemplated by one or more such plans or upon which consummation of such plans may be conditioned;

Financial Risks

•	our need to raise additional capital, which may not be available on favorable terms or at all;

•	our ability to restructure our substantial level of indebtedness in federal bankruptcy proceedings in order to emerge from bankruptcy and continue as a going concern;

•	risks related to the debtor-in-possession financing;

•	risks related to our liquidity, financial position, and ability to continue as a going concern.

•	volatile market prices of gold and silver;

•	risks related to the potential write-down of our long-lived assets;

•	our current intention or future decisions whether or not to use forward-sale arrangements;

•	risk associated with our current and future use of derivative financial instruments;
Operational and Development Risks

•
risks related to the heap leaching process at Hycroft, including but not limited to gold and silver recovery rates, gold and silver extraction rates, leach pad remediation processes, and the grades of ore placed on our leach pads;

•	uncertainties concerning estimates of mineral reserves and mineralized materials, and grades;

•	risks related to estimates of the cost or timing of projects related to the Hycroft mill expansion and sustaining capital projects;

•	our ability to achieve our estimated production and sales rates and stay within our estimated operating and production costs;

•	availability and cost of equipment or supplies;

•	uncertainties and risks related to our reliance on contractors and consultants;

•	the commercial success of, and risks relating to, our exploration and development activities;

•	the hazardous nature of mining activities, including operational, geotechnical and environmental risks;

•	risks related to slope stability;

•	uncertainties related to our ability to replace and expand our ore reserves;

•	insurance may not be adequate to cover all risks associated with our business;
Environmental, Compliance, and Regulatory Risks

•	cost of compliance with current and future government regulations, including those related to environmental protection, mining, health and safety, corporate governance and public disclosure;

•
potential operational and financial effects of current and proposed federal and state regulations related to environmental protection and mining, and the exposure to potential liability created by such regulations;

•	uncertainties relating to obtaining or retaining approvals and permits from governmental regulatory authorities;

•	potential challenges to title in our mineral properties;

•	risks associated with proposed legislation in Nevada that could significantly increase the costs of our operations;

•	changes to the climate and regulations and pending legislation regarding climate change could increase the costs of our operations;
Market, General, and Other Risks

•	risks related to trading in our securities during the term of the Chapter 11 Cases;

•	risks related to our common stock no longer being traded on the NYSE MKT and the TSX;

•	risks associated with the inability to retain or attract key personnel necessary to our operations;

•	potential conflicts of interests that may arise through some of our directors’ involvement with other natural resources companies;

•	risks associated with joint ventures;

•	risks related to current and future legal proceedings; and

•	risks related to security breaches.
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
Cautionary Note Regarding Mineralized Material
We report reserve and mineralized material estimates in accordance with SEC Industry Guide 7.  In accordance with SEC Industry Guide 7, resources have been reported as “mineralized material”. Canadian investors are cautioned that estimates of mineralized materials may differ from mineral resource estimates prepared in accordance with the standards of the Canadian Institute of Mining, Metallurgy and Petroleum referred to in the Canadian Securities Administrators’ National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”). Canadian investors should review the mineral resource estimates prepared in accordance with NI 43-101 contained in the mineral proven and probable ore reserves table.
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
“Prefeasibility study” means a preliminary study undertaken to determine if a project is economic on a preliminary basis and a feasibility study should be performed.
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
Historically, gold and silver sales have represented 100% of our operating revenues and the market prices of gold and silver significantly impact our financial position, operating results, and cash flows. Our sole operating mine, the Hycroft Mine (“Hycroft”), is an open-pit heap leach operation located approximately 54 miles west of Winnemucca, Nevada. Hycroft was restarted in 2008 and during the year ended December 31, 2014 we sold 216,937 ounces of gold and 1,841,737 ounces of silver.
As of December 31, 2014, Hycroft had proven and probable mineral reserves of 10.6 million ounces of gold and 465.3 million ounces of silver, which are contained in oxide (heap leach) and sulfide (mill) ores. We currently recover metals contained in oxide ores through our recently expanded heap leach operations. In October 2014, M3 Engineering and Technology Corp. (“M3”), in association with us, completed a feasibility study for a mill expansion which confirmed the results of the April 2014 prefeasibility study and improved on the overall economics of a mill expansion. As of December 31, 2014, our mill ores comprised approximately 87% and 92% of our proven and probable gold and silver mineral reserves, respectively, which is why our long term goal is the construction of a mill at Hycroft to enable us to recover metals contained in mill ores and extend the operating life of the mine.
As discussed in Part I-Item 2. Properties, in addition to Hycroft, we have four advanced exploration properties which have reported other mineralized material and approximately 70 other early stage exploration properties, one of which is a 25% non-controlling interest in the Hasbrouck, Three Hills, and Esmeralda County exploration properties, which have previously reported mineralized material. On an ongoing basis, we evaluate our exploration portfolio to determine ways to increase the value of these properties by improving or increasing the identified mineralized materials and/or selling them or entering into royalty or joint venture agreements.
Hycroft, all of our mineral properties, and our corporate office are located in the state of Nevada. Our corporate headquarters is located at 9790 Gateway Drive, Suite 200, Reno, Nevada 89521.
Voluntary Reorganization Under Chapter 11
Events Leading to Seeking Protection Under Chapter 11
During the last two years, the price per gold ounce and silver ounce decreased from $1,664.00 and $29.95, respectively, at December 31, 2012, to $1,199.25 and $15.97, respectively, at December 31, 2014, and average cost of sales (excluding write-downs) per gold ounce increased from $955 to $1,255 during such periods, both of which adversely impacted us by decreasing operating cash flows and per ounce sales margins. During the year ended December 31, 2014, our net loss of $518.9 million (which includes certain non-cash charges and write-downs) resulted in the generation of $0.8 million of operating cash flows, which was insufficient to meet our capital and liquidity needs. We addressed this shortfall in operating cash flows by 1) borrowing $31.0 million from our revolving credit facility; 2) completing a public offering of common stock and warrants for gross proceeds of $21.8 million; and 3) selling a mineral property for $20.0 million. Despite the aforementioned actions, which resulted in gross proceeds to us of $72.8 million, our Cash and cash equivalents decreased from $81.5 million at December 31, 2013 to $7.6 million at December 31, 2014.
At current metal price levels, we believed that our mining operations could not generate enough cash to make scheduled principal and interest payments required by our debt agreements, fulfill purchase obligations for capital expenditures, and/or cover general and administrative costs necessary to operate the Company. Our previous efforts to improve our financial position and liquidity involved the consideration of various investing and financing activities which may have resulted in us either receiving additional cash proceeds or reducing our future cash obligations and needs. The Board of Directors and our executive management evaluated numerous future plans, including, but not limited to 1) restructuring or recapitalizing portions of our debt obligations; 2) the issuance of additional debt and/or equity securities or instruments; 3) the sale of long-lived assets, mineral properties, and/or equipment, particularly assets currently classified as held for sale; 4) entering into joint ventures, royalty agreements, or streaming transactions; 5) actions which can reduce or delay capital expenditures; and 6) operating and production cost reduction measures. Beginning in February 2015, we began to engage in discussions with certain creditors and their advisors with respect to proposed changes to our capital structure, including the possibility of a consensual, pre-arranged restructuring transaction.
In connection with filing the Chapter 11 Cases, on March 10, 2015, we entered into an agreement (the “Restructuring Support Agreement”) (discussed below) with (1) certain holders (the “Initial Consenting Noteholders”) collectively owning or controlling in excess of 67% of the aggregate outstanding principal amount of our CDN$400.0 million 8.75% senior unsecured notes due 2019 (the “Notes”), issued by Allied Nevada pursuant to that certain indenture dated as of May 25, 2012 (as amended, supplemented or otherwise modified from time to time, the “Indenture”), by and between Allied Nevada and

Computershare Trust Company of Canada, as trustee (the “Indenture Trustee”) and (2) our secured bank lenders (the “Initial Secured Lenders”) in order to effect an agreed upon restructuring of us through a pre-arranged chapter 11 plan of reorganization (the “Plan”). Thereafter, and as discussed in Note 26 - Subsequent Events to the Notes to Consolidated Financial Statements, on March 10, 2015, we filed with the Bankruptcy Court voluntary petitions for relief and, among other things, a restructuring term sheet attached to the Restructuring Support Agreement and incorporated therein (the “Term Sheet”) outlining the terms of a “pre-arranged” reorganization under the federal Bankruptcy Code which, if successful, is expected to recapitalize our balance sheet by reducing our debt balances while concurrently providing additional liquidity (see Note 2 - Summary of Significant Accounting Policies, Note 11 - Debt, Note 21 - Derivative Instruments, and Note 26 - Subsequent Events to the Notes to Consolidated Financial Statements for comprehensive details).
We intend to continue to operate and produce gold at our Hycroft Mine during the bankruptcy process. We are committed to an orderly resolution of our liquidity situation and financial restructuring that will permit us to continue our operations and to attempt to preserve the value of our assets and our overall enterprise value. However, there can be no assurance that we will be successful in doing so, and we are dependent on a financial restructuring to continue as a going concern.
Restructuring Support Agreement
The Restructuring Support Agreement and Term Sheet attached to and incorporated therein sets forth, subject to certain conditions, the commitment to and obligations of, on the one hand, us, and on the other hand, the Initial Consenting Noteholders (and any successors or permitted assigns that become party thereto, the “Consenting Noteholders”) and the Initial Secured Lenders (and any successors or permitted assigns that become party thereto, the “Secured Lenders” and together with the Consenting Noteholders, the “Creditor Parties”) in connection with a restructuring of our debt and equity (including our common stock (the “Existing Common Stock”)) (the “Restructuring Transaction”) pursuant to a pre-arranged plan of reorganization (the “Plan”) to be filed under the “Bankruptcy Code. In the Restructuring Support Agreement, we and the Creditor Parties are committed to support, subject to certain conditions, the Restructuring Transaction, which includes a restructuring of our debt and equity (which consists of our Existing Common Stock and existing warrants to purchase shares of our Existing Common Stock).
The Term Sheet contemplates that we will reorganize as a going concern. Specifically, the material terms of the Plan are expected to effect, among other things, and subject to certain conditions and as more particularly set forth in the Term Sheet, upon the effective date of the Plan, a substantial reduction in our funded debt obligations by:

•	the issuance of a new first lien term loan credit facility in exchange for outstanding indebtedness and exposure under:
(1) our revolving credit facility (the “Revolver”), which had approximately $75.0 million of borrowings and issued letters of credit as of the Petition Date (see Note 11 - Debt to the Notes to Consolidated Financial Statements for additional information), and
(2) the close out amount of our cross currency swap liability and diesel swaps liability owed to the Bank of Nova Scotia, which approximated $86.3 million as of March 11, 2015 (see Note 21 - Derivative Instruments to the Notes to Consolidated Financial Statements for additional information).

•	the issuance of a new second lien convertible term loan credit facility to holders of claims under the DIP Facility (as defined below);

•	the issuance of common stock to holders of claims under the DIP Facility and claims under the Notes; and

•	the issuance of warrants to holders of the Company’s Existing Common Stock.
If the Plan is consummated as contemplated by the Term Sheet, our Existing Common Stock and warrants to purchase shares of our Existing Common Stock will be extinguished. Holders of our Existing Common Stock will receive on a pro rata basis warrants (certain terms of which are set forth in the Term Sheet) for the right to purchase shares of common stock in the reorganized Company only if the class of holders of the Existing Common Stock votes in favor of the Plan. If holders of our Existing Common Stock vote against the Plan, then holders of our Existing Common Stock shall receive no recovery on account of their Existing Common Stock. The holders of our outstanding warrants to purchase shares of our Existing Common Stock will receive no recovery on account of these holdings.
The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet certain milestones related to confirmation and consummation of the Plan, among other items, and certain breaches by the parties under the Restructuring Support Agreement.
Secured Multiple Draw Debtor in Possession Credit Agreement
In connection with the Chapter 11 Cases, on March 12, 2015, we entered into a Secured Multiple Draw Debtor in Possession Credit Agreement (the “DIP Credit Agreement”), among the Company, as borrower, the direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors, Wilmington Savings Funds Society, FSB, as administrative agent and collateral agent and the lenders from time to time party thereto. Subject to final approval by the Bankruptcy Court and the satisfaction of certain other conditions, the DIP Credit Agreement will provide for a secured credit facility to us in an aggregate principal amount of up to $78.0 million (the “DIP Facility”), approximately $35.0 million of which was funded on March 12, 2015 based on a Bankruptcy Court order granting interim approval to this amount of the DIP Facility.

The principal outstanding under the DIP Facility will pay interest on a monthly basis at a rate of 12.0% per annum, 6.0% to be paid in cash and 6.0% to be paid in kind.
The obligations under the DIP Credit Agreement are guaranteed by our subsidiaries and secured by a continuing security interest in all our property and assets (subject only to a carve-out, the liens existing on the Petition Date and adequate protection liens) in accordance with sections 364(c)(2), (c)(3) and (d)(1) of the Bankruptcy Code, including (i) a perfected first-priority security interest in the collateral that is not otherwise encumbered as of the Petition Date (subordinate only to adequate protection liens granted in respect of the secured bank debt), (ii) a perfected junior security interest in all collateral that are subject to valid and perfected liens in existence as of the Petition Date or to valid liens in existence as of the Petition Date and perfected subsequent to the Petition Date as permitted by subsection 546(b) of the Bankruptcy Code and (iii) a perfected first-priority senior, priming, security interest in the collateral junior only to a carve-out, the permitted liens, the liens securing the secured bank debt and the adequate protection liens granted in respect of the secured bank debt. Except to the extent set forth in the DIP Credit Agreement and any Bankruptcy Court orders entered or to be entered in connection therewith, the liens securing the Company’s secured bank debt shall be senior in priority to the liens securing Company’s obligations under the DIP Credit Agreement.
We anticipate using the proceeds of the DIP Facility primarily for (1) purposes permitted by orders of the Bankruptcy Court, including ongoing debtor in possession working capital purposes, (2) the payment of fees, costs and expenses and (3) other general corporate purposes, in each case, only to the extent permitted under applicable law, the DIP Credit Agreement, the orders of the Bankruptcy Court, and in accordance with the approved budget, and further subject to certain exceptions as set forth in the DIP Credit Agreement.
The DIP Credit Agreement contains certain customary and industry/Company-specific representations, covenants, indemnifications and events of default. Events of default include, but are not limited to payment defaults, covenant defaults and certain bankruptcy-related defaults. The financial and non-financial covenants include, but are not limited to, the covenant testing the Reserve Tail (as defined in the DIP Credit Agreement), the prohibited variance covenant testing the “Total Operating Disbursements”, “Total Ounces of Gold Sold”, “Total Ounces of Gold Equivalent Sold” and “Total Monthly Ounces of Gold Produced” line items on the approved budget, and the covenant on the Hycroft Demonstration Plant (as defined in the DIP Credit Agreement). The Reserve Tail covenant requires us to maintain a minimum Reserve Tail of at least 600,000 ounces of gold equivalent at the end of each quarter falling after the closing of the DIP Credit Agreement. The Total Operating Disbursements covenant requires us to make disbursements in accordance with a budget approved by the lenders under the DIP Facility (generally subject to a 10% permitted variance over budget). The Total Ounces of Gold Sold, Total Ounces of Gold Equivalent Sold and Total Monthly Ounces of Gold Produced covenants requires us to sell or produce minimum amounts of gold or equivalent ounces (generally subject to a 10% permitted variance under budget). The Hycroft Demonstration Plant covenant requires us to construct and operate a temporary demonstration plant related to the sulfide mill expansion project at our Hycroft Mine.
The Initial Consenting Noteholders, and/or certain affiliates, and/or related funds or vehicles of the Initial Consenting Noteholders have agreed to provide a backstop to the commitments in respect of the DIP Facility to the extent there is a shortfall (in such capacity, collectively, the “Backstop DIP Lenders”). Each of the Backstop DIP Lenders shall receive its pro rata portion of a non-refundable backstop put option payment of $2.34 million (3.0% of the $78.0 million commitment under the DIP Facility) payable in the form of the new second lien convertible term loan credit facility described above or, subject to the conditions set forth in the Term Sheet, in cash.
In addition, we paid to the lenders under the DIP Facility a non-refundable upfront cash put option payment on a pro rata basis in the aggregate amount of $780,000 (1.0% of the $78.0 million commitment under the DIP Facility) upon the initial funding of the DIP Facility on March 12, 2015. The Company shall also pay to lenders under the DIP Facility a non-refundable upfront put option payment payable in the aggregate amount of $3.12 million (4.0% of the $78.0 million commitment under the DIP Facility) in the form of the new second lien convertible term loans or, subject to certain conditions set forth in the Term Sheet, in cash.
The maturity date of the DIP Credit Agreement is one year from the execution of the DIP Credit Agreement, on March 12, 2016. The DIP Credit Agreement and DIP Facility shall terminate upon the earlier to occur of (a) the date of acceleration of the term loans under the DIP Credit Agreement and the termination of the commitment available under the DIP Facility upon an event of default, (b) the date of consummation of any sale of all or substantially all of the assets of the Company pursuant to Bankruptcy Code section 363, (c) if a final order approving the DIP Facility has not been entered, the date that is 35 calendar days after the Petition Date, (d) the effective date of the Plan and (e) maturity date referenced in the immediately preceding sentence.
Notice of Suspended Trading, Possible Delisting from Stock Exchanges
On March 10, 2015, we received notice from the NYSE MKT LLC (the “NYSE MKT”) that the NYSE MKT had suspended our common stock from trading immediately and determined to commence proceedings to delist our common stock pursuant to Section 1003(c)(iii) of the NYSE MKT LLC Company Guide. The NYSE MKT’s determination was based on the filings in the Chapter 11 Cases, which contemplate that our existing common stock will be extinguished pursuant to a prearranged plan of reorganization. The last day that our common stock traded on the NYSE MKT was March 9, 2015. We do not intend to take any further action to appeal the NYSE MKT’s decision, and therefore it is expected that our common stock will be delisted after the completion of the NYSE MKT’s application to the SEC.
On March 10, 2015, the Toronto Stock Exchange (“TSX”) suspended our common stock from trading immediately while the TSX reviewed our continued eligibility for listing under the TSX’s Expedited Review Process. The suspension and possible delisting were based on the filing of the Chapter 11 Cases, our financial condition and/or operating results, and whether we had adequate working capital and appropriate capital structure. We did not take any further action to appeal the TSX’s decision. On March 17, 2015, the TSX determined to delist our common stock at the close of business on April 16, 2015. The last day that our common stock traded on the TSX was March 9, 2015.
On March 10, 2015, our common stock began being traded in the over-the-counter market runder the symbol “ANVGQ”.
Going Concern
As discussed in Note 2 - Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements, the consolidated financial statements included in this Form 10-K have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern, however, is contingent upon, among other factors, our ability to comply with the provisions in our debtor-in-possession financing, the Bankruptcy Court’s approval of a plan of reorganization in our Chapter 11 Cases and our ability to implement such a plan of reorganization, including obtaining any exit financing. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in our debtor-in-possession financing), for amounts other than those reflected in the accompanying consolidated financial statements, and any plan of reorganization that emerges in our Chapter 11 Cases could materially change the amounts and classifications of assets and liabilities reported in our consolidated financial statements. Accordingly, uncertainties in the bankruptcy process raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this Form 10-K do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary if we are unable to continue as a going concern or as a consequence of the Chapter 11 Cases.
Fresh Start Accounting
As required by accounting Standards Codification (“ASC”) 852 “Reorganizations”, if we meet the required criteria, we may be required to adopt fresh start accounting upon emergence from chapter 11.
Segment Information
Our segments include the Hycroft Mine, Exploration, and Corporate and Other. The Hycroft Mine segment includes the operations, development, and exploration activities of Hycroft and contains 100% of our revenues and production costs. The Exploration segment includes all costs related to the exploration and development of our properties outside of Hycroft and gains and losses resulting from the dispositions or sales of mineral properties. The Corporate and Other segment includes general and administrative costs of the Company. See Note 22 - Segment Information to the Notes to Consolidated Financial Statements for additional information on our segments.
Principal Products and Market Overview
Our principal products are produced at Hycroft and consist of unrefined gold bars (doré) and in-process inventories (metal-laden carbon), both of which are sent to third party refineries before being sold, generally at prevailing spot prices, to financial institutions or precious metals traders. Doré bars and metal-laden carbon are sent to refineries to produce bullion that meets the required market standards of 99.95% pure gold and 99.90% pure silver. Under the terms of our refining agreements, doré bars and metal-laden carbon are refined for a fee, and our share of the refined gold and the separately-recovered silver are credited to our account or delivered to our buyers.
Product Revenues and Customers
In 2014, revenues from gold and silver made up 89% and 11%, respectively, of our total revenue and, as such, we consider gold our principal product. We expect gold and silver sales to be our only source of future revenues. In 2014, all of our revenues were derived from metal sales to four customers; however, we do not believe we have any dependencies on these customers due to the liquidity of the metal markets and the availability of other metal traders and financial institutions.
Gold Uses
Gold has two main categories of use: fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and coins. Gold investors buy gold bullion, coins and jewelry.

Gold Supply
The supply of gold consists of a combination of current production from mining and metal recycling and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations and private individuals. Based on publicly available information, gold production from mines increased 5% during 2014 to a total of approximately 3,479.4 tons (or 101.5 million ounces) and represented approximately 74% of the 2014 global gold supply.
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

Year	High	Low	Average
2005	$536	$411	$444
2006	725	525	604
2007	841	608	695
2008	1,011	713	872
2009	1,213	810	972
2010	1,421	1,058	1,225
2011	1,895	1,319	1,572
2012	1,792	1,540	1,669
2013	1,694	1,192	1,411
2014	1,385	1,142	1,266
On March 26, 2015, the afternoon fixing price for gold on the London Bullion Market was $1,203 per ounce.
Employees
At December 31, 2014, we had approximately 459 employees, of which 441 were employed at the Hycroft Mine. None of our employees are represented by unions.
Competition
We compete with other mining companies, some of which are larger and better capitalized, that operate within a general proximity to our Hycroft Mine, for skilled employees as the nearby population in Winnemucca, NV is small. Shortages of skilled employees could lead to production inefficiencies and/or additional costs. To date, we have not experienced any material shortages in staffing our Hycroft Mine with skilled employees.
From time-to-time certain production inputs have been in short supply. Shortages of production supplies rarely lead to operational issues, but would require us to either substitute with lower quality supplies or to ship these supplies from longer distances. These substitutions and changes could result in production inefficiencies and/or additional costs. To date, we have not experienced any material shortages in production inputs.
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
It is our policy to conduct business in a way that safeguards public health and the environment. We believe that our operations are, and will be, conducted in material compliance with applicable laws and regulations. However, our past and future activities in the United States may cause us to be subject to liability under such laws and regulations. For information about the risks to our business related to environmental regulation, see the Environmental, Compliance, and Regulatory Risks section in Part I-Item 1A. Risk Factors.
During the years ended December 31, 2014, 2013, and 2012, there were no material environmental incidents or non-compliance with any applicable environmental regulations on the properties now held by us. We did not incur material capital expenditures for environmental control facilities during such years and do not expect to incur any material expenditures in 2015 for such environmental control facilities.
Reclamation
We are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies. Our principal reclamation liability is at the Hycroft Mine and is fully secured by surface management surety bonds that meet the financial bonding requirements of the Bureau of Land Management (the “BLM”). Our most recent reclamation cost estimate was approved by the BLM in a January 2014 decision letter and totals $58.3 million. At December 31, 2014, our surface management surety bonds totaled $59.9 million, which were partially collateralized by restricted cash of $38.1 million. If we were to carry out unanticipated reclamation work in the future, our financial position could be adversely affected or our posted bonds may be insufficient. For financial information about our estimated future reclamation costs refer to Note 12 - Asset Retirement Obligation to the Notes to Consolidated Financial Statements.
Mine Safety and Health Administration Regulations
Safety and health is our highest priority which is why we have mandatory mine safety and health programs that include employee and contractor training, risk management, workplace inspection, emergency response, accident investigation and program auditing. We consider these programs to be essential at all levels to ensure that our employees, contractors, and visitors only operate in the safest and healthiest environment possible.
Our operations and exploration properties are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. The number of citations and orders charged against mining operations, and the dollar penalties assessed for such citations, have generally increased in recent years. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires us to provide a mine safety disclosure, which we have done in Part I-Item 4B. Mine Safety Disclosure of this Form 10-K.
Property Interests and Mining Claims
Our exploration activities are conducted in the State of Nevada. Mineral interests may be owned in Nevada by the United States, Nevada, or private parties. Where prospective mineral properties are held by the United States, mineral rights may be acquired through the location of unpatented mineral claims upon unappropriated federal land. Where prospective mineral properties are owned by Nevada or private parties, some type of property acquisition agreement is necessary in order for us to explore or develop such property. Mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and, therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of the public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. For general information about our mineral properties and mining claims refer to Part I-Item 2. Properties. For information about the risks to our business related to our property interests and mining claims, see the Environmental, Compliance, and Regulatory Risks section in Part I-Item 1A. Risk Factors.
Available Information
We maintain an internet website at www.alliednevada.com. Through the Investor section of the website, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements, and Press Releases filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and all amendments to those reports, as soon as reasonably practical after such material is electronically filed or furnished with the SEC. We do not currently make available our Current Reports on Form 8-K on our website, but we will provide you with electronic or paper copies of such report free of charge (not including any exhibits thereto) upon written request to Allied Nevada Gold Corp., 9790 Gateway Drive, Suite 200, Reno, Nevada 89521 Attn: Investor Relations. Our website also contains Interactive Data Files filed or furnished pursuant to Rule 405 of Regulation S-T. In addition, our Corporate Governance Guidelines, the charters of key committees of our Board of Directors, and our Code of Ethics are also available on our web site.
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
The risk factors discussed below are grouped into the following categories: Bankruptcy-Related Risks; Financial Risks; Operational and Development Risks; Environmental, Compliance, and Regulatory Risks; Market Risks; and General and Other Risks.
Bankruptcy-Related Risks
We have filed voluntary petitions for relief under the Bankruptcy Code, which may have an adverse effect on our business, financial condition and results of operations.
We have filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. For the duration of the Chapter 11 Cases, our business and operations will be subjected to various risks, including but not limited to:

•	our ability to maintain credit to retain and attract necessary suppliers and service providers that are critical to our operations;

•	our ability to maintain commercial relationships on competitive terms with our customers;

•	our ability to retain and motivate key employees through the process of the proceedings, and to attract qualified new employees; and

•	the ability of our management team to focus exclusively on business operations due to the significant amount of time and effort to be required in dealing with restructuring related activities.
Our ability to execute our business strategy will be subjected to various risks and uncertainties associated with bankruptcy, including but not limited to:

•	our ability to continue as a going concern;

•	our ability to develop, confirm and consummate the Plan or one or more other plans of reorganization under the Bankruptcy Code;

•	our ability to complete definitive restructuring documents and obtain approval of the Bankruptcy Court with respect to the motions filed in the Chapter 11 Cases;

•	our ability to operate within the restrictions and liquidity limitations of our debtor-in-possession financing; and

•	our ability to comply with and operate under any cash management orders entered by the Bankruptcy Court.
These risks and uncertainties could affect our business and operations in various ways and can ultimately affect our ability to emerge from bankruptcy. For example, negative events or publicity associated with the Chapter 11 Cases could adversely affect our relationships with our suppliers and employees, which in turn could adversely affect our business, results of operations and financial condition. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of opportunities. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, results of operations and financial condition, and there is no certainty as to our ability to continue as a going concern.
If we are not be able to obtain confirmation of a plan of reorganization or if sufficient debtor-in-possession financing is not available, we could be required to seek a sale of the Debtors or certain of their material assets pursuant to Bankruptcy Code section 363 or liquidate under chapter 7 of the Bankruptcy Code.
A plan of reorganization or related disclosure statement has not been filed with the Bankruptcy Court. In order to successfully emerge from chapter 11 bankruptcy protection, we must develop and obtain court and creditor approval of a plan of reorganization. This process requires us to meet statutory requirements with respect to adequacy of disclosure with respect to a plan, soliciting and obtaining creditor acceptance of a plan, and fulfilling other statutory conditions for plan confirmation. While we have entered into a Restructuring Support Agreement with the Creditor Parties, pursuant to which the Creditor Parties have agreed to support and take all reasonable actions to facilitate the implementation and consummation of the Restructuring Transaction pursuant to the Plan and based on the Term Sheet, the Restructuring Support Agreement may be terminated upon the occurrence of certain events. These events include the failure to meet certain milestones related to confirmation and consummation of the Plan, among other items, and certain breaches by the parties under the Restructuring Support Agreement. Our ability to timely meet such milestones and our other obligations under the Restructuring Support Agreement are subject to risks and uncertainties that may be beyond our control. As a result, we may not receive the requisite acceptances to confirm the Plan or another plan of reorganization.
Even if the requisite acceptances of the Plan or another plan of reorganization are received, the Bankruptcy Court may not confirm it or there may not be sufficient exit financing available to finance the Debtors’ emergence from chapter 11. In addition, the DIP Credit Agreement may not be sufficient to meet our liquidity requirements or may be restricted or terminated by the lenders under the DIP Credit Agreement if we breach the terms of such financing. If any of these events were to occur, we could be forced to sell the Company or certain of its material assets pursuant to Bankruptcy Code section 363 or liquidate under chapter 7 of the Bankruptcy Code.
The volatility of the financial markets may prevent us from obtaining financing to complete the reorganization.
In order to reorganize, we may require access to the financial markets. Financial markets are heavily influenced by government policies and interventions, which may ultimately limit the terms, availability and affordability of financing necessary for us to reorganize.
We have not made any final determinations with respect to reorganizing our capital structure, and any changes to our capital structure may have a material adverse effect on existing debt and other security holders.
Any reorganization of our capital structure that we may engage in may include exchanges of new debt or equity securities for our existing debt and equity securities, and such new debt or equity securities may be issued at different interest rates, payment schedules, and maturities than our existing debt and equity securities. We may also modify our existing debt or equity securities to the same effect. Such exchanges or modifications are inherently complex to implement. Pursuant to the Restructuring Support Agreement, if the Plan is consummated as contemplated by the Term Sheet, our existing common stock will be extinguished. Holders of our existing common stock will receive, on a pro rata basis, warrants for the right to purchase shares of common stock in the reorganized Company only if the class of holders of the existing common stock votes in favor of the Plan. If holders of our existing common stock vote against the Plan, they will receive no recovery on account of their existing common stock. The holders of the Company’s outstanding warrants to purchase shares of the Company’s Existing Common Stock will receive no recovery on account of these holdings.
The success of a reorganization, either by the Plan or another plan of reorganization, through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification, and there can be no guarantee of success. If such exchanges or modifications are successful, the existing holders of common stock may find that their holdings no longer have any value, are materially reduced in value or are severely diluted. Also, holders of our debt may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or receive debt with a principal amount that is less than the outstanding principal amount, longer maturities, and reduced interest rates. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. Also, if the existing debt or equity security holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future.
Any plan of reorganization that we are formulating and that we implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

Any plan of reorganization that we may formulate and implement could affect both our capital structure and the ownership, structure and operation of our business and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain suppliers’ confidence in our viability as a continuing entity; (iv) our ability to retain key employees; and (v) the overall strength and stability of general economic conditions and conditions in the gold mining industry. The failure of any of these factors could materially adversely affect the successful reorganization of our business.
In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may not only involve assumptions regarding commodity price levels, production estimates, anticipated costs and other factors that are inherently speculative and subject to risks beyond our control, but also involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our business or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.
Third parties may propose competing chapter 11 plans of reorganization.
Chapter 11 gives us the exclusive right to file a plan of reorganization during the first 120 days after filing. That period can be extended for cause up to a total of 18 months from the date we filed the Chapter 11 Cases with approval of the Bankruptcy Court. While we intend to conclude our Chapter 11 Cases during this so-called “exclusivity period” as it may be extended, there can be no assurance that we will be able to do so. After the expiration of the exclusivity period, third parties can file one or more chapter 11 plans for the Debtors. An alternative plan of reorganization could contemplate the Debtors continuing as a going concern, the Debtors being broken up, the Debtors or their assets being acquired by a third party, the Debtors being merged with a competitor, or some other proposal. We may not believe that such an alternative plan of reorganization is in our stakeholders’ best interests or fully values the benefits to be achieved by our reorganization. If we cannot successfully obtain approval of our plan of reorganization during the exclusivity period, we may have limited ability to prevent an alternative plan of reorganization from being approved by the Bankruptcy Court.
The pursuit of the Chapter 11 Cases has occupied and will continue to occupy a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business, results of operations and financial condition.
A long period of operating under chapter 11 could adversely affect our business, results of operations and financial condition. While the Chapter 11 Cases continue, our management and certain of our employees will be required to spend a significant amount of time and effort focusing on the Chapter 11 Cases. This diversion of attention from other matters may materially adversely affect the conduct of our business, and, as a result, our results of operations and financial condition, particularly if the Chapter 11 Cases are protracted.
We may experience increased levels of employee attrition.
During the term of the Chapter 11 Cases, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to meet operational and financial expectations, thereby adversely affecting our business, results of operations and financial condition. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the term of the Chapter 11 Cases is limited during the Chapter 11 Cases by restrictions on implementation of retention programs and the uncertain value of our equity compensation. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our business, results of operations and financial condition.
Operating under chapter 11 may restrict our ability to pursue strategic and operational initiatives.
Under chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Additionally, the terms of our debtor-in-possession financing limit our ability to undertake certain business initiatives. These limitations include, among other things, our ability to:

•	sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	grant liens; and

•	finance our operations, investments or other capital needs or to engage in other business activities that might be in our interest.
As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty.
While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not currently give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.
As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future financial performance.
Our capital structure will likely be significantly altered under any plan of reorganization ultimately confirmed by the Bankruptcy Court. Under fresh-start reporting rules that may apply to us upon the effective date of a plan of reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our results of operations and financial condition following our emergence from chapter 11 would not be comparable to the results of operations and financial condition reflected in our historical financial statements. In connection with the Chapter 11 Cases and the development of a plan of reorganization, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our business, results of operations and financial condition in any given period.
Financial Risks
We will need to raise additional capital, but such capital may not be available on favorable terms or at all.
Failure to obtain sufficient financing may result in the delay or indefinite postponement of development or production on any of our properties. The downgrades to our credit ratings, as a result of the bankruptcy proceedings, could significantly limit our ability to secure new or additional credit facilities, increase our cost of borrowing, and make it difficult or impossible to raise additional capital on favorable terms or at all. The exploration and development of our properties, including the advancement of the Hycroft Mine mill expansion project, which has an estimated initial capital cost of $1,390 million, and the development of any of our exploration properties, will require significant capital investment.
We may have a significant amount of indebtedness upon emergence from chapter 11 and may require funding after emergence.
We have a significant amount of indebtedness. As of December 31, 2014, we had indebtedness of $540.3 million, including CDN $400.0 million aggregate principal of Notes (which have been swapped to $400.4 million at 8.375% through a currency swap agreement; but excluding a $43.4 million liability position on such currency swap as of December 31, 2014 from our total indebtedness of $540.3 million) and the remaining being attributed to capital lease and term loan obligations for mobile equipment, security deposit advances for an electric rope shovel, and cash borrowings under our Revolver. In addition, as of December 31, 2014 we had $16.4 million of outstanding financial letters of credit issued under our Revolver. A plan of reorganization or related disclosure statement has not been filed with the Bankruptcy Court, and under any such plan of reorganization we may continue to have a significant amount of indebtedness upon emergence from bankruptcy. If significant, such indebtedness could:

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
There can be no assurance that the reorganized Debtors will be able to generate sufficient cash flow from operations or that sufficient future borrowings will be available to pay off the reorganized Debtors’ debt obligations. The reorganized Debtors’ ability to make payments on, and to refinance, their debt will depend on their ability to generate cash in the future.

This, to a certain extent, will be subject to general economic, business, financial, competitive, legislative, regulatory, and other factors that will be beyond the control of the reorganized Debtors. The reorganized Debtors may need to refinance all or a portion of their debt on or before maturity; however, there can be no assurance that the reorganized Debtors will be able to refinance any of their debt on commercially reasonable terms or at all.
The mining industry is capital intensive, and sources of cash to finance our capital expenditures may not always be available. While we believe the DIP Credit Agreement, which is subject to Bankruptcy Court approval on a final basis and certain other conditions, will be sufficient to fund our operations in the near term, there can be no assurance that we will be successful in obtaining sufficient additional capital to expand our current operations through cash from operations or additional financing or other transactions, if and when required, on acceptable terms. If we are unable to obtain such financing, if and when needed, we may be forced to curtail business objectives and to finance our business activities with only such internally generated funds as may then be available.
The provisions of the DIP Credit Agreement, which is subject to Bankruptcy Court approval on a final basis and certain other conditions, may have adverse effects on our operations and financial results.
The DIP Credit Agreement contains restrictive covenants that will limit our ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends;

•	disposition of assets;

•	repay other indebtedness;

•	grant additional liens on our assets;

•	enter into transactions with our affiliates;

•	make certain investments or acquisitions of substantially all or a portion of another entity’s business assets;

•	merge with another entity or dispose of our assets;

•	engage in new lines of business; and

•	make expenditures or payments outside of an agreed upon budget.
The requirement that we comply with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.
Under the provisions of the DIP Credit Agreement, which is subject to Bankruptcy Court approval on a final basis and certain other conditions, if we breach the terms of such financing and our debtor in-possession lenders terminate the DIP Credit Agreement, they and our Revolver lenders will have the right to sell those assets in order to satisfy our obligations to them.
Our secured debt obligations under the DIP Credit Agreement are secured by a lien on substantially all of our assets including the equity interests in our material subsidiaries. In the event of foreclosure relating to us or our subsidiaries that have guaranteed our indebtedness under that financing, holders of this secured indebtedness and our Revolver lenders will have prior claims with respect to substantially all of our assets. In such an event, there can be no assurance that we would receive any proceeds from a foreclosure sale of our assets that constitute collateral following the satisfaction of the secured lenders’ priority claims.
If we are unable to comply with the restrictions and covenants in the DIP Credit Agreement, which is subject to Bankruptcy Court approval on a final basis and certain other conditions, and future debt agreements, there could be a default under the terms of such agreements, which could result in an acceleration of repayment.
If we are unable to comply with the restrictions and covenants in the DIP Credit Agreement or in future debt agreements, there could be a default under the terms of these agreements. Our ability to comply with these restrictions and covenants, may be affected by events beyond our control. As a result, we cannot assure you that we will be able to comply with these restrictions and covenants. In the event of a default under these agreements, lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable. If any of these events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing.
Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.
Our consolidated financial statements as of December 31, 2014 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to receive significant amounts of future cash flows from either investing and/or financing activities. As a result of this going concern modification, we may have a difficult time obtaining additional financing which would likely result in the loss in the value of your investment in us.

The market prices of gold and silver are volatile. A decline in gold and silver prices could result in decreased revenues, decreased net income, increased losses, and decreased cash flows, and may negatively affect our business.
Gold and silver are commodities. Their prices fluctuate and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The prices of gold and silver, as quoted by The London Bullion Market Association on December 31, 2014 and 2013, were $1,199.25 and $1,201.50 per ounce for gold, respectively, and $15.97 and $19.50 per ounce for silver, respectively. The prices of gold and silver may decline in the future. A substantial or extended decline in gold or silver prices would adversely impact our financial position, revenues, net income (loss) and cash flows, particularly in light of our current strategy of not engaging in hedging transactions with respect to gold or silver. In addition, sustained lower gold or silver prices may:

•	reduce revenues further through production declines due to cessation of the mining of deposits, or portions of deposits, that have become uneconomic at the then-prevailing gold or silver price;

•	reduce or eliminate the profit, if any, that we currently expect from ore stockpiles and ore on leach pads;

•
halt, delay, modify, or cancel plans for the construction of a mill for the sulfide ores or the development of new and existing projects (e.g., the recent feasibility study used base case metal assumptions of $1,300 per ounce of gold and $21.67 per ounce of silver, which are higher than the current market prices for these commodities);

•	make it more difficult for us to satisfy and/or service our debt obligations;

•	reduce existing reserves by removing ores from reserves that can no longer be economically processed at prevailing prices;

•	cause us to recognize an impairment to the carrying values of our production-related inventories, mineral properties, and long-lived assets; and

•	reduce funds available for exploration, with the result that depleted reserves may not be replaced.
The period-end market value of our production-related inventories is determined in part by using period-end prices per gold and silver ounce and is highly sensitive to these inputs. Due to lower metal price levels and increases in per gold ounce production costs, the application of our lower of cost or market accounting policy resulted in write-downs of Ore on leach pads during the years ended December 31, 2014 and 2013 of $70.7 million and $12.6 million, respectively. Further declines from December 31, 2014 metal price levels or increases in future production costs could result in, or contribute to, additional future write-downs.
Similarly, although we crushed 2.8 million ore tons during 2014, we made a decision in November 2014 to temporarily shut down the crusher due to declining metal prices. At current metal prices, we believe the incremental benefit from increased recoveries does not exceed the total costs of running the crusher. If metal prices do not improve, we do not plan to utilize the crusher for our heap leach operations.
Our inability to secure the financing required to begin construction of the mill expansion project during 2014, due in part to the significant and sustained decline in gold and silver prices during 2013 and 2014, caused us to write down certain of our long-lived assets and, in the future, such declines could cause Hycroft to become less profitable, which could require us to record additional write-downs of long-lived assets. Such write-downs may adversely affect our results of operations and financial condition.
We review our long-lived assets for recoverability pursuant to the Financial Accounting Standard Board’s Accounting Standards Codification Section 360 (“ASC 360”). Under that standard, we review the recoverability of our long-lived assets, such as our mill expansion project and heap leach operations, annually and at interim periods if triggering events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Such review involves us estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment, measured by comparing an asset’s carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows. We conduct a review of the financial performance of our asset groups in connection with the preparation of our financial statements for each reported period and determine whether any triggering events are indicated.
Our assessment of the recoverability of our long-lived assets at December 31, 2014 under ASC 360 indicated that a write-down of our mill expansion project of $387.9 million was required, as our inability to secure the financing required to begin construction of the mill expansion project significantly decreased the overall near-term probability of completing the mill expansion project. This non-cash impairment charge resulted in a write-down in our Statement of Comprehensive (Loss) Income and reduced the carrying value of Plant, equipment, and mine development, net on the Company’s balance sheet at December 31, 2014, and triggered an event of default under our outstanding indebtedness. Refer to Note 7 - Plant, Equipment, and Mine Development, Net to the Notes to Consolidated Financial Statements for additional information.

If there are further significant and sustained declines in silver and gold prices, or if we fail to control production and operating costs or realize the mineable ore reserves at Hycroft, we may terminate or suspend mining operations at Hycroft. This event could require a further write-down of the carrying value of our assets. Any such actions would adversely affect our results of operations and financial condition, and could result in other events of default under our outstanding indebtedness.
We do not currently use forward sale or other significant hedging arrangements to protect against movements in gold and silver prices and commodity prices (other than related to a portion of our diesel costs from time to time) and, as a result, our operating results are exposed to the impact of any significant decrease in the price of gold or silver or any significant increase in commodity prices.
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
Our derivative financial instruments expose us to risk of opportunity loss, mark-to-market accounting adjustments, and exposure to counterparty credit risk, and often times require us to make significant cash payments that adversely affect our financial condition.
From time to time, we may enter into derivative financial instruments to hedge our risk against fluctuations in the price of diesel fuel and other production input costs, interest rates, or foreign exchange rates (cash flow hedges). Additionally, from time to time, we may enter into agreements which are derivatives that are unrelated to the hedging of a specific risk, such as our common stock warrant liability. Our derivative financial instruments can expose us to risk of an opportunity loss and credit risk with counterparties and may result in significant mark-to-market accounting adjustments, which may have a material adverse impact on reported financial results.
As of December 31, 2014, our cross currency swap was in a $43.4 million liability position and our diesel swaps were in a $5.6 million liability position. The out-of-money exposure under each of our outstanding cross currency and diesel swaps can be accelerated and become due and payable upon notice to us after an event of default. The filing of the Chapter 11 Cases constitutes an event of default under each of the swap agreements. On March 10, 2015, we received notice of early termination from each of the counterparties to these swaps, which notices have the effect of terminating each such swap and causing the close-out amount under each such swap to become due and payable immediately. The notices provided for an aggregate close-out amount of approximately $109.3 million, or $87.2 million after realization of letters of credit and cash collateral.
Operational and Development Risks
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
The calculation of mineral reserves, other mineralized material and grades are estimates and depend upon geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable. There is a degree of uncertainty attributable to the calculation of mineral reserves and mineralized material, and corresponding grades. Until mineral reserves and other mineralized materials are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of mineral reserves and other mineralized materials may vary depending on metal prices, which largely determine whether mineral reserves and other mineralized materials are classified as ore (economic to mine) or waste (uneconomic to mine). A decline in metal prices may result in previously reported mineral reserves (ore) becoming uneconomic to mine (waste). Our current reserve estimates were calculated using a $1,200 per ounce gold price and $20 per ounce silver price. A material decline in the current price of these commodities could require a reduction in our reserve estimates. Any material change in the quantity of mineral reserves, other mineralized materials, mineralization, grade or stripping ratio may affect the economic viability of our properties. In addition, we can provide no assurance that gold recoveries or other metal recoveries experienced in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.
Cost estimates and timing of our Hycroft Mine expansion project is uncertain, which may adversely affect our expected production and profitability.
The capital expenditures and time required to develop and explore the Hycroft Mine (and any of our exploration properties not currently contemplated), are considerable and changes in costs, construction schedules, commodity prices and other factors can adversely affect project economics and expected production and profitability. There are a number of factors that can affect costs and construction schedules and result in our assumptions and estimates about the anticipated benefits of a project being incorrect, including, among others:

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
We currently recover gold and silver from oxide ores at the Hycroft Mine through our heap leach operations. In October 2014, M3, in association with us, completed a feasibility study for a mill expansion which confirmed the results of an earlier prefeasibility study. The construction of a mill at Hycroft would allow us to recover metals contained in sulfide (mill) ores. However, it is important to note that the economic parameters described in a feasibility study include a number of assumptions and estimates that could prove to be incorrect. We use a feasibility study to make a reasoned determination of whether to proceed with a project and to support the required financing for a project, but investors should not assume that the economic analysis contained in a feasibility study is a guarantee of future performance or that the estimated net present value (“NPV”) or internal rate of return (“IRR”) values will be achieved. Actual results may differ materially. In particular, the processing of sulfide ore at the Hycroft Mine, if it is to occur, is uncertain and, therefore, the costs and timing of the commencement of sulfide operations at the Hycroft Mine could vary greatly from our estimates.
We may not achieve our production and/or sales estimates and our costs may be higher than our estimates, thereby reducing our cash flows and negatively impacting our results of operations.
We prepare estimates of future production, sales, and costs for our operations. We develop our estimates based on, among other things, mining experience, reserve and other mineralized material estimates, assumptions regarding ground conditions and physical characteristics of ores (such as hardness and presence or absence of certain metallurgical characteristics) and estimated rates and costs of mining and processing. All of our estimates are subject to numerous uncertainties, many of which are beyond our control. Our actual production and/or sales may be lower than our estimates and our actual costs may be higher than our estimates, which could negatively impact our cash flows and results of operations. While we believe that our projections and estimates are reasonable at the time they are made, actual results will vary and such variations may be material. These projections and estimates are necessarily speculative in nature, and one or more of the assumptions underlying such projections and estimates may not materialize. Investors are cautioned not to place undue reliance on the projections and estimates set forth in this Form 10-K.
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
We contract and engage third party contractors and consultants for a portion of our operations and for our construction projects, including the crushing facility and the mill expansion project, and other ongoing sustaining capital projects at the Hycroft Mine. As a result, our operations and construction projects are subject to a number of risks, some of which are outside our control, including:

•	negotiating agreements with contractors and consultants on acceptable terms, particularly in light of the bankruptcy proceedings;

•	the inability to replace a contractor or consultant and their operating equipment in the event that either party terminates the agreement;

•	reduced control over those aspects of operations which are the responsibility of the contractor or consultant;

•	failure of a contractor or consultant to perform under their agreement or disputes relative to their performance;

•	interruption of operations or increased costs in the event that a contractor or consultant ceases their business due to insolvency or other unforeseen events;

•	failure of a contractor or consultant to comply with applicable legal and regulatory requirements, to the extent they are responsible for such compliance; and

•	problems of a contractor or consultant with managing their workforce, labor unrest or other employment issues.
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
Substantial expenditures are required to further explore our Hycroft Mine and any of our exploration properties, to establish reserves and other mineralized material through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties or the expansion of our existing projects, to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot provide assurance that any reserves or other mineralized material discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis. A number of factors, including costs, actual mineralization, consistency and reliability of ore grades and commodity prices, affect successful project development. The efficient operation of processing facilities, the existence of competent operational management, as well as the availability and reliability of appropriately skilled and experienced consultants also can affect successful project development. There can be no assurance that our exploration and development programs, including the advancement of the Hycroft Mine oxide operation and the mill expansion project, will result in economically viable mining operations or yield new mineral reserves or other mineralized material.
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
The sale of our mineral properties and suspension of acquisition and exploration activities greatly limit our ability to generate new reserves or identify other mineralized materials to replace or expand our current reserves.
Because mines have limited lives based on proven and probable ore reserves, we are continually seeking to replace and expand our ore reserves. Identifying promising mining properties is difficult and speculative. From time to time we may sell mineral properties we own, such as our second quarter of 2014 sale of a 75% controlling interest in our Hasbrouck, Three Hills and Esmerelda County exploration properties, which greatly limits our ability to develop or grow our reserves or identify other mineralized materials. As a result, our revenues from the future sale of gold and silver may decline, resulting in lower income and reduced growth. We have currently suspended our acquisition and exploration activities, and are thus unable to replace and expand current ore reserves through the acquisition of new mining properties or interests therein on terms we consider acceptable.
Our insurance may not cover all of the risks associated with our business.
The mining business is subject to risks and hazards, including construction risks, environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, slide-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability. Insurance fully covering many of these risks is not generally available to us and if it is, we may elect not to obtain it because of the high premium costs or commercial impracticality. We do not currently carry business interruption insurance and have no plans to obtain such insurance in the future. Any liabilities that we incur for these risks and hazards could be significant and could adversely affect results of operation, cash flows and financial condition.

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
These environmental regulations require us to obtain various operating permits, approvals and licenses and also impose standards and controls relating to exploration, development and production activities. For instance, we are required to hold a Nevada Reclamation Permit with respect to the Hycroft Mine. This permit mandates concurrent and post-mining reclamation of mines and requires the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Our most recent reclamation cost estimate was approved by the BLM in the January 2014 decision letter and totals $58.3 million. At December 31, 2014, our surface management surety bonds totaled $59.9 million, which were partially collateralized by restricted cash of $38.1 million. Compliance with this and other federal and state regulations could result in delays in beginning or expanding operations, incurring additional costs for investigation or cleanup of hazardous substances, payment of penalties for non-compliance or discharge of pollutants, and post-mining closure, reclamation and bonding, all of which could have an adverse impact on our financial performance and results of operations.
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
Our mineral properties consist of private mineral rights, leases covering private lands, leases of patented mining claims and unpatented mining claims. Many of our mining properties in the United States are unpatented mining claims located on lands administered by the BLM, Nevada State Office to which we have only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper location and posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. We believe a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, and this uncertainty is inherent in the mining industry.
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
Market, General, and Other Risks
Trading in our securities during the term of the Chapter 11 Cases is highly speculative and poses substantial risks.
Trading in securities of an issuer in bankruptcy is extremely speculative, and there is a very significant risk that investors will lose their entire investment. It is impossible to predict at this time whether our equity or other securities will be canceled or if holders of such equity or other securities will receive any distribution with respect to, or be able to recover any portion of, their investments. Trading prices for our equity or other securities may bear little or no relationship to actual recovery, if any, by holders thereof during the term of the Chapter 11 Cases.
We caution and urge existing and future investors to carefully consider the significant risks with respect to investments in our equity and other securities.
Our common stock is no longer traded on the NYSE MKT or the TSX. Our common stock is traded only in the over-the-counter market, which could negatively affect our stock price and liquidity.
Our common stock was historically listed on the NYSE MKT and the TSX under the symbol “ANV.” In connection with the commencement of the Chapter 11 Cases, effective March 10, 2015, the NYSE MKT and the TSX suspended the trading of our common stock and are taking action to remove our common stock from listing and registration on such exchanges. Our common stock is now trading in the over-the-counter market under the symbol “ANVGQ”. The extent of the public market for our common stock and the continued availability of quotations depends upon such factors as the aggregate market value of the common stock, the interest in maintaining a market in our common stock on the part of securities firms and other factors. The over-the-counter market is a significantly more limited market than the NYSE MKT and TSX, and the quotation of our common stock on the over-the-counter market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. There can be no assurance that any public market for our common stock will exist in the future or that we will be able to relist our common stock on a national securities exchange. In connection with the delisting of our common stock, there may also be other negative implications, including the potential loss of confidence in us by suppliers and employees and the loss of institutional investors.
We are in the process of considering suspension of our reporting obligations under the Securities Exchange Act of 1934.
Our directors and management are in the process of exploring the advantages and disadvantages to us and our shareholders of suspending our reporting obligations under the Securities Exchange Act of 1934 following the expected delisting of our common stock from the NYSE MKT. No final decisions have been made in this regard, including as to the timing thereof. Upon suspension of our reporting obligations under the Securities Exchange Act of 1934, we would cease filing reports with the SEC, which will result in significantly less information about the Company being publicly available. The lack of publicly available information about the Company could adversely affect the price and liquidity of our common stock and any securities issued in connection with the Chapter 11 Cases.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any dividends on our common stock and we intend to retain all of our earnings for the foreseeable future to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases or holders of our common stock receive a distribution in the Chapter 11 Cases. Our board of directors retains the discretion to change this policy, subject to the Bankruptcy Code and other applicable law.
Anti-takeover provisions in our organizational documents and under Delaware law could make a third party acquisition of us difficult.
Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of our board of directors to designate the terms of and issue new series of preferred stock. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless certain specific requirements are met as set forth in Section 203. Collectively, these provisions could make a third party acquisition of us difficult or could discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
If we lose key personnel or are unable to attract and retain additional personnel, we may be unable to develop our business.
Our development in the future will be highly dependent on the efforts of key management employees, specifically, Robert Buchan, our Executive Chairman, Randy Buffington, our Chief Executive Officer, Stephen Jones, our Executive Vice President and Chief Financial Officer, and other key employees that we may hire in the future. Although we have entered into employment agreements with Mr. Buffington and Mr. Jones, we do not have and currently have no plans to obtain key man insurance with respect to any of our key employees. As well, we will need to recruit and retain other qualified managerial and technical employees to build and maintain our operations. If we are unable to successfully recruit and retain such persons, which may be difficult in light of the bankruptcy proceedings, our development and growth could be significantly curtailed.
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
In the future, we may enter into joint ventures or other partnership arrangements with other parties in relation to the exploration, development and production of certain of the properties in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constituting documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture or partnership. Further, we may be unable to exert control over strategic decisions made in respect of such properties, including our existing joint venture at our Maverick Springs property where we are a minority (45%) owner, the Hasbrouck and Three Hills properties where we have an option to retain a 25% ownership interest, or any future joint ventures which we may become party to. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and therefore could have a material adverse effect on our results of operations, financial performance, and cash flows.
We are currently, and in the future may be, subject to legal proceedings.
Due to the nature of our business, we may be subject to regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business.

In addition to the Chapter 11 Cases, we are currently the subject of purported securities class-action lawsuits in the United States and Canada, which allege that we made false and misleading statements in our public disclosures to induce the purported class members to purchase our securities at artificially inflated prices. We dispute the claims and intend to contest the actions vigorously. While we do not believe, based on currently available information, that contingencies related to these lawsuits will have a material adverse effect on our financial statements, litigation is inherently uncertain and there can be no assurance that these proceedings will be resolved in our favor. Regardless of the outcome, such litigation could have an adverse impact on our business because of defense and settlement costs, diversion of management resources and other factors.
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
Item 1B. Unresolved Staff Comments

None.
Item 2. Properties
We classify our mineral properties into three categories: “Operating Properties”, “Advanced Exploration Properties”, and “Other Exploration Properties”. Operating Properties are properties in which we operate a producing mine. Hycroft, as described below, is our only Operating Property and makes up the “Hycroft Mine” segment in our Consolidated Financial Statements. Advanced Exploration Properties are properties where we retain a significant or controlling interest or joint venture and there has been sufficient historical drilling and analysis completed to identify and report reserves or other mineralized material. Other Exploration Properties are those for which insufficient drilling and geologic investigations have been completed to define mineralized materials or properties where we retain an insignificant or non-controlling interest or joint venture. In our Consolidated Financial Statements, the “Exploration” segment includes all costs, expenses, gains, and losses attributable to our Advanced and Other Exploration Properties.
Operating Property
Hycroft Mine
For a detailed discussion of Hycroft’s operating and production data, see Part II - Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Hycroft Mine.
The following shows where Hycroft and our Advanced Exploration Properties are located as well as areas of Hycroft:

Hycroft Mine
Mountain View
Wildcat
49
Jungo Rd
Winnemucca
80
Elko
Pony Creek
Maverick Springs
Reno
50
Carson City
N
0
25
50
100
Miles
Operating Mine
Advanced Exploration Properties
Las Vegas

 -

Proposed
Rail Spur
Merrill-Crowe
Plant
Proposed
Mill
Bay Area
Office &
Maintenance
North Leach
Pad
Crusher
~ 3.0 miles
Brimstone
Pit
Central/
Cut 5
Vortex
Main East-West Railway (Union Pacific)
State Route 49 (Jungo Road)

We currently have one Operating Property, Hycroft, an open-pit heap leach operation which is located 54 miles west of Winnemucca, NV. Winnemucca, a city with a population of approximately 8,000, is a commercial community on Interstate 80, 164 miles northeast of Reno. The town is served by a transcontinental railroad and has a municipal airport. Access to Hycroft from Winnemucca is by State Road No. 49 (Jungo Road), a good-quality, unpaved road, and a short access road to the main entrance of the mine. Well-maintained mine and exploration roads provide access throughout the property. Access is also possible from Imlay, Gerlach, and Lovelock by unpaved roads intersecting Interstate 80 and Nevada State Route 447. The majority of our employees live in the Winnemucca area. The site receives electrical power provided by NV Energy from the northwestern Nevada power grid. The Hycroft Mine currently has water rights which are adequate to support our current and planned future oxide heap leach and sulfide operations.
We hold 28 private patented claims and 3,248 unpatented mining claims that constitute our Hycroft Mine Operating Property. The total acreage covered by unpatented claims is approximately 68,759 acres and an additional 1,912 acres is covered by patented claims. Combining the patented and unpatented claims, total claims cover approximately 70,671 acres. Our Hycroft patented claims occupy private lands and our unpatented claims occupy public lands, administered by the BLM. These claims are governed by the laws and regulations of the U.S. federal government and the state of Nevada. To maintain the patented claims in good standing, we must pay the annual property tax payments to the county in which the claims are held. To maintain the unpatented claims in good standing, we must file a notice of intent to maintain the claims within the county and pay the annual mineral claim filing fees to the BLM. A portion of Hycroft is subject to a mining lease requiring us to pay 4% net profit royalty to the owner of certain patented and unpatented mining claims, subject to a maximum of $7.6 million, of which $2.1 million had been paid as of December 31, 2014. There is no expiration date on the net profit royalty.
Hycroft was formerly known as the Crofoot-Lewis open pit mine, which was a small heap leaching operation that commenced in 1983. Vista Gold Corp., a corporation incorporated under the laws of the Yukon Territory (“Vista”), acquired the Crofoot-Lewis claims and mine in 1987 and 1988. During this first operating period the mine produced over 1.0 million ounces of gold and 2.5 million ounces of silver. The mine production continued until it was placed on a care and maintenance program in December 1998 due to low gold prices. We acquired Hycroft in 2007 pursuant to an arrangement agreement where Vista transferred to us its Nevada mining properties. We completed our first year of mining operations in 2009.
Exploration and Development
We have recently expanded our heap leach operations and, in October 2014, we completed a feasibility study for our previously commenced (and subsequently deferred) mill expansion. Although we have not yet secured the financing required to begin construction of a mill, we continue to explore potential available financing options. For a detailed discussion on expansion and development projects that occurred at Hycroft during 2014 and 2013, see the Hycroft Mine - Hycroft Expansion Projects section included in Part II - Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In 2014, we drilled 260 holes, representing approximately 76,945 feet, with a focus on targeting oxide ore proximal to current ore reserves at the Bay, Central, and Brimstone pits to expand our oxide (heap leach) mineralized material. The drilling results obtained were utilized to update our corresponding engineering models. A similar sized drill program with the same objective has been designed for 2015.
At December 31, 2014, the gross book cost of the Hycroft mineral property totaled $3.5 million and its associated plant, equipment, and mine development totaled $1,036.2 million.
Geology
Hycroft is located on the western flank of the Kamma Mountains. The deposit is hosted in a volcanic eruptive breccia and conglomerates associated with the Tertiary Kamma Mountain volcanics. The volcanics are mainly acidic to intermediate tuffs, flows and coarse volcaniclastic rocks. Volcanic rocks have been block-faulted by dominant north-trending structures, which have affected the distribution of alteration and mineralization. The Central Fault and East Fault control the distribution of mineralization and subsequent oxidation. A post-mineral range-front fault separates the ore body from the adjacent Pleistocene Lahontan Lake sediments in the Black Rock Desert.
The known gold mineralization within Hycroft extends for a distance of three miles in a north-south direction by 1.5 miles in an east-west direction. Mineralization extends to a depth of less than 330 feet in the outcropping to near-outcropping portion of the deposit on the northwest side to over 2,500 feet in the Vortex deposit to the east. The mineralization is oxide from the surface down to a depth of approximately 300 feet and sulfide mineralization occurs at this depth. The transitional mineralization occurs at the boundary region where original sulfide mineralization has been partially oxidized.
Mineral Proven and Probable Ore Reserves
Our reserve estimates are calculated in accordance with Industry Guide 7 of the Exchange Act. Proven and probable reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance of other countries. We conduct ongoing studies of our ore bodies to optimize economic values and to manage risk. We revise our mine plans and estimates of proven and probable mineral reserves as required and in accordance with the latest available studies. Our estimates of proven and probable reserves are prepared by and are the responsibility of our employees, and are reconciled to production amounts on monthly, rolling six month, and rolling 12 month bases.
Our most recent reserve estimated proven and probable reserves as of December 31, 2014, using prices of $1,200 per ounce for gold and $20 per ounce for silver. The average London Bullion Market spot metal prices for the past three years is approximately $1,449 per ounce for gold and $25 per ounce for silver. Below is a summary of our estimated proven and probable ore reserves as of December 31, 2014.

	Ore Tons (000’s)	Gold		Silver			Strip Ratio
Category		Grade (oz/ton)	Contained Ounces (000’s)	Grade (oz/ton)	Contained Ounces (000’s)	Waste Tons (000’s)
Proven reserves - heap leach	134,369	0.009	1,150	0.24	31,696
Probable reserves - heap leach	36,680	0.007	246	0.20	7,486
Proven reserves - mill	620,392	0.012	7,432	0.57	352,974
Probable reserves - mill	157,760	0.011	1,722	0.46	73,119
Proven and probable reserves	949,201	0.011	10,550	0.49	465,275	1,427,214	1.50%

Advanced Exploration Properties
Advanced Exploration Properties are both those properties where we retain a significant controlling interest or joint venture and where there has been sufficient drilling and analysis completed to identify and report reserves or other mineralized material. We currently have four properties on which mineralized material has been identified: Maverick Springs (a 45% joint venture with Silver Standard), Mountain View, Wildcat, and Pony Creek/Elliot Dome. None of these properties currently have proven or probable reserves as defined by Industry Guide 7 of the Exchange Act. At the end of 2014, these four properties contained 1,606 unpatented mining claims, covering approximately 33,180 acres. Over the past three years, we have not performed any significant exploration campaigns at Maverick Springs, Mountain View, Wildcat, or Pony Creek/Elliot Dome and do not currently have any plans to perform significant exploration activities at these properties in 2015. We continually evaluate these properties to determine how to best advance them by improving or increasing the identified mineralized materials and/or selling them or entering into joint venture or royalty agreements.
Other Exploration Properties
In general, Other Exploration Properties consist of those properties for which insufficient drilling and geologic investigations have been completed to define mineralized materials or properties where we retain a non-controlling interest or joint venture. We have approximately 70 Other Exploration Properties, one of which is a 25% non-controlling interest in the Hasbrouck, Three Hills, and Esmeralda County exploration properties, which have previously reported mineralized material, and for which we sold a 75% controlling interest to West Kirkland Mining, Inc. in 2014 (refer to Note 8 - Mineral Properties, Net to the Notes to Consolidated Financial Statements for additional information). Certain of our Other Exploration Properties have been optioned and leased to other mining and exploration companies in return for production royalties averaging approximately 3.0%. We intend to continue to pursue strategic options for our Other Exploration Properties through exploration programs, joint ventures, royalty agreements, or the sale or release of the mineral property.
During the year ended December 31, 2014, we completed a review of our Other Exploration Properties and as a result abandoned six mineral properties.
Item 3. Legal Proceedings
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
As discussed above, on March 10, 2015, the Debtors filed the Chapter 11 Cases with the Bankruptcy Court. The Debtors will continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. For additional information regarding our Chapter 11 Cases, see Item 1. Business - “Voluntary Reorganization Under Chapter 11” and Note 26 - Subsequent Events to the Notes to Consolidated Financial Statements.
Item 4. Mine Safety Disclosure

Safety and health is our highest priority, which is why we have a mandatory mine safety and health program that includes employee and contractor training, risk management, workplace inspection, emergency response, accident investigation and program auditing. We consider these programs to be essential at all levels to ensure that our employees, contractors, and visitors operate in the safest and healthiest environment possible.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Form 10-K.

PART II - FINANCIAL INFORMATION
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock was previously listed and traded on the NYSE MKT and the Toronto Stock Exchange (“TSX”) under the symbol “ANV”. On March 10, 2015, the NYSE MKT suspended trading of our common stock and commenced proceedings to delist the common stock. The last day that our common stock traded on the NYSE MKT was March 9, 2015. We do not intend to take any further action to appeal the NYSE MKT’s decision, and therefore it is expected that our common stock will be delisted after the completion of the NYSE MKT’s application to the SEC. On March 10, 2015, the TSX suspended our common stock from trading immediately, and on March 17, 2015, the TSX determined to delist our common stock at the close of business on April 16, 2015. The last day that our common stock traded on the TSX was March 9, 2015.
The following table sets out the reported high and low sale prices as reported by the NYSE MKT and the TSX during the last two fiscal years:

		NYSE MKT ($)		Toronto Stock Exchange (CDN$)
		High	Low	High	Low
2014	4th quarter	3.42	0.72	3.82	0.83
	3rd quarter	4.06	2.92	4.34	3.24
	2nd quarter	4.50	2.61	4.96	2.86
	1st quarter	6.70	3.65	7.42	3.87
2013	4th quarter	5.09	3.01	5.25	3.20
	3rd quarter	7.50	3.54	7.58	3.66
	2nd quarter	16.65	5.40	16.77	5.66
	1st quarter	31.31	15.65	31.00	15.91
As of March 26, 2015, there were 126,193,336 shares of our common stock issued and outstanding, and as of March 10, 2015 we had 201 registered stockholders of record.
We have never paid dividends or repurchased shares of our common stock and currently have no intention to do so. Our DIP Credit Agreement, Notes, Revolver, and certain capital lease agreements, contain provisions that restrict our ability to pay dividends and repurchase or redeem capital stock. For additional information on these restrictions, please see Part II – Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Covenants and Note 11 - Debt and Note 26 - Subsequent Events to the Notes to Consolidated Financial Statements.
Stock Performance Graph
The following graph and table compares the performance of our common stock to the S&P 500 Index and the PHLX Gold/Silver Sector IndexSM, assuming reinvestment of dividends on December 31 of each year indicated. The chart and table assumes $100 invested at the per share closing price on NYSE MKT in Allied Nevada and each of the indices on December 31, 2009 through December 31, 2014. The following performance graph and table is furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any filing under the Securities Act or Exchange Act.

Comparison of 5 Year Cumulative Total Return
Among Allied Nevada Gold Corp., the S&P 500 Index, and the PHLX Gold and Silver Sector Index

	December 31,
	2009	2010	2011	2012	2013	2014
Allied Nevada Gold Corp.	$100.00	$174.73	$200.80	$199.80	$23.54	$5.77
S&P 500 Index	100.00	114.86	117.23	135.78	179.42	203.60
PHLX Gold and Silver Index	100.00	134.67	107.36	98.42	50.01	40.88
Sales of Unregistered Securities
The Company had no sales of unregistered securities during the years ended December 31, 2014, 2013, and 2012.
Equity Compensation Plan Information
The following table summarizes our equity compensation plans, all of which have been approved by our stockholders:

	December 31, 2014
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)	Weighted average exercise price or grant date fair value of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a)) (#)
Allied Nevada Restricted Share Plan	2,021,081	7.64	—
Allied Nevada 2007 Stock Option Plan	500,000	4.35	—
Deferred Share Unit Plan	380,560	7.26	116,348
Performance and Incentive Pay Plan	302,871	3.25	3,684,629
Deferred Phantom Unit Plan	248,136	18.50	11,597
	3,452,648		3,812,574
For additional information on our equity compensation plans refer to Note 14 - Stock-Based Compensation to the Notes to Consolidated Financial Statements.
Item 6. Selected Financial Data
The following table summarizes selected consolidated financial data and is derived from our audited Consolidated Financial Statements and should be read in conjunction with “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Item 8. Financial Statements and Supplementary Data.”
Selected Financial Data
U.S. dollars in thousands (except per share amounts)

	Years Ended December 31,
Results of operations	2014	2013	2012	2011	2010
Revenue	$310,425	$267,901	$214,559	$152,029	$130,930
Total cost of sales	342,947	209,156	109,492	63,029	64,685
Net (loss) income	(518,925)	1,405	47,727	36,709	34,128
Basic net (loss) income per share	(4.90)	0.01	0.53	0.41	0.41
Diluted net (loss) income per share	(4.90)	0.01	0.52	0.40	0.41

	December 31,
Financial position	2014	2013	2012	2011	2010
Cash and cash equivalents	$7,575	$81,470	$347,047	$275,002	$337,829
Inventories	20,957	26,410	19,726	28,305	9,978
Ore on leachpads, current	214,444	206,504	129,180	64,230	49,357
Stockpiles and ore on leachpads, non-current	91,904	116,192	38,357	11,320	—
Plant, equipment, and mine development, net	443,289	890,271	538,037	190,694	84,955
Total assets	941,238	1,512,601	1,233,224	657,206	567,352
Debt, current	540,263	76,226	28,614	10,306	3,215
Debt, non-current	—	522,427	496,578	34,245	11,104
Total liabilities	663,680	735,552	613,250	92,084	44,598
Total stockholders’ equity	277,558	777,049	619,974	565,122	522,754

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “us”, “our”, the “Company”, and “Allied Nevada” refer to Allied Nevada Gold Corp. and its subsidiaries. The following discussion, which has been prepared based on information available to us as of March 27, 2015, provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”). References to “$” refers to United States currency and “CDN $” to Canadian currency.
Voluntary Reorganization Under Chapter 11
On March 10, 2015 (the “Petition Date”), Allied Nevada Gold Corp. and certain of its domestic direct and indirect subsidiaries (together with Allied Nevada Gold Corp., the “Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under Case No. 15-10503. We will continue to operate our business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.
For additional information regarding the Chapter 11 Cases, see Item 1. Business - “Voluntary Reorganization under Chapter 11” and Note 2 - Summary of Significant Accounting Policies, Note 11 - Debt, Note 21 - Derivative Instruments, and Note 26 - Subsequent Events to the Notes to Consolidated Financial Statements.
Overview
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

•	Hycroft Mine which provides a detailed discussion of our operations and expansion projects;

•	Results of Operations which provides a discussion and analysis of our operating results for the last three years;

•	Liquidity and Capital Resources which provides a discussion of our cash flows (last three years), liquidity, available sources of liquidity, capital requirements, and debt covenants; and

•
Non-GAAP Financial Measures which includes a description of our non-GAAP financial measure “adjusted cash costs per ounce”, the reasons for our use of such measure, and a three year reconciliation to our production costs and write-down of production inventories (the nearest GAAP measures).

Introduction to the Company
We are a U.S.-based primary gold producer focused on mining, developing, and exploring properties in the state of Nevada in a safe, environmentally responsible, and cost-effective manner. Gold and silver sales represent 100% of our revenues and the market prices of gold and silver significantly impact our financial position, operating results, and cash flows.
Our sole operating mine, the Hycroft Mine (“Hycroft”), is an open-pit heap leach operation and during the year ended December 31, 2014 we sold 216,937 ounces of gold and 1,841,737 ounces of silver produced at Hycroft. As of December 31, 2014, Hycroft had proven and probable mineral reserves of 10.6 million ounces of gold and 465.3 million ounces of silver, which are contained in heap leach and mill ores. We currently recover metals contained in oxide ores through our recently expanded heap leach operations. In October 2014, M3 Engineering and Technology Corp. (“M3”), in association with us, completed a feasibility study for a mill expansion which confirmed the results of the April 2014 prefeasibility study and improved on the overall economics of a mill expansion. As of December 31, 2014, our mill ores comprised approximately 87% and 92% of our proven and probable gold and silver mineral reserves, respectively, which is why our long term goal is the construction of a mill at Hycroft to enable us to recover metals contained in mill ores and extend the operating life of the mine.
We cannot control the prices that we receive for the sale of our products, which is why our near-term operating strategies and goals focus on sales volumes, costs, capital expenditures, and other items that we may have discretionary influence over. Our near-term operating strategies and goals, which we strive to accomplish to the best of our ability in a safe and environmentally responsible manner, include:

•
maximize operating cash flows by meeting projected ounces sold volumes, achieving our annual targeted mining and processing rates and cost metrics, and operating our heap leach operations to its full, steady-state capacity;

•	manage discretionary general, administrative, and exploration related spending;

•	minimize our capital expenditures; and

•	maintain, at all times, sufficient liquid assets and access to capital resources.
If we are able to carry out our near-term operating strategies and goals, we believe we will be better positioned to continue working towards our long-term goal, which is the construction and operation of a mill to process the sulfide ore at Hycroft.
Executive Summary
Our 2014 highlights and significant developments included the following, which are discussed in further detail throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”):
Health and safety: We remained committed to our core values, health and safety, and operated in an environmentally responsible manner. Regrettably, there was one lost time accident at our Hycroft Mine during the fourth quarter; however, through our “continuous improvement” approach, we believe we constantly improve and strengthen the overall health and safety environment at our Hycroft Mine.
Ounces sold: We sold an annual record 216,937 gold ounces and 1,841,737 silver ounces (double the amount of silver ounces sold in 2013) as we continued to benefit from our previously expanded heap leach operations; however, due to an increased waste to ore strip ratio and our decision to shut down the crusher (discussed below in the Hycroft operations highlight) and acid leach heap leach ore encountered during the fourth quarter, we did not achieve our initial 2014 sales guidance of 230,000 to 250,000 gold ounces.
Net loss: Net loss was $518.9 million (or $4.90 per share - basic and diluted). Although we sold a record number of gold and silver ounces, we were negatively impacted by a low metal price environment, increased production costs, a write-down of production inventories, a write-down of long-lived assets and stockpiles, losses on assets classified as held for sale and asset dispositions, and increased interest expense.
Insufficient liquidity and Chapter 11 Cases: Despite our proactive approach to liquidity throughout the year, due to lower than planned metal sales, a low metal price environment, and significant capital expenditures and debt service payments, our cash and cash equivalents and available sources of liquidity decreased during the year to critical levels at year end. As discussed in Note 2 - Summary of Significant Accounting Policies and Note 26 - Subsequent Events to the Notes to Consolidated Financial Statements, on March 10, 2015, we filed the Chapter 11 Cases with the Bankruptcy Court which, if successful, are expected to recapitalize our balance sheet by reducing our debt balances while concurrently providing additional liquidity.
Hycroft operations: We achieved our annual mining rate target and placed 36.7 million ore tons on the leach pads (2.8 million tons of which was crushed during the first nine months of the year) containing approximately 218,196 recoverable ounces of gold, which was lower than our initial internal target (for the reasons discussed above in the Ounces sold highlight). In November 2014, we decided to temporarily shut down the crusher due to declining metal prices as we believe the incremental benefit from increased recoveries does not exceed the total costs of running the crusher. If metal prices do not stabilize at improved levels, we do not plan to utilize the crusher for our heap leach operations.
Hycroft mill expansion: We completed a feasibility study for a mill expansion in October 2014 that confirmed and improved on the results of the April 2014 prefeasibility study. We have not yet secured the financing required to begin construction of a mill.
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
We consider an accounting estimate to be critical if it requires significant management judgments and assumptions about matters that are highly uncertain at the time the estimate is made and if changes in the estimate that are reasonably possible could materially impact our financial statements. Although other estimates are used in preparing our financial statements, we believe that the following accounting estimates are the most critical to understanding and evaluating our reported financial results. For information on all of our significant accounting policies, see Note 2 - Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements.

Ore on Leach Pads
Estimate Required:
The recovery of gold at the Hycroft Mine is accomplished through a heap leaching process, the nature of which limits our ability to precisely determine the recoverable gold ounces in ore on leach pads. We estimate the quantity of recoverable gold ounces in ore on leachpads using surveyed volumes of material, ore grades determined through sampling and assaying of blastholes, and estimated recovery rates based on ore type and domain. The quantity of recoverable gold ounces and recovery rates varies based on ore mineralogy, ore grade, ore particle sizes, solution flows, and pH levels. The estimated recoverable gold ounces placed on the leach pads and recovery rates are periodically reconciled by comparing the related ore to the actual gold ounces recovered (metallurgical balancing). The ultimate recoverable gold ounces or life-of-mine recovery rate is unknown until mining operations cease. A change in the recovery rate or the quantity of recoverable gold ounces in our ore on leach pads could materially impact our financial statements.
Impact of Change in Estimate:
Changes in recovery rate estimates or estimated recoverable gold ounces that do not result in write-downs are accounted for on a prospective basis; however, if a write-down is required, ore on leach pads would be adjusted to market values before prospectively accounting for the remaining costs and revised estimated recoverable gold ounces. We have not experienced any significant changes to estimated recovery rates or estimates of recoverable gold ounces. As discussed in Note 4 - Stockpiles and Ore On Leach Pads to the Notes to Consolidated Financial Statements, our $70.7 million write-down of ore on leach pads resulted solely from the application of our lower of cost or market accounting policy and was unrelated to our metallurgical balancing analytics or changes to recovery rates.
At December 31, 2014, if our estimate of recoverable gold ounces on the leach pad decreased by 1% or 2%, recoverable gold ounces in ore on leach pads would decrease by 2,623 ounces or 5,246 ounces, respectively, which would require a write-down of $2.3 million or $5.3 million, respectively, of our ore on leach pad costs before prospectively accounting for the remaining costs. A 1% or 2% increase to our estimate of recoverable gold ounces in ore on leach pads would increase the estimated recoverable ounces by the aforementioned amounts and reduce our weighted average cost per ounce by approximately $12 per ounce or $23 per ounce, respectively, which would be accounted for on a prospective basis.
Impairment of Long-Lived Assets
Estimate Required:
Our long-lived assets, which consist of plant, equipment, and mine development, are evaluated for recoverability annually and at interim periods as needed. An impairment is determined to exist if the total projected future cash flows on an undiscounted basis are less than the carrying amount of a long-lived asset group. An impairment loss is measured and recorded based on the excess carrying value of the impaired long-lived asset group over fair value. To determine fair value, we use a discounted cash flow model based on quantities of estimated recoverable minerals and incorporate projections and probabilities involving metal prices (considering current and historical prices, price trends and related factors), production levels, operating and production costs, and the timing and capital costs of expansion and sustaining projects, all of which are based on life-of-mine plans. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups, which for us is 1) heap leach operations and 2) mill expansion project. The assumptions, projections, and probabilities used to determine estimates of future cash flows are consistent or reasonable in relation to internal budgets and projections. Any change in the assumptions, projections, or probabilities used in our impairment calculations could materially impact our financial statements.
Impact of Change in Estimate:
The significant assumptions used in our 2014 impairment tests (other than estimates related to proven and probable ore reserves) included long-term gold and silver selling prices of $1,269 and $19 per ounce, respectively, which represent our 2014 average realized selling prices, and a remote probability of securing financing sufficient to construct a mill, and resulted in an impairment charge of $387.9 million. If we were to increase our estimates of long-term gold and silver selling prices and the probability of securing sufficient financing to construct a mill, the recorded amount of the impairment (if any at all) for the mill expansion project asset group may have decreased. As of December 31, 2014, our projected future cash flows on an undiscounted basis from our heap leach operations exceeded the carrying value of the related long-lived asset group by approximately 25%. Refer to Note 7 - Plant, Equipment, and Mine Development, Net to the Notes to Consolidated Financial Statements for additional information.
Proven and Probable Ore Reserves
Estimate Required:
Proven and probable ore reserves are the part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. Our proven and probable ore reserves are periodically updated, usually on an annual basis. Estimated recoverable gold ounces in our proven and probable reserves at the Hycroft Mine are used in units-of-production amortization calculations and are the basis for future cash flow estimates utilized in impairment calculations. When determining proven and probable reserves, we must make assumptions and estimates of future commodity prices, the mining methods we use and intend to use in the future, and the related costs incurred to develop, mine, and process our reserves. Our estimates of recoverable gold ounces in proven and probable reserves are prepared by and are the responsibility of our employees. Any change in estimate or assumption used to determine our proven and probable ore reserves could change our estimated recoverable gold ounces in such reserves, which may have a material impact on our financial statements and/or our calculations of units-of-production amortization and impairment charges (if any).
Impact of Change in Estimate:
Future changes in estimates of recoverable gold ounces are used in our units-of-production calculations and impairment calculations on a prospective basis.
Based upon our most recently completed proven and probable reserve study, the estimated recoverable gold ounces contained therein would have to change significantly to change the results of our 2014 long-lived asset impairment test as our impairment charges were driven by the decreased probability of the mill expansion, not estimates surrounding our reserves. Additionally, a change in the estimated recoverable gold ounces would need to eliminate the 25% excess of projected future cash flows from our heap leach operations to result in an additional impairment charge. If our proven and probable ore reserves decreased by 5% the effect on our 2014 recorded amortization expense would be approximately $0.1 million.
Income Taxes
Estimate Required:
We account for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of our liabilities and assets and the related income tax basis for such liabilities and assets. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future income, we make estimates about future gold and silver sales, metals prices and future production costs. Additionally, significant judgment must be used in determining how much weight to give each piece of evidence considered in determining realizability. Changes to any of these estimates or assumptions could change our conclusions regarding the realizability of deferred tax assets and corresponding income tax, which may have a material impact on our financial statements.
Impact of Change in Estimate:
As of December 31, 2014, based on the weight of available evidence, we determined that it is more likely than not that the benefit of our net deferred tax assets will not be realized and recorded a full valuation allowance of $178.6 million against such assets. In considering the evidence, we gave significant weight to recent operating results, future projections, and the inability to secure financing to construct a mill. At December 31, 2014, if we had determined that it is more likely than not that some or all of the benefit of our net deferred tax assets would be realizable, we would have have reduced our recorded valuation allowance of $178.6 million to as low as $nil depending on our estimates of future taxable income and the weight of other evidence.

Hycroft Mine
Operations
Key operating statistics for the previous three years are as follows:

	Years ended December 31,
	2014	2013	2012
Ore mined (000’s tons)	33,894	45,557	30,299
Ore mined and crushed (000’s tons)	2,841	—	—
Ore mined and stockpiled (000’s tons)	3,190	3,515	3,346
Waste mined (000’s tons)	58,460	32,969	22,088
	98,385	82,041	55,733
Excavation mined (000’s tons)	—	3,288	4,945
Ore mined grade - gold (oz/ton)	0.011	0.011	0.012
Ore mined grade - silver (oz/ton)	0.434	0.219	0.211
Ounces produced - gold	214,345	190,831	136,930
Ounces produced - silver	1,818,637	882,225	794,097
Ounces sold - gold	216,937	181,941	114,705
Ounces sold - silver	1,841,737	858,073	696,144
Average realized price - gold ($/oz)	$1,269	$1,365	$1,681
Average realized price - silver ($/oz)	$19	$23	$31
Adjusted cash costs per ounce, excluding write-down[1]	$812	$802	$638
Adjusted cash costs per ounce[1]	$1,064	$855	$638
As discussed below in the Hycroft Mine - Hycroft Expansion Projects section, our mining rate and processing capabilities were expanded during 2013, which resulted in the production and sale of a record number of gold and silver ounces in 2013 and again in 2014 when Hycroft operated at its steady-state capacity. Our expanded, more efficient mobile mine equipment fleet, which includes the two electric rope shovels, allowed us to increase our total tons mined by 20% in 2014, following an already significant annual increase of 47% in 2013. In addition to achieving our planned tonnage volumes, during 2014 our average cash cost per ton mined decreased by approximately 27% (to $1.51 per ton) from 2013. As part of our heap leach expansion, in 2013 we commissioned the North leach pad and a 21,500 gpm Merrill-Crowe solution processing plant, the latter of which allowed us reduce the use of our carbon columns and improve silver recoveries. At the beginning of 2014, our only ongoing heap leach expansion project was the crushing system, which as of June 2014, was operating at a capacity (in terms of throughput) sufficient to support our current heap leach operations. We crushed 2.8 million ore tons in 2014; however, as of November 2014, due to declining metal prices, the decision was made to temporarily shut down the crusher until metal prices stabilize at improved levels.
Although a record number, the 216,937 gold ounces sold in 2014 fell short of our initial 2014 sales guidance of 230,000 to 250,000 ounces primarily due to 1) an increased waste to ore strip ratio to support our 2015 mine plan and 2) our decision to shut down the crusher. At the end of the second quarter of 2014, we had sold 116,520 gold ounces which was in line with the annual rate required to achieve our initial guidance. In the third quarter of 2014 we updated our mine plan to focus on moving additional waste to open up new mining areas for 2015 thereby lowering the number of ore tons placed on the leach pads during the second half of 2014. Additionally, due to low metal prices, we selectively utilized the crusher following its June 2014 commissioning until November 2014, when the decision was made to temporarily shut down the crusher until metal prices stabilize at improved levels. At current metal prices, we believe the incremental benefit from increased recoveries does not exceed the total costs of running the crusher. The 1,841,737 silver ounces sold in 2014, which represents the mid-point of our initial annual guidance, is more than double the number of silver ounces sold in 2013. Our silver to gold ounces sold ratio was 8.5:1.0, compared to 4.7:1.0 for 2013, as our average silver grade of ore mined increased to 0.434 oz/ton (compared to 0.219 oz/ton in 2013) and approximately 86% of our 2014 gold ounces sold (compared to 62% in 2013) was from solution processed through our Merrill-Crowe plants, which yield higher silver concentrations and recoveries than solution processed through our carbon columns.

[1]
The term “adjusted cash costs per ounce” is a non-GAAP financial measure. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See the section on “Non-GAAP Financial Measures” in this MD&A for additional information.

Our adjusted cash costs per ounce1 (excluding write-down) during 2014 was $812 (consistent with $802 in 2013) due primarily to improved silver sales (as planned) from solution processed through our Merrill-Crowe plants and increased silver grades. During 2014, we sold on average an additional 3.8 ounces of silver per gold ounce, which resulted in additional silver credits of $72 per gold ounce sold compared to 2013. The increase in silver ounces sold helped to offset lower average realized silver prices and higher per ounce cash production costs, which is discussed below in the Results of Operations section. As discussed in Note 4 - Stockpiles and Ore On Leach Pads to the Notes to Consolidated Financial Statements, in accordance with our lower of cost or market accounting policy we recorded a $70.7 million write-down of ore on leach pads during the third quarter of 2014 which included $54.7 million of previously incurred cash production costs. This write-down negatively impacted our 2014 adjusted cash costs per ounce1 by $252 and was unrelated to any metallurgical balancing analytics or changes to recovery rates.
Hycroft Expansion Projects
Our proven and probable mineral reserves are contained in heap leach and mill ores. We currently recover metals contained in oxide ores through our heap leach operations; the construction of a mill would allow us to recover metals contained in sulfide ores. As of December 31, 2014, our mill ores comprised approximately 87% and 92% of our proven and probable gold and silver mineral reserves, respectively, which is why our long term goal is the construction of a mill at Hycroft to enable us to recover metals contained in mill ores and extend the operating life of the mine.
Heap leach (oxide ore)
We have previously completed heap leach expansion projects which included increasing the mining rate through larger capacity haul trucks, electric rope shovels, and production drills and expanding leach pad operations through increased leach pad size (North leach pad) and additional solution processing capacity (Merrill-Crowe plant). During 2014, the only ongoing heap leach expansion project was the crushing system, which as of June 2014, was operating at a capacity (in terms of throughput) sufficient to support our current heap leach operations. Although we crushed 2.8 million ore tons during 2014, as of November 2014, due to declining metal prices, the decision was made to temporarily shut down the crusher. At current metal prices, we believe the incremental benefit from increased recoveries does not exceed the total costs of running the crusher. Going forward, we plan to monitor metal price levels and our mine plan to identify the point at which we would expect increased revenues from crushed ore would considerably exceed the costs of running the crusher. Until such time, we do not expect to utilize the crusher for our heap leach operations.
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
Mill (sulfide ore)
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

Subsequent to completion of the October 2014 feasibility study, using the same parameters, we and M3 directed our focus on Phase 1 of the mill expansion with the goal of maintaining the throughput rate of Phase 1 of the mill construction while minimizing upfront capital requirements. The capital re-sequencing and optimization exercise indicated that we can begin operation of the first line of the mill for an estimated capital outlay of approximately $768 million, a reduction of 18% from estimated Phase 1 costs that were shown in the October 2014 feasibility study of approximately $934.5 million. The expected reduction in the Phase 1 capital was achieved by re-sequencing construction of infrastructure and certain components that were previously scheduled to be built in Phase 1, but would not deliver significant cash flow in the current market environment or were not being fully utilized until the full 120,000 tpd mill was operating. A detailed capital cost estimate of the optimized Phase 1 was completed in early 2015.
We have not yet secured the financing required to begin construction of Phase 1 of the mill and continue to explore potential available financing options.
Results of Operations
Revenue
Gold revenue
The table below summarizes changes in gold revenue, ounces sold, and average realized prices for the following periods:

	Years ended December 31,
	2014	2013	2012
Total gold revenue (thousands)	$275,318	$248,386	$192,847
Gold ounces sold	216,937	181,941	114,705
Average realized price (per ounce)	$1,269	$1,365	$1,681

	2014 vs. 2013	2013 vs. 2012
The change in gold revenue was attributable to (thousands):
Increase in ounces sold	$47,777	$113,040
Decrease in average realized price	(17,482)	(36,252)
Effect of average realized price decrease on ounces sold increase	(3,363)	(21,249)
	$26,932	$55,539
During 2014 and 2013 our gold revenue increased by approximately 11% and 29%, respectively, over the preceding years primarily due to increases in the number of gold ounces sold. Gold ounces sold in 2014 increased by 34,996 ounces (or 19%) as our heap leach operations performed at a steady-state capacity following the expansion projects that were completed in 2013. During 2013, we expanded our mine equipment fleet, increased the ore under leach and solution flows to the pads, and increased our solution processing capacity, which resulted in a 67,236 ounce increase (or +59%) in gold ounces sold. During 2014 and 2013, gold revenue was negatively impacted by decreases of $96 (or -7%) and $316 (or -19%), respectively, to the average realized price per ounce compared to the preceding year, which partially offset the revenue increases from higher ounces sold.
Silver revenue
The table below summarizes changes in silver revenue, ounces sold, and average realized prices for the following periods:

	Years ended December 31,
	2014	2013	2012
Total silver revenue (thousands)	$35,107	$19,515	$21,712
Silver ounces sold	1,841,737	858,073	696,144
Average realized price (per ounce)	$19	$23	$31

	2014 vs. 2013	2013 vs. 2012
The change in silver revenue was attributable to (thousands):
Increase in ounces sold	$22,372	$5,051
Decrease in average realized price	(3,159)	(5,880)
Effect of average realized price decrease on ounces sold increase	(3,621)	(1,368)
	$15,592	$(2,197)
For the reasons discussed above in the Gold revenue section, during 2014 and 2013, the number of silver ounces sold increased by 983,664 ounces (or 115%) and 161,929 (or 23%), respectively, over the preceding years. During 2014, our silver to gold ounces sold ratio was 8.5:1.0, compared to 4.7:1.0 for 2013, as our average silver grade of ore mined increased to 0.434 oz/ton (compared to 0.219 oz/ton in 2013) and approximately 86% of our 2014 gold ounces sold (compared to 62% in 2013) was from solution processed through our Merrill-Crowe plants, which yield higher silver concentrations and recoveries than solution processed through our carbon columns. During 2014 and 2013, silver revenue was negatively impacted by decreases of $4 (or -17%) and $8 (or -26%), respectively, to the average realized price per ounce compared to the preceding year, which partially offset the revenue increases from higher ounces sold.
Total cost of sales
Total cost of sales consists of production costs, depreciation and amortization, and write-down of production inventories. The table below summarizes changes in total cost of sales for the following periods (in thousands):

	Years ended December 31,
	2014	2013	2012
Production costs	$211,253	$165,478	$94,898
Depreciation and amortization	61,004	31,092	14,594
Write-down of production inventories	70,690	12,586	—
Total cost of sales	$342,947	$209,156	$109,492

	2014 vs. 2013	2013 vs. 2012
The change in cost of sales was attributable to:
Increase in gold ounces sold	$37,810	$64,180
Increase in average cost of sales per ounce	31,767	14,436
Effect of average cost per ounce increase on ounces sold increase	6,110	8,462
	75,687	87,078
Increase in write-down of production inventories	58,104	12,586
	$133,791	$99,664
As discussed above in the Gold Revenue section, during 2014 and 2013, we sold 19% and 59% more gold ounces, respectively, than the preceding year. These quantity increases, together with an increase in the average cost of sales per gold ounce and a write-down of production inventories, increased our total cost of sales.
Production costs
Increased costs of mining additional waste more than offset the efficiencies of our expanded heap leach operations during 2014 and increased our average cash production costs per gold ounce placed on the leach pads. During 2014, our average cash mining costs per ton decreased by approximately 27% to $1.51 per ton as our two efficient electric rope shovels were in operation for the full year. However, as shown above in the Hycroft Mine – Operations table, we progressed through increased waste to open up new mining areas for the 2015 mine plan; our 2014 waste to ore strip ratio (excluding stockpiled ore) increased by approximately 129% to 1.6:1.0 compared to 0.7:1.0 during 2013. We also incurred approximately $6.8 million of production costs while we ran the crusher during 2014.
During 2013 we experienced a comparable waste to ore strip ratio to 2012 but progressed through a lower gold ore grade phase of the mine plan. In the first half of 2013, increased maintenance costs of older loading equipment, and inefficient utilization of the mobile fleet resulted in a significant increase to the average cost per ounce placed on the leach pads. During the second half of 2013, we commissioned two electric rope shovels and a 21,500 gpm Merrill-Crowe plant and began to realize efficiencies from our mobile equipment dispatch system, all while operating with a leaner workforce subsequent to the July 2013 reduction in force.
Depreciation and amortization
Depreciation and amortization per gold ounce sold during 2014, 2013, and 2012 was $281, $171, and $127, respectively. As we expanded our oxide heap leach operations, the amount of plant, equipment, and mine development in service increased, resulting in a significant increase in depreciation and amortization per gold ounce sold. From January 1, 2013 to December 31, 2014, prior to recording an impairment on our long-lived assets, our plant, equipment, and mine development in service increased by $437.4 million (or 121%) as we placed into service the North leach pad, two electric rope shovels, the 21,500 gpm Merrill-Crowe plant, and the crusher (which was only amortized when being used in operations).
Write-down of production inventories
As discussed above, during the last two years our cash production costs and non-cash depreciation and amortization costs per gold ounce have increased. Due to low metal price levels at year end, as of December 31, 2014, the carrying value of our ore on leach pads (current and non-current) subsequent to the write-down in September 2014 was just above the estimated market value calculated in accordance with our lower of cost or market accounting policy. Further declines from December 31, 2014 metal price levels and/or future production costs per gold ounce greater than the December 31, 2014 carrying value per gold ounce included in ore on leach pads could result in, or contribute to, additional future write-downs of production-related inventories. Write-downs have not been related to any metallurgical balancing analytics or changes to recovery rates. See Note 4 - Stockpiles and Ore On Leach Pads to the Notes to Consolidated Financial Statements for additional information.
Exploration, development, and land holding
Exploration, development, and land holding totaled $2.6 million, $3.6 million, and $7.4 million during 2014, 2013, and 2012, respectively, consisting of compensation and benefit costs for our exploration employees, land holding and claim maintenance fees, and exploration campaign fees (when present). We did not perform any exploration activities in 2014 at our outside properties and have not employed a statewide exploration workforce since the third quarter of 2013. Our 2013 costs decreased from 2012 as we incurred only minimal exploration program costs during the first half of 2013. During 2012, we spent $4.4 million for drilling campaigns that took place at some of our Advanced Exploration Properties.
General and administrative
General and administrative costs totaled $20.7 million, $18.9 million, and $16.3 million during 2014, 2013, and 2012, respectively. The 2014 increase of $1.8 million was due to increased rent expense for housing facilities and additional legal expenses, which more than offset decreases to employee-related cash compensation and benefit costs from reduced staff levels at our corporate headquarters. The 2013 increase of $2.6 million was attributable to increased staff levels for a majority of the year (which were reduced by approximately 40% during the third quarter) in support of our growing operations and increased stock-based compensation costs. Additionally, stock-based compensation costs for directors increased $1.3 million during 2013 compared to 2012.
Loss (gain) on dispositions or sales of mineral properties, net
During 2014 and 2013, following reviews of our early-stage exploration properties, which are properties having no defined mineralized material due to insufficient historical exploration activities, we abandoned certain properties and recorded losses of $2.7 million and $1.4 million, respectively. Additionally, during 2014, we recorded a $19.5 million gain for the sale of a 75% controlling interest in our Hasbrouck, Three Hills, and Esmeralda County exploration properties. We received $20.0 million of gross proceeds from the sale which exceeded the $0.5 million carrying value of the exploration properties sold. For additional detail, see Note 8 - Mineral Properties, Net to the Notes to Consolidated Financial Statements.
Loss on assets classified as held for sale and asset dispositions, net
From time to time, we determine that certain of our property and equipment no longer fit into our strategic operating plans and commit to a plan to sell such identified assets. During 2014 and 2013, we recorded losses of $10.2 million and $11.7 million, respectively, on assets classified as held for sale and asset dispositions. The $10.2 million loss during 2014 primarily resulted from 1) classifying additional used mining equipment as held for sale and adjusting such assets to fair value and 2) reducing the carrying value (fair value) of assets previously classified as held for sale for updated, lower market valuations. The $11.7 million loss during 2013 primarily resulted from classifying a residential housing and townhouse development, new and used blasthole drills, used haul trucks, shovels, and graders, and the components required for one electric wire rope shovel as held for sale and adjusting such assets to fair value.
Write-down of long-lived assets and stockpiles
During 2014, write-down of long-lived assets and stockpiles totaled $429.9 million. We were unable to secure the financing required to begin construction of the mill expansion project which significantly decreased the overall near-term probability of completing the mill expansion project and resulted in an impairment write-down of long-lived assets of $387.9 million and a write-down of stockpiles of $42.1 million. Despite our 2014 mill-related write-downs, our long term goal remains the construction of a mill at Hycroft to enable us to recover metals contained in mill ores and extend the operating life of the mine. Refer to Note 4 - Stockpiles and Ore On Leach Pads and Note 7 - Plant, Equipment, and Mine Development, Net to the Notes to Consolidated Financial Statements for additional information.
Separation and severance
Separation and severance costs relate to the rationalizing of our employee headcount to align our operations in the most strategic and cost-efficient manner and totaled $5.9 million during 2013. During the third quarter of 2013 we reduced the Hycroft Mine workforce by approximately 24% and our corporate workforce by approximately 40%. There were no comparable costs in the 2014 and 2012 years. For additional information refer to Note 16 - Separation and Severance Costs to the Notes to Consolidated Financial Statements.

Interest expense
Interest expense was $39.8 million, $22.6 million, and $17.9 million during 2014, 2013, and 2012, respectively. Interest charges were primarily related to interest on our May 2012 senior notes (the “Notes”) and capital lease and term loan obligations, reduced for amounts capitalized to our project expenditures. Interest capitalized during 2014 decreased from 2013 and 2012 as fewer expansion projects were ongoing. For additional detail on our recorded interest expense, including amounts capitalized, and changes to our debt obligations refer to Note 11 - Debt to the Notes to Consolidated Financial Statements.
Other, net
Other, net was $5.8 million and $1.0 million of expense during 2014 and 2013, respectively, and $0.3 million of income during 2012. Other, net consists of fair value changes to our outstanding common stock warrants and marketable equity securities (received in a 2011 mineral property sale and sold in the fourth quarter of 2013), foreign currency transaction gains (losses) on the Notes, which are offset by corresponding amounts from the cross currency swap, hedge ineffectiveness from our diesel swaps, and adjustments recorded for the discontinuance of cash flow hedges. For additional detail on our other income and expense, refer to Note 17 - Other, Net to the Notes to Consolidated Financial Statements.
Income tax benefit (expense)
Income tax (expense) benefit totaled $(4.8) million, $8.1 million, and $(16.4) million during 2014, 2013, and 2012, respectively. Our 2014 income tax expense primarily consisted of a $179.9 million benefit from pretax loss multiplied by the statutory tax rate offset by a $178.6 million expense to increase the valuation allowance against deferred tax assets, a $2.7 million expense related to percentage depletion adjustments, and $3.5 million of expense related to other items. Our 2013 income tax benefit primarily consisted of a $2.3 million benefit from our loss before income taxes multiplied by the federal statutory tax rate and an $11.4 million depletion deduction benefit, offset by a $4.3 million dollar charge to increase the valuation allowance against deferred tax assets. Our 2012 income tax expense primarily consisted of a $22.5 million charge from income taxed at the statutory rate and a $6.9 million depletion deduction. For additional detail on our recorded income tax benefit (expense), refer to Note 9 - Income Taxes to the Notes to Consolidated Financial Statements.
Net (loss) income
For the reasons described above, we reported net loss of $518.9 million in 2014 and net income of $1.4 million and $47.7 million during 2013 and 2012, respectively.
Other comprehensive income (loss), net of tax
Other comprehensive income (loss), net of tax totaled $1.7 million and $7.1 million of income during 2014 and 2013, respectively, and $5.4 million of loss during 2012, and included fair value adjustments to our cash flow hedge instruments, settlements of such hedges, and reclassifications into earnings. For additional detail refer to Note 21 - Derivative Instruments to the Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
General
Our most important near-term operating strategy and goal is to maintain, at all times, sufficient liquid assets and access to capital resources using a disciplined approach that enables us to respond to changes in our business environment to the best of our ability, such as decreases in metal prices or lower than planned metal production, and changes in other factors beyond our control. To accomplish this, we closely and actively manage our liquidity and capital resources by, among other things, (1) monitoring metal prices and the impacts (near-term and future) they have on our business; (2) working to achieve our projected ounces sold volumes and per ounce cost metrics; (3) managing our working capital; (4) managing discretionary general and administrative and exploration related spending; and (5) planning (and delaying when possible) the timing and amounts of capital expenditures at Hycroft.
When our projected future liquidity needs are expected to exceed our current available liquidity we consider strategies and options in which we may be able to obtain additional cash or access to liquidity which are attainable on favorable and reasonable terms, and are permissible under our existing debt agreements. Common strategies and options considered may include, but are not limited to 1) restructuring or recapitalizing portions of our debt obligations; 2) the issuance of additional debt and/or equity securities or instruments; 3) the sale of long-lived assets, mineral properties, and/or equipment, particularly assets currently classified as held for sale; 4) entering into joint ventures, royalty agreements, or streaming transactions; 5) actions which can reduce or delay capital expenditures; and 6) operating and production cost reduction measures.

Cash and cash equivalents and liquid assets
We have placed substantially all of our cash and cash equivalents in operating accounts with two high-quality financial institutions, thereby ensuring balances remain readily available. Due to the nature of our operations and the composition of our current assets, our cash and cash equivalents, accounts receivable, and metal inventories balances represent substantially all of our liquid assets on hand. As of December 31, 2014, we had existing cash and cash equivalents of $7.6 million, a decrease from the December 31, 2013 balance of $81.5 million. For detail on our 2014 cash and cash equivalents activity, see the Sources and uses of cash for 2014, 2013, and 2012 section below.
Significant December 31, 2014 liquidity shortage and relief sought under chapter 11
Management’s assessment of year end liquidity shortage
Despite our proactive approach to liquidity throughout the year, due to lower than planned metal sales, a low metal price environment, and significant capital expenditures and debt service payments, our cash and cash equivalents and available sources of liquidity decreased during the year to critical levels at year end.
During the last two years, the price per gold ounce and silver ounce decreased from $1,664.00 and $29.95, respectively, at December 31, 2012, to $1,199.25 and $15.97, respectively, at December 31, 2014, and average cost of sales (excluding write-downs) per gold ounce increased from $955 to $1,255 during such periods, both of which adversely impacted us by decreasing operating cash flows and per ounce sales margins. During 2014, our net loss of $518.9 million (which includes certain non-cash charges and write-downs) resulted in the generation of $0.8 million of operating cash flows, the amount of which was insufficient to meet our capital and liquidity needs. As necessary, throughout 2014 we took proactive measures to address this shortfall in operating cash flows by 1) borrowing $31.0 million from our Third Amended and Restated Credit Agreement (the “Revolver”) subsequent to us increasing its availability from $40.0 million to $75.0 million; 2) completing a public offering of common stock and warrants for gross proceeds of $21.8 million; and 3) selling a mineral property for gross proceeds of $20.0 million. Despite our aforementioned actions, which resulted in gross proceeds to us of $72.8 million, our cash and cash equivalents decreased from $81.5 million at December 31, 2013 to $7.6 million at December 31, 2014.
We believe the following analysis provides management’s internal view on our estimated shortage in near-term liquidity as of December 31, 2014 by comparing our total liquid assets and available sources of liquidity as of December 31, 2014 to our 2015 contractual obligations. We have excluded Assets held for sale from the below analysis even though such assets are actively marketed at competitive prices, which we believe will result in their sale within the next 12 months, as we cannot predict with certainty the timing that such sales may occur. We have also excluded Ore on leachpads, current and Accounts payable from the below analysis as cash margins generated from the processing and subsequent sale of our in-process inventories historically has been sufficient to fund current mine-site production costs and general and administrative expenses included in accounts payable, resulting in an approximately neutral impact on cash (in thousands):

Liquid assets and available sources of liquidity	Amount	Total
Cash and cash equivalents	$7,575
Revolving credit agreement(1)	27,600
Accounts receivable(2)	3,755
Inventories(3)	5,875
		44,805
Contractual obligations
Due in "Less than 1 year"(4)	129,505
Less: Debt associated with assets held for sale(5)	(22,495)	107,010
Estimated near-term liquidity shortage (excluding effects of debt covenant violations and commencement of the Chapter 11 Cases)		(62,205)
Debt, non-current classified as Debt, current due to debt covenant violations and commencement of the Chapter 11 Cases(6)		(471,746)
		$(533,951)

(1) Availability under our Revolver has been reduced for $16.4 million of letters of credit issued to collateralize the cross currency swap and $31.0 million of outstanding cash borrowings. See Note 11 - Debt to the Notes to Consolidated Financial Statements for additional detail.

(2) Entire Accounts receivable balance is expected to be collected during the next 12 months.
(3) Inventories contained approximately 4,899 ounces of gold which are expected to be sold within the next 12 months. Assuming a gold selling price of $1,199.25 per ounce (the LBMA December 31, 2014 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from our Inventories would provide us with $5.9 million of revenue during the next 12 months.

(4) For a detailed listing and additional information about our Contractual obligations due during 2015, see the below Capital requirements section. Included in the "Less than 1 Year" column is $57.0 million of operating obligations, $4.0 million of investing obligations, and $68.5 million of scheduled financing obligations (excluding effects of debt covenant violations).

(5) Included in the “Less than 1 year” total is $29.6 million of debt and accrued interest for current and non-current obligations which will be repaid concurrent with the sale of assets classified as Assets held for sale. The current carrying values (fair values) of the debt-burdened Assets held for sale exceeds the related debt and accrued interest owed and, accordingly, we currently expect the total proceeds received from selling such assets will ultimately exceed amounts owed. Of the $29.6 million, $7.1 million is contractually due during 2015 and $22.5 million is contractually due in periods greater than 1 year (2016 and beyond). Accordingly, we have reduced the above 2015 contractual obligations by $22.5 million for amounts due in periods greater than 1 year (2016 and beyond).

(6) As of December 31, 2014, due to a year end write-down of long-lived assets, we were not in compliance with the Tangible Net Worth covenant contained in the Revolver and certain capital lease obligations. In addition, the commencement of the chapter 11 Cases constituted an event of default under the indenture governing the Notes, the Revolver and certain capital lease obligations. Therefore, we have classified within Debt, current 1) $344.8 million of Notes; 2) $95.7 million of capital lease and term loan obligations; and 3) $31.0 million of Revolver borrowings, all of which contain stated maturities of greater than 1 year. See Note 11 - Debt and Note 26 - Subsequent Events to the Notes to Consolidated Financial Statements for additional detail.

Events leading to seeking protection under chapter 11
During 2014, 2013, and 2012, our net cash provided by (used in) operating activities totaled $0.8 million, ($32.2) million, and ($21.1) million, respectively, as historically we have been unable to generate large amounts of cash from our operations. Historically, in order to meet our obligations as they became due, we received significant amounts of cash flows from financing activities, the amounts and timing of which were highly uncertain. As discussed below, our financing efforts in December 2014 did not generate sufficient cash to allow us to continue to meet our obligations as they become due during 2015.
We believe that the following items and events, which primarily occurred from December 2014 to the Petition Date, largely contributed to our voluntary filing of the Chapter 11 Cases:

•
Despite our efforts, during 2014 we were unable to novate the portion of the cross currency swap held by non-Revolver lenders to a Revolver lender (which we believed would have eliminated the requirement to collateralize a portion of the mark-to-market liability position). From September 30, 2014 to the Petition Date, the CDN$ to US$ exchange rate weakened from CDN$0.89:US$1.00 to CDN$0.79:US$1.00, respectively. This approximate 11% decrease in the exchange rate decreased our available sources of liquidity by approximately $10.2 million as we were required to increase the collateral posted for the portion of our cross currency swap held by non-Revolver lenders. For additional detail on our cross currency swap see Note 11 - Debt and Note 21 - Derivative Instruments to the Notes to Consolidated Financial Statements.

•
In late-October and November, we encountered a significant amount of acid leach material in our planned mining areas that had an adverse effect on our drilling and processing capabilities. This material negatively impacted the amount of gold ounces sold in the fourth quarter of 2014 resulting in lower operating revenues. This trend continued in the first two months of 2015 resulting in materially lower than expected revenues while our monthly operating and production costs could not be reduced, further contributing to our liquidity shortfall.

•
While we were successful in raising $21.8 million of gross proceeds from the December 2014 issuance of common stock and warrants, we were unsuccessful in raising additional funds through the issuance of equity or debt to cover the liquidity shortfall created in part by the reasons set forth above.

Liquidity effects to date from our restructuring efforts
Beginning in February 2015, we began to engage in discussions with certain creditors and their advisors with respect to proposed changes to our capital structure, including the possibility of a consensual, pre-arranged restructuring transaction. Ultimately, and as discussed in Note 26 - Subsequent Events to the Notes to Consolidated Financial Statements, on March 10, 2015, we filed with the Bankruptcy Court voluntary petitions for relief and, among other things, a restructuring term sheet attached to the Restructuring Support Agreement and incorporated therein outlining the terms of a “pre-arranged” reorganization under the federal Bankruptcy Code which, if successful, is expected to recapitalize our balance sheet by reducing our debt balances while concurrently providing additional liquidity. Further, on March 12, 2015, we entered into a Secured Multiple Draw Debtor in Possession Credit Agreement (the “DIP Agreement”) which will provide us access to up to $78.0 million in principal amount of additional liquidity, approximately $35.0 million of which was funded on March 12, 2015 based on a Bankruptcy Court order granting interim approval to this amount of the DIP Facility, for (1) purposes permitted by orders of the Bankruptcy Court, including ongoing debtor in possession working capital purposes, (2) the payment of fees, costs and expenses and (3) other general corporate purposes.
We intend to continue to operate and produce gold at our Hycroft Mine as a “debtor-in-possesion” during the bankruptcy process. We are committed to an orderly resolution of our liquidity situation and financial restructuring that will permit us to continue our operations and to attempt to preserve the value of our assets and our overall enterprise value. However, there can be no assurance that we will be successful in doing so, and we are dependent on a successful financial restructuring to continue as a going concern.
Future capital and cash requirements
As discussed throughout this Liquidity and Capital Resources section and in Note 26 - Subsequent Events to the Notes to Consolidated Financial Statements, our insufficient capital resources and available sources of liquidity resulted in us filing the Chapter 11 Cases under the Bankruptcy Code. We received access to additional liquidity through the $78.0 million multiple-draw DIP Agreement which we believe will allow us to fund our obligations as they become due during the bankruptcy process.
The following table provides our gross contractual cash obligations as of December 31, 2014, which are grouped in the same manner as they are classified in the Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. Due to our year end debt covenant violation (discussed below in the Debt covenants section) and the commencement of the Chapter 11 Cases, in the table below we have classified within the “Less than 1 Year” period $101.7 million, $363.6 million, and $6.5 million of Repayments of principal on debt having scheduled maturities of “1-3 Years”, “3-5 Years”, and “More than 5 Years”, respectively. Interest related to debt is presented using the underlying debt instrument’s scheduled maturity (in thousands):

	Total	Payments Due by Period
		Less than	1 – 3	3 – 5	More than
Contractual obligations		1 Year	Years	Years	5 Years
Operating activities:
Interest related to debt (1)(7)	$170,329	$43,967	$74,193	$52,016	$153
Property and claim maintenance fees (2)	15,946	791	6,333	1,103	7,719
Remediation and reclamation expenditures (3)	36,727	—	—	25	36,702
Temporary housing and space rental costs(4)	3,757	3,603	154	—	—
Diesel swap agreements(5)	5,612	5,612	—	—	—
Cross currency swap agreement(5)	43,389	3,016	40,373	—	—
Investing activities:
Purchase obligations for plant and equipment(6)	3,999	3,999	—	—	—
Financing activities:
Repayments of issued letters of credit(1)(7)	16,350	16,350	—	—	—
Repayments of principal on debt(1)(7)	540,263	540,263	—	—	—
	$836,372	$617,601	$121,053	$53,144	$44,574

(1)
Interest related to debt does not include amortization of debt issuance costs or Revolver standby fees. Interest payments are adjusted for the effect of the cross currency swap agreement. Interest payments for cash borrowings and letters of credit issued under the Revolver are calculated using the April 30, 2016 maturity date of the Revolver. For additional information see Note 11 - Debt to the Notes to Consolidated Financial Statements.

(2)
Includes estimated Hycroft Mine property and county claim fees and a 4% net profits royalty on Crofoot claims at the Hycroft Mine. For additional information on our 4% net profits royalty see Note 25 - Commitments and Contingencies to the Notes to Consolidated Financial Statements.

(3)
Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. For additional information see Note 12 - Asset Retirement Obligation to the Notes to Consolidated Financial Statements.

(4)
Temporary housing and space rental costs are related to lodging for employees, contractors, and consultants. For additional information see Note 25 - Commitments and Contingencies to the Notes to Consolidated Financial Statements.

(5)
Amounts shown represent recorded liability amounts in our financial statements. For additional information see Note 21 - Derivative Instruments to the Notes to Consolidated Financial Statements. As discussed in Note 26 - Subsequent Events to the Notes to Consolidated Financial Statements our diesel and cross currency swap agreements were terminated in March 2015 and the close-out amount under each such swap became due and payable immediately.

(6)
Purchase obligations are not recorded in the Consolidated Financial Statements. The amounts shown above represent certain purchase obligations which we cannot cancel. For additional information on see Note 25 - Commitments and Contingencies to the Notes to Consolidated Financial Statements.

(7)
Amounts shown represent recorded liability amounts in our financial statements. As discussed in Note 26 - Subsequent Events to the Notes to Consolidated Financial Statements we filed for relief under the Bankruptcy Code with the Bankruptcy Court.

Sources and uses of cash for 2014, 2013, and 2012 (in thousands):

	Years ended December 31,
	2014	2013	2012
Net (loss) income	$(518,925)	$1,405	$47,727
Net non-cash adjustments	505,956	45,495	37,853
Net change in operating assets and liabilities	13,801	(79,083)	(106,691)
Net cash provided by (used in) operating activities	832	(32,183)	(21,111)
Net cash used in investing activities	(65,874)	(335,687)	(275,249)
Net cash (used in) provided by financing activities	(8,853)	102,293	368,405
Net (decrease) increase in cash and cash equivalents	(73,895)	(265,577)	72,045
Cash and cash equivalents, beginning of period	81,470	347,047	275,002
Cash and cash equivalents, end of period	$7,575	$81,470	$347,047
Cash provided by (used in) operating activities
Our operating cash flows vary with prices realized from metal sales, sales volumes, production costs, mine plans, working capital changes, and non-cash amounts included in net (loss) income. Our operating cash flows are largely impacted by increases in production-related inventories as we have increased our mining rate and expanded our plant and equipment used in our heap leach operations. The following table and related narrative provides an analysis of significant factors impacting our net cash provided by (used in) operating activities which, during 2014, 2013, and 2012 totaled $0.8 million, ($32.2) million, and ($21.1) million, respectively:

	Years ended December 31,
Operating margins from gold sales	2014	2013	2012
Gold ounces sold	216,937	181,941	114,705
Average realized price per gold ounce sold	$1,269	$1,365	$1,681
Production costs per gold ounce sold	(974)	(910)	(827)
Average operating margin per gold ounce sold(1)	$295	$455	$854

Gross cash used in increase of production inventories
Cash used to increase production-related inventories	$(67,570)	$(118,070)	$(66,541)
Cash portion of Write-down of production inventories - Note 4	54,685	9,711	—
Change in Production-related inventories	$(12,885)	$(108,359)	$(66,541)
(1) Excludes write-downs of production inventories, non-cash depreciation and amortization, and silver revenues.
As shown in the table above, from 2012 to 2014, our average operating margin per gold ounce sold decreased due to 1) lower average realized gold prices and 2) higher cash production costs per gold ounce sold (discussed above in the Results of Operations section). Additionally shown in the table above, during 2014, 2013, and 2012, we used $67.6 million, $118.1 million, and $66.5 million, respectively, of cash to increase our production-related inventories (included in net change in operating assets and liabilities) as the mining rate, processing capacity, and annual gold and silver ounces produced by our heap leach operations was expanded. During 2014, 2013, and 2012 depreciation and amortization expense included in net non-cash adjustments totaled $61.0 million, $31.1 million, and $14.6 million, respectively, increasing due to higher ounces sold volumes and increased plant, equipment, and mine development in service. In 2014, our net non-cash adjustment included a $429.9 million write-down of long-lived assets and stockpiles. In 2013 and 2012, the change in our accounts receivable balance provided $47.7 million of cash and used $56.0 million of cash, respectively, as we received payment in 2013 from the 2012 sale of a significant amount of in-process inventories.
Cash used in investing activities
2014: The amount of cash used in investing activities decreased 80% in 2014 as fewer expansion projects were ongoing at Hycroft. During 2014 cash additions to plant, equipment, and mine development totaled $79.1 million and included $35.7 million for mill components, $23.2 million for the crushing facility, $12.1 million for Merrill-Crowe additions, and $8.1 million for mine development. We received $20.0 million of gross proceeds from the second quarter 2014 sale of a 75% controlling interest in our Hasbrouck, Three Hills, and Esmeralda County exploration properties which was offset by a $6.9 million net increase to our restricted cash balances as our Revolver requires us to maintain $10.0 million in restricted deposit accounts with the Revolver lenders.
2013: The amount of cash used in investing activities increased 22% in 2013 due to the expansion projects at the Hycroft Mine. During 2013, cash additions to plant, equipment, and mine development totaled $327.6 million and included $99.3 million for the crushing facility, $59.5 million for the mill expansion, $53.3 million for processing upgrades, $40.6 million for mine equipment, $32.4 million for leach pad expansions, $22.9 million for mine development, and $19.6 million for other additions. Additionally, during 2013 we increased our restricted cash balances by $9.4 million to satisfy financial assurance requirements for the estimated future reclamation and remediation costs at Hycroft.
2012: During 2012, cash additions to plant, equipment, and mine development included $103.7 million for the mill expansion, $59.4 million for the crushing facility, $35.3 million for mine development, $30.1 million for leach pad expansions, $8.7 million for mine equipment, and $25.0 million for other additions. Additionally, during 2012 we increased our restricted cash balances by $13.0 million to satisfy financial assurance requirements for the estimated future reclamation and remediation costs at Hycroft.
Cash (used in) provided by financing activities
2014: During 2014, we completed a public offering of common stock and common stock warrants for gross proceeds of $21.8 million and paid fees, commissions, and related offering costs of $2.4 million. Our principal repayments on capital lease and term loan obligations totaled $58.3 million, increasing from 2013 as 1) we progressed further into lease terms which resulted in increased portions of monthly payments being credited to the obligation’s principal balance and 2) proceeds received from the sale of one drill and four used haul trucks (previously classified as Assets held for sale) was used to repay the underlying obligation’s remaining principal. During 2014, we borrowed $31.0 million from the Revolver to satisfy our liquidity needs.
2013: During 2013, we completed a public offering of common stock for gross proceeds of $150.5 million and paid fees, commissions, and related offering costs of $8.5 million. Our principal repayments on capital lease and term loan obligations totaled $38.6 million, increasing from 2012 as a result of entering into additional obligations, primarily for haul trucks, the two electric wire rope shovels, and other mobile mine equipment.
2012: During 2012, we issued the Notes for gross proceeds of $400.4 million (after the effect of the cross currency and interest rate swap), and paid related debt issuance costs of $13.3 million. An additional $2.0 million of debt issuance costs were paid for the October 2012 amendment of our revolving credit facility and capital lease financing arrangements. Our repayments on capital lease and term loan obligations totaled $16.3 million as a result of entering into additional leases, primarily for haul trucks and hydraulic shovels.
Debt covenants
We were not in compliance with all debt covenants as of December 31, 2014, which are discussed below in additional detail. Our debt agreements contain cross-default and cross-acceleration clauses, which means that an event of default or covenant violation under any of our debt agreements may result in the acceleration of substantially all of our outstanding debt. As of December 31, 2014, we were not in compliance with the Tangible Net Worth covenant contained in the Revolver and certain capital lease obligations. In addition, the commencement of the Bankruptcy Case constituted an event of default under the indenture that governs the Notes, the Revolver, the Loan Agreement (as defined below), the cross currency swap and diesel swaps, and certain capital lease obligations. Accordingly as of December 31, 2014 we classified within Debt, current 1) $344.8 million of Notes; 2) $95.7 million of capital lease and term loan obligations; and 3) $31.0 million of Revolver borrowings, all of which contain stated maturities of greater than 1 year. For additional information on our debt balances, refer to Note 11 - Debt to the Notes to Consolidated Financial Statements.

As discussed in Note 26 - Subsequent Events to the Notes to Consolidated Financial Statements, due to the filing of the Chapter 11 Cases we currently believe that the ability of the lenders to seek remedies to enforce their respective rights against us are stayed and creditor rights of enforcement against us are subject to the applicable provisions of the Bankruptcy Code. In the Restructuring Support Agreement, we and the Creditor Parties are committed to support, subject to certain conditions, the Restructuring Transaction.
Senior notes
In May 2012, we issued CDN $400.0 million of uncollateralized Notes that pay interest semi-annually at the rate of 8.75% per annum and mature in June 2019. Concurrently with the issuance of the Notes, we entered into a cross currency swap agreement based upon a notional amount of $400.4 million, the gross proceeds to us from the issuance, and a fixed interest rate of 8.375%. The Notes constitute senior unsecured obligations and are guaranteed by most of our currently wholly owned subsidiaries, including Hycroft Resources & Development Inc., which owns Hycroft and conducts mining operations. We are using the net proceeds from the Notes to fund capital expenditures at Hycroft.
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
Upon the occurrence of a change of control triggering event specified in the indenture governing the Notes, we must offer to purchase the Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.
The indenture for the Notes provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the indenture governing the Notes, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the trustee or holders of at least 25% in principal amount of the outstanding Notes may declare the principal, accrued and unpaid interest, if any, on all the Notes to be due and payable. These events of default are subject to a number of important qualifications, limitations and exceptions that are described in the indenture governing the Notes.
The cross currency swap entered into concurrent with the issuance of the Notes contains a mutual put provision, which becomes effective beginning in June 2016, that gives any of the counterparties to the agreement the right to require early settlement of this derivative financial instrument prior to the expiration of its contractual term. The amount to be received or paid by us would be equal to the mark-to-market value on the date of settlement. As of December 31, 2014, the cross currency swap was in a $43.4 million liability position. The cross currency swap was terminated in March 2015, as discussed in Note 26 - Subsequent Events to the Notes to Consolidated Financial Statements.
Revolving credit facility
In May 2014, we entered into the Revolver which amended and restated the December 2013 Second Amended and Restated Credit Agreement (the “Previous Revolver”). The aggregate amount available to us under the Revolver is determined by a Borrowing Base (as defined in the Revolver) that makes up to $75.0 million available (an increase from the $40.0 million available under the Previous Revolver) to us depending upon 80% of the net realizable value of the gold and silver in our ore on leach pads, in-process, and finished goods inventories less estimated remaining processing and selling costs. Borrowings under the Revolver bear interest per annum at either LIBOR plus 4.5% or at an Alternate Base Rate Canada, as defined in the Revolver, plus 3.5%. Financial letters of credit and non-financial letters of credit bear interest per annum at 4.50% and 2.70%, respectively. The Revolver is collateralized by substantially all of our assets and matures on April 30, 2016.
Our Revolver contains financial covenants related to Tangible Net Worth, Minimum Current Ratio, Minimum Reserve Tail, and Cash and Cash Equivalents balances, as such terms are defined in the Revolver. We are required to maintain a Tangible Net Worth of $437.0 million plus 25% of positive net income for each quarter ending after September 30, 2013, a Minimum Current Ratio of 1.25:1.0, and Cash and Cash Equivalents of $10.0 million in deposit accounts with the Revolver lenders which are restricted from use by us for the full term of the Revolver. The Minimum Reserve Tail covenant requires that at all times we maintain more than 600,000 gold equivalent recoverable ounces in our heap leach reserves after maturity of the Revolver. As discussed above, as of December 31, 2014, we were not in compliance with the Tangible Net Worth covenant contained in the Revolver.
Term and Security Deposit Loan Agreement
In March 2013, we entered into a Term and Security Deposit Loan Agreement (the “Loan Agreement”) related to the purchase of three electric rope shovels. Under the Loan Agreement, up to $60.0 million was made available to us for scheduled advance security deposit payments pursuant to purchase agreements for the electric rope shovels and up to $90.0 million was made available for term loan financing to fund the purchase of the electric rope shovels as they were commissioned at Hycroft.

The electric rope shovels secure all amounts borrowed by us under the Loan Agreement. The Loan Agreement contains customary covenants, agreements, and events of default for loan agreements of this type.
Capital lease and term loan obligations
Certain capital lease and term loan obligations reference the covenants included in the Revolver and contain limitations on dividends.
Off-balance sheet arrangements
As of December 31, 2014, our off-balance sheet arrangements consisted of operating lease agreements, purchase obligations, royalty agreements, and outstanding letters of credit issued under the Revolver. For additional detail see the Future capital and cash requirements section above and Note 11 - Debt and Note 25 - Commitments and Contingencies to the Notes to Consolidated Financial Statements.
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
The table below presents a reconciliation between non-GAAP adjusted cash costs (excluding write-down), which is the numerator used to calculate non-GAAP adjusted cash costs per ounce (excluding write-down), to Production costs (GAAP) (in thousands, except ounces sold and per ounce amounts):

	Years ended December 31,
	2014	2013	2012
Production costs	$211,253	$165,478	$94,898
Less: Silver revenues - Note 15	(35,107)	(19,515)	(21,712)
Adjusted cash costs, excluding write-down	$176,146	$145,963	$73,186
Gold ounces sold - Note 15	216,937	181,941	114,705
Adjusted cash costs per ounce, excluding write-down	$812	$802	$638
Write-down of production inventories per ounce(1) - Note 4	252	53	—
Adjusted cash costs per ounce	$1,064	$855	$638

(1) During 2014 and 2013, we recorded write-downs of $70.7 million and $12.6 million, respectively, of Ore on leach pads, consisting of $54.7 million and $9.7 million, respectively, of previously incurred cash production costs. Cash portions of the write-downs impacted our adjusted cash costs per ounce by $252 and $53 during 2014 and 2013, respectively. See Note 4 - Stockpiles and Ore On Leach Pads to the Notes to Consolidated Financial Statements for additional detail.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As of, and for the year ended December 31, 2014, we were subject to the following risks:
Metal Price Risk
Our principal products are unrefined gold bars (doré) and in-process inventories (metal-laden carbon), both of which are produced at Hycroft. During 2014, 2013, and 2012, 100% of our revenues were from the sale of gold and silver. Our financial results can vary significantly as a result of fluctuations in the market prices of gold and silver. The price of gold and silver is volatile and is affected by many factors beyond our control, such as interest rates, expectations regarding inflation, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors.

We have not entered into any financial instruments to mitigate the risk of fluctuations in metal prices and therefore a substantial or extended decline in gold or silver prices would adversely impact our financial position, results of operations, or cash flows.
Interest Rate Risk
Borrowings under our $75.0 million Revolver bear interest per annum at either LIBOR plus 450 basis points ("bps") or at an Alternate Base Rate Canada, as defined in the Revolver, plus 350 bps.
We have not entered into any financial instruments to mitigate the risk of fluctuations in LIBOR and therefore a substantial or extended increase to LIBOR could adversely impact our financial position, results of operations, or cash flows.
Foreign Currency Exchange Risk
As discussed in Note 11 - Debt to the Notes to Consolidated Financial Statements, we are required to fully collateralize any mark-to-market liability position for 22% of the cross currency swap with cash, letters of credit, or a combination of the two. As of December 31, 2014, we had issued $16.4 million of financial letters of credit under our Revolver to collateralize the mark-to-market liability position of 22% of the cross currency swap.
We have not entered into any financial instruments to mitigate the risk of fluctuations in the CDN dollar to US dollar exchange rate for $90.0 million of the total $400.4 million notional amount of the cross currency swap and therefore, a substantial or extended fluctuation in the CDN dollar to US dollar exchange rate could adversely impact our financial position, results of operations, or cash flows by requiring us to increase the amount of collateral posted for this portion of the swap.
The cross currency swap was terminated in March 2015, as discussed in Note 26 - Subsequent Events to the Notes to Consolidated Financial Statements.
Common Stock Price Volatility Risk
As discussed in Note 13 - Stockholders' Equity to the Notes to Consolidated Financial Statements, because our warrants contain a “down-round” provision they are accounted for as derivative financial instruments and carried at fair value. The fair value of the warrants is determined using a Monte Carlo simulation-based valuation model and a variety of inputs, including annualized common stock price volatility.
Generally, increases in our common stock price volatility will result in an increase to the fair value liability of the warrants. Accordingly, a significant increase in our common stock price volatility may result in significant fair value accounting adjustments (losses) which could adversely impact our financial position, results of operations, or cash flows.
As discussed in Note 26 - Subsequent Events to the Notes to Consolidated Financial Statements, under the terms of the Restructuring Transactions the holders of our outstanding warrants will receive no recovery on account of these holdings with respect to the Chapter 11 Cases.
Assets Held For Sale Market Price Risk
Our assets held for sale include homes, new and used blasthole drills, used haul trucks, shovels, graders, and processing equipment, and the components required for one electric wire rope shovel. Assets held for sale are carried at fair value which is determined using a market approach for each item of property and equipment held for sale.
If the market(s) for our property and equipment classified as held for sale weakens, we may be required to record significant fair value adjustments (losses) which could adversely impact our financial position, results of operations, or cash flows.
Cash Flow Hedges
We have entered into certain derivative financial instruments classified as cash flow hedges in an effort to mitigate our exposure to foreign currency exchange risk and diesel price risk. We have not entered into any market risk sensitive financial instruments or derivatives for trading purposes. For information about our derivative instruments designated as cash flow hedges see Note 21 - Derivative Instruments to the Notes to Consolidated Financial Statements.
The diesel swaps were terminated in March 2015, as discussed in Note 26 - Subsequent Events to the Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Allied Nevada Gold Corp.
Reno, Nevada

We have audited the accompanying consolidated balance sheets of Allied Nevada Gold Corp. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of (loss) income and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Nevada Gold Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, on March 10, 2015, Allied Nevada Gold Corp. and certain of its direct and indirect subsidiaries, filed voluntary petitions for relief and reorganization under chapter 11 of title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware under Case No. 15-10503. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ EKS&H LLLP

March 27, 2015
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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making the assessment, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “2013 Integrated Framework.” Based on that assessment, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on such criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by EKS&H LLLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Randy E. Buffington	/s/ Stephen M. Jones
Randy E. Buffington	Stephen M. Jones
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 27, 2015

ALLIED NEVADA GOLD CORP.
CONSOLIDATED BALANCE SHEETS
(US dollars in thousands)

	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$7,575	$81,470
Accounts receivable	3,755	8,227
Inventories - Note 3	20,957	26,410
Ore on leachpads, current - Note 4	214,444	206,504
Prepaids and other - Note 5	7,758	10,857
Assets held for sale	44,358	47,357
Deferred tax assets, current - Note 9	—	22,943
Current assets	298,847	403,768
Restricted cash - Note 6	48,147	41,215
Stockpiles and ore on leachpads, non-current - Note 4	91,904	116,192
Other assets, non-current - Note 5	10,708	12,682
Plant, equipment, and mine development, net - Note 7	443,289	890,271
Mineral properties, net - Note 8	48,312	48,473
Deferred tax assets, non-current - Note 9	31	—
Total assets	$941,238	$1,512,601
Liabilities:
Accounts payable	$35,608	$67,958
Interest payable	4,465	3,402
Other liabilities, current - Note 10	12,009	8,512
Debt, current - Note 11	540,263	76,226
Asset retirement obligation, current - Note 12	—	20
Deferred tax liabilities, current - Note 9	31	—
Current liabilities	592,376	156,118
Other liabilities, non-current - Note 10	51,370	22,735
Debt, non-current - Note 11	—	522,427
Asset retirement obligation, non-current - Note 12	19,934	15,344
Deferred tax liabilities, non-current - Note 9	—	18,928
Total liabilities	663,680	735,552
Commitments and Contingencies - Note 25
Stockholders’ Equity: - Note 13
Common stock, $0.001 par value
Shares authorized: 200,000,000
Shares issued and outstanding: 126,193,336 and 104,043,169, respectively	126	104
Additional paid-in capital	771,205	750,119
Accumulated other comprehensive income - Note 21	—	1,674
(Accumulated deficit) retained earnings	(493,773)	25,152
Total stockholders’ equity	277,558	777,049
Total liabilities and stockholders’ equity	$941,238	$1,512,601
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(US dollars in thousands, except per share amounts)

	Years ended December 31,
	2014	2013	2012
Revenue - Note 15	$310,425	$267,901	$214,559
Operating expenses:
Production costs	211,253	165,478	94,898
Depreciation and amortization	61,004	31,092	14,594
Write-down of production inventories - Note 4	70,690	12,586	—
Total cost of sales	342,947	209,156	109,492
Exploration, development, and land holding	2,588	3,586	7,367
Accretion - Note 12	1,091	659	564
General and administrative	20,658	18,893	16,269
(Gain) loss on dispositions or sales of mineral properties, net - Note 8	(16,801)	1,394	—
Loss on assets classified as held for sale and asset dispositions, net	10,153	11,727	—
Write-down of long-lived assets and stockpiles - Notes 4 and 7	429,911	—	—
Separation and severance - Note 16	—	5,933	—
(Loss) income from operations	(480,122)	16,553	80,867
Other income (expense):
Interest income	24	346	899
Interest expense - Note 11	(39,839)	(22,560)	(17,908)
Other, net - Note 17	5,838	(1,002)	292
(Loss) income before income taxes	(514,099)	(6,663)	64,150
Income tax (expense) benefit - Note 9	(4,826)	8,068	(16,423)
Net (loss) income	(518,925)	1,405	47,727
Other comprehensive income (loss), net of tax
Change in fair value of effective portion of cash flow hedge instruments, net of tax - Note 21	3,468	7,188	(5,940)
Settlements of cash flow hedges, net of tax - Note 21	(21,829)	(16,594)	2,297
Reclassifications into earnings, net of tax - Note 21	16,687	16,496	(1,773)
Other comprehensive income (loss), net of tax	(1,674)	7,090	(5,416)
Comprehensive (loss) income	$(520,599)	$8,495	$42,311
(Loss) income per share:
Basic - Note 18	$(4.90)	$0.01	$0.53
Diluted - Note 18	$(4.90)	$0.01	$0.52
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US dollars in thousands)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(518,925)	$1,405	$47,727
Adjustments to reconcile net (loss) income for the period to net cash provided by (used in) operating activities:
Depreciation and amortization	61,004	31,092	14,594
Write-down of production inventories - Note 4	16,005	2,875	—
(Gain) loss on dispositions or sales of mineral properties - Note 8	(16,801)	1,394	—
Loss on assets classified as held for sale	10,153	11,727	—
Write-down of long-lived assets and stockpiles- Notes 4 and 7	429,911	—	—
Accretion	1,091	659	564
Stock-based compensation - Note 14	5,523	6,052	4,339
Deferred taxes - Note 9	4,916	(8,304)	18,656
Discontinuance of cash flow hedges - Note 21	(7,377)	—	—
Other non-cash items	1,531	—	(300)
Changes in operating assets and liabilities:
Accounts receivable	4,472	47,749	(55,976)
Materials and supplies inventories	2,699	(6,365)	(2,543)
Production-related inventories	(12,885)	(108,359)	(66,541)
Prepaids and other	5,847	3,954	(2,228)
Assets held for sale	13,719	(14,466)	—
Accounts payable	3,431	(4,722)	16,285
Interest payable	1,063	92	2,756
Asset retirement obligation	—	(47)	(540)
Other liabilities	(4,545)	3,081	2,096
Net cash provided by (used in) operating activities	832	(32,183)	(21,111)
Cash flows from investing activities:
Additions to plant, equipment, and mine development	(79,098)	(327,633)	(262,216)
Proceeds from mineral property sale - Note 8	20,000	—	—
Increases in restricted cash	(6,932)	(9,378)	(13,039)
Additions to mineral properties	—	(51)	(130)
Proceeds from other investing activities	156	1,375	136
Net cash used in investing activities	(65,874)	(335,687)	(275,249)
Cash flows from financing activities:
Repayments of principal on capital lease and term loan obligations	(58,293)	(38,567)	(16,323)
Proceeds from revolving credit agreement borrowings	31,000	—	—
Proceeds from issuance of common stock	21,750	151,071	464
Payments of share issuance costs	(2,417)	(8,543)	—
Payments of debt issuance costs	(893)	(1,668)	(15,340)
Proceeds from senior notes issuance	—	—	400,400
Excess tax benefit from stock-based awards	—	—	(796)
Net cash (used in) provided by financing activities	(8,853)	102,293	368,405
Net (decrease) increase in cash and cash equivalents	(73,895)	(265,577)	72,045
Cash and cash equivalents, beginning of period	81,470	347,047	275,002
Cash and cash equivalents, end of period	$7,575	$81,470	$347,047
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(US dollars in thousands)

	Years ended December 31,
	2014	2013	2012
Supplemental cash flow disclosures:
Cash paid for interest	$43,275	$43,839	$21,367
Cash paid for income taxes	—	—	3,950
Significant non-cash financing and investing activities:
Plant and equipment additions through accounts payable increase	9,578	40,128	27,740
Mineral property addition through asset retirement obligation increase	3,479	5,695	307
Mining equipment acquired through debt financing	—	111,731	84,877
Assets held for sale acquired through debt financing	—	23,697	—
Accounts payable reduction through capital lease	—	2,560	10,047
Additional paid in capital increase from award modification and settlement of outstanding DPU liability - Note 14	—	—	7,453
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(US dollars in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2012	89,646,988	$90	$589,012	$—	$(23,980)	$565,122
Shares issued under stock option plans	92,442	—	464	—	—	464
Stock-based compensation and share issuances under RSU Plan	231,323	1	4,632	—	—	4,633
Stock-based compensation and share issuances under DSU Plan	3,092	—	787	—	—	787
Correction of reporting issuance by RSU stock plan administrator	(280,000)	(1)	1	—	—	—
Modification of the DPU Plan - Note 14	—	—	7,453	—	—	7,453
Shares issued under the DPU Plan	40,267	—	—	—	—	—
Change to previous utilization of excess tax benefits	—	—	(796)	—	—	(796)
Other comprehensive loss - Note 21	—	—	—	(5,416)	—	(5,416)
Net income	—	—	—	—	47,727	47,727
Balance, December 31, 2012	89,734,112	$90	$601,553	$(5,416)	$23,747	$619,974
Shares issued under 2007 Stock Option Plan	90,000	—	571	—	—	571
Stock-based compensation and share issuances under RSU Plan	219,057	—	5,052	—	—	5,052
Stock-based compensation and share issuances under DSU Plan	—	—	1,000	—	—	1,000
Shares issued in public offering	14,000,000	14	150,486	—	—	150,500
Share issuance costs	—	—	(8,543)	—	—	(8,543)
Other comprehensive income - Note 21	—	—	—	7,090	—	7,090
Net income	—	—	—		1,405	1,405
Balance, December 31, 2013	104,043,169	$104	$750,119	$1,674	$25,152	$777,049
Stock-based compensation and share issuances under RSU Plan	387,667	—	4,378	—	—	4,378
Stock-based compensation and share issuances under PIP Plan	12,500	—	283	—	—	283
Stock-based compensation under DSU Plan	—	—	862	—	—	862
Shares issued in public offering - Note 13	21,750,000	22	17,980	—	—	18,002
Share issuance costs	—	—	(2,417)	—	—	(2,417)
Other comprehensive income - Note 21	—	—	—	(1,674)	—	(1,674)
Net loss	—	—	—	—	(518,925)	(518,925)
Balance, December 31, 2014	126,193,336	$126	$771,205	$—	$(493,773)	$277,558
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

1. Company Overview
Allied Nevada Gold Corp. and its subsidiaries (collectively, “Allied Nevada” or the “Company”) is a U.S.-based gold producer focused on mining, developing, and exploring properties in the state of Nevada in a safe, environmentally responsible, and cost-effective manner. Gold and silver sales represent 100% of the Company’s operating revenues and, accordingly, the market prices of gold and silver significantly impact the Company’s financial position, operating results, and cash flows. Allied Nevada’s operating property, the Hycroft Mine, all of its mineral properties, and its corporate office are all located in the state of Nevada.
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
Going Concern
The Consolidated Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is probable that the Company will be unable to meet its obligations as they become due within one year after the date that these financial statements were issued.
The Company’s Evaluation of the Principal Conditions That Raise Substantial Doubt
During the last two years, the price per gold ounce and silver ounce decreased from $1,664.00 and $29.95, respectively, at December 31, 2012, to $1,199.25 and $15.97, respectively, at December 31, 2014, and average cost of sales (excluding write-downs) per gold ounce increased from $955 to $1,255 during such periods, both of which adversely impacted the Company by decreasing operating cash flows and per ounce sales margins. During the year ended December 31, 2014, the Company’s net loss of $518.9 million (which includes certain non-cash charges and write-downs) resulted in the generation of $0.8 million of operating cash flows, the amount of which was insufficient to meet the capital and liquidity needs of the Company. The Company addressed this shortfall in operating cash flows by 1) borrowing $31.0 million from its revolving credit facility; 2) completing a public offering of common stock and warrants for gross proceeds of $21.8 million; and 3) selling a mineral property for $20.0 million. Despite the aforementioned actions, which resulted in gross proceeds to the Company of $72.8 million, the Company’s Cash and cash equivalents decreased from $81.5 million at December 31, 2013 to $7.6 million at December 31, 2014.
At current metal price levels, the Company believes its mining operations cannot generate enough cash to make scheduled principal and interest payments required by its debt agreements, fulfill purchase obligations for capital expenditures, and/or cover general and administrative costs necessary to operate the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern since the Company is reliant on receiving significant amounts of future cash flows from either investing and/or financing activities to meet its obligations, the amounts and timing of which are uncertain.
The Company’s Plans That Are Intended To Mitigate the Principal Conditions That Raised Substantial Doubt
Previous efforts to improve the Company’s financial position and liquidity involved the consideration of various investing and financing activities which may have resulted in the Company either receiving additional cash proceeds or reducing its future cash obligations and needs. The Board of Directors and the Company’s executive management evaluated numerous future plans, including, but not limited to 1) restructuring or recapitalizing portions of its debt obligations; 2) the issuance of additional debt and/or equity securities or instruments; 3) the sale of long-lived assets, mineral properties, and/or equipment, particularly assets currently classified as held for sale; 4) entering into joint ventures, royalty agreements, or streaming transactions; 5) actions which can reduce or delay capital expenditures; and 6) operating and production cost reduction measures. Beginning in February 2015, the Company began to engage in discussions with certain creditors and their advisors with respect to proposed changes to its capital structure, including the possibility of a consensual, prepackaged restructuring transaction.
Ultimately, and as discussed in Note 26 - Subsequent Events, on March 10, 2015, the Company filed voluntary petitions for relief under the federal Bankruptcy Code with the Bankruptcy Court which, if successful, are expected to recapitalize the Company’s balance sheet by reducing its debt balances while concurrently providing additional liquidity (see Note 11 - Debt, Note 21 - Derivative Instruments, and Note 26 - Subsequent Events for comprehensive details).
The Company intends to continue to operate and produce gold at its Hycroft Mine as a “debtor-in-possesion” during the bankruptcy process. The Company is committed to an orderly resolution of its liquidity situation and financial restructuring that will permit it to continue its operations and to attempt to preserve the value of its assets and its overall enterprise value.

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

However, there can be no assurance that the Company will be successful in doing so, and the Company is dependent on a financial restructuring to continue as a going concern.
Use of Estimates
The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates and assumptions relate to estimates of mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units of production amortization calculations; estimates of recoverable gold and silver in stockpiles, ore on leach pads, and in-process inventories; the classification of current and non-current stockpiles and ore leach pads inventories; the net realizable value of stockpiles, ore on leach pads, and in-process inventories; the useful lives of long-lived assets; probabilities of future expansion projects; environmental reclamation and closure costs; deferred taxes and related valuation allowances; the time period in which assets held for sale are expected to be sold; and estimates of fair value for asset impairments, financial instruments, and assets held for sale. The Company bases its estimates on historical experience and various assumptions that are believed to be reasonable at the time the estimate is made. Accordingly, actual results may differ from amounts estimated in these Consolidated Financial Statements and such differences could be material.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Allied Nevada Gold Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
Reclassifications
Certain reclassifications have been made to the prior period Consolidated Financial Statements to conform to the current period presentation. These reclassifications had no effect on previously reported assets, liabilities, net cash flows or net (loss) income.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash balances and highly liquid investments with an original maturity of three months or less. Cash and cash equivalents are invested in highly liquid money market funds or on deposit with high quality financial institutions. The Company has not experienced any losses on cash balances and believes that no significant risk of loss exists with respect to its cash and cash equivalents. Restricted cash is excluded from cash and cash equivalents and is listed separately on the Consolidated Balance Sheets.
Accounts Receivable
Accounts receivable consists of amounts due from customers for gold and silver sales and assets held for sale transactions. The Company has evaluated the customers credit risk and financial condition and determined that no allowance for doubtful accounts is necessary. The entire accounts receivable balance is expected to be collected during the next 12 months.
Stockpiles, Ore on Leach Pads, and Inventories
The Company’s production-related inventories include: ore on leach pads; stockpiles; in-process inventories; and doré finished goods. Production-related inventories are carried at the lower of average cost or market. Cost includes mining (ore and waste), processing, and refining costs incurred during production stages, including mine site overhead and depreciation and amortization relating to mining and processing operations. “Market” is the estimated future sales price of production-related inventories computed using the London Bullion Market Association’s (“LBMA”) quoted period-end metal prices and reduced for any further estimated mining, processing, refining, and selling costs. Losses that result from the application of the lower of cost or market accounting policy are recorded to Write-down of production inventories. Refer to Note 4 - Stockpiles and Ore On Leach Pads for additional information.
The recovery of gold at the Hycroft Mine is accomplished through a heap leaching process, the nature of which limits the Company’s ability to precisely determine the recoverable gold ounces in ore on leach pads. The Company estimates the quantity of recoverable gold ounces in stockpiles and ore on leachpads using surveyed volumes of material, ore grades determined through sampling and assaying of blastholes, and estimated recovery percentages based on ore type and domain. The estimated recoverable gold ounces stockpiled or placed on the leach pads is periodically reconciled by comparing the related ore to the actual gold ounces recovered (metallurgical balancing). Changes in recovery rate estimates from metallurgical balancing that do not result in write-downs are accounted for on a prospective basis. If a write-down is required, production-related inventories would be adjusted to market values before prospectively accounting for the remaining costs and revised estimate of recoverable ounces. The Company has not incurred any write-downs of production-related inventories as a result of metallurgical balancing analytics.

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

Stockpiles
Stockpiles represent ore that has been extracted from the mine and requires further processing through a mill. The Company does not currently possess a mill at the Hycroft Mine. Efforts to attract financing to begin construction of a mill have not been successful to date. Stockpiles were historically classified as non-current assets, as the estimated recoverable gold ounces contained therein could not be sold during the following 12 months, but are no longer recorded in the Company’s financial statements following their December 31, 2014 write-down. Refer to Note 4 - Stockpiles and Ore On Leach Pads for additional information.
Ore on leach pads
Ore on leach pads represents ore that is being treated with a chemical solution to dissolve the contained gold. As gold-bearing materials are further processed, costs are transferred from ore on leach pads at an average cost per estimated recoverable ounce of gold to in-process inventories.
In-process Inventories
In-process inventories represent gold-bearing concentrated materials that are in the process of being converted to a saleable product using a Merrill-Crowe or carbon in column processing method. As gold ounces are recovered using the Merrill-Crowe process, costs are transferred from in-process inventories at an average cost per ounce of gold to doré finished goods inventory. When/if the Company sells its in-process inventories, costs are recognized in Total cost of sales at an average cost per estimated recoverable ounce of gold sold.
Precious Metals Inventory
Precious metals inventory consist of doré containing both gold and silver. As gold ounces are sold, costs of doré finished goods inventory are recognized in Total cost of sales at an average cost per gold ounce sold.
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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Certain financial instruments, including cash and equivalents, accounts receivable, prepaids and other, accounts payable, and other liabilities, are carried at cost, which approximates their fair value due to the short-term nature of these instruments. There were no changes to the Company’s valuation techniques and no transfers in or out of Levels 1, 2, or 3 during the year ended December 31, 2014.
Assets Held for Sale
From time to time the Company may determine that certain of its property and equipment no longer fit into its strategic operating plans and commit to a plan to sell such identified assets. Assets held for sale are actively marketed at competitive prices that are equal to their current fair values which the Company believes will result in their sale within the next 12 months. Assets held for sale are carried at the lower of their carrying amount or fair value less costs to sell. The Company assesses the fair value (less costs to sell) of assets held for sale each annual and interim reporting period. Liabilities related to assets held for sale, including outstanding debt and accrued interest, are classified as current liabilities. The Company ceases depreciation on assets classified as held for sale. Losses resulting from adjusting an asset held for sale to fair value less costs to sell are recorded to Loss on assets classified as held for sale and asset dispositions, net.
At December 31, 2014, Assets held for sale included homes, new and used blasthole drills, used haul trucks, shovels, graders, and processing equipment, and the components required for one electric wire rope shovel.

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

Plant, Equipment, and Mine Development
Expenditures for new facilities and equipment are capitalized and recorded at cost. Such costs are depreciated using either the straight-line method over the estimated productive lives of such assets or using the units-of-production method at rates sufficient to depreciate such costs over the estimated proven and probable reserves as gold ounces are recovered. Refer to Note 7 - Plant, Equipment, and Mine Development, Net for additional information.
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
Drilling, engineering, metallurgical, and other related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body, converting non-reserve mineralization to proven and probable reserves, infrastructure planning, or supporting the environmental impact statement. Drilling costs incurred during the production phase for operational ore control are allocated to inventory costs to be recognized as Production costs in the same period as the revenue from the sale of inventory. All other drilling costs, such as exploration drilling, which do not occur within an ore body where proven and probable reserves exist or support the metal production process are expensed as incurred.
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
Impairment of Long-lived Assets
The Company’s long-lived assets consist of plant, equipment, and mine development. The Company reviews and evaluates its long-lived assets for recoverability annually and at interim periods if triggering events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that may trigger a test for recoverability include significant adverse changes to projected revenues, costs, or future expansion plans, or changes to federal and state regulations (with which the Company must comply) that may adversely impact the Company’s current or future operations. An impairment is determined to exist if the total projected future cash flows on an undiscounted basis are less than the carrying amount of a long-lived asset group. An impairment loss is measured and recorded based on the excess carrying value of the impaired long-lived asset group over fair value.
To determine fair value, the Company uses a discounted cash flow model based on quantities of estimated recoverable minerals and incorporates projections and probabilities involving metal prices (considering current and historical prices, price trends and related factors), production levels, operating and production costs, and the timing and capital costs of expansion and sustaining projects, all of which are based on life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of gold and silver that will be sold after taking into account losses during ore processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, which are consistent or reasonable in relation to internal budgets and projections, and actual future cash flows may be significantly different than the estimates, as actual future quantities of recoverable gold and silver, metal prices, operating and production costs, and the timing and capital costs of expansion and sustaining projects are each subject to significant risks and uncertainties. Refer to Note 7 - Plant, Equipment, and Mine Development, Net for additional information, including detail about the Company’s 2014 write-down of mill-related long-lived assets.

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

Mineral Properties
Mineral properties are tangible assets recorded at cost and include royalty interests and land and mineral rights to explore and extract minerals from properties. Once a property is in the production phase, mineral property costs are amortized using the units-of-production method based upon the estimated recoverable gold ounces in proven and probable reserves at such properties. Currently, the Company is amortizing mineral property costs associated with the Hycroft Mine, which is the only mineral property in the production phase. Costs to maintain mineral properties are expensed in the period they are incurred. Gains and losses from the sale or disposal of mineral properties are recorded to Loss (gain) on dispositions or sales of mineral properties. Refer to Note 8 - Mineral Properties, Net for additional information.
Asset Retirement Obligation
The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. The Company’s asset retirement obligation (“ARO”), consisting of estimated future mine reclamation and closure costs, may increase or decrease significantly in the future as a result of changes in regulations, mine plans, estimates, or other factors. The Company’s ARO relates to its operating property, the Hycroft Mine, and was recognized as a liability at fair value in the period incurred. An ARO, which is initially estimated based on discounted cash flow estimates, is accreted to full value over time through charges to Accretion expense. Resultant ARO cost assets are depreciated on a units-of-production method over the related long-lived asset’s useful life. The Company’s ARO is adjusted annually, or more frequently at interim periods if necessary, to reflect changes in the estimated present value resulting from revisions to the timing or amount of reclamation and closure costs. Refer to Note 12 - Asset Retirement Obligation for additional information.
Derivative Instruments
The fair value of the Company’s derivative instruments are reflected as assets or liabilities on the Consolidated Balance Sheets. The Company does not hold derivative instruments for trading purposes.
Derivative Instruments Designated as Cash Flow Hedges
The Company uses derivative financial instruments to manage changes in foreign exchange rates, interest rates, and diesel prices. While derivative instruments may enhance the predictability of certain cash flows, they may also curtail benefits from future decreases in diesel prices and changes in the CDN dollar to U.S. dollar exchange rate.
The Company designated its cross currency swap and diesel swaps as cash flows hedges and, as such, the effective portion of changes in the fair value of these derivative instruments, together with settlement gains and losses, are deferred in Accumulated other comprehensive income (loss) and reclassified into earnings when the hedged transaction affects earnings. Transactions related to the Company’s derivative instruments accounted for as hedges are classified in the same category as the hedged item in the Consolidated Statements of Cash Flows. For derivatives designated as hedges the Company assesses, both at the hedge’s inception and on an ongoing basis (quarterly), whether the derivatives are highly effective in offsetting cash flows of hedged items. The ineffective portions of a derivative’s gain or loss, if any, are recorded to Other, net. If a derivative is not expected to be highly effective in the future, the Company will stop hedge accounting and previously deferred gains or losses in Accumulated other comprehensive income (loss) will be reclassified into earnings when the hedged transaction impacts earnings. In addition, if hedged forecasted transactions become improbable of occurring, the Company discontinues hedge accounting and gains and losses in Accumulated other comprehensive income (loss) from previously designated cash flow hedges will be reclassified into earnings (Other, net).
Derivative Instruments Not Designated as Hedges
In December 2014, the Company completed a public offering of shares of common stock and warrants. The warrants are freestanding financial instruments, each of which is exercisable to purchase one share of common stock at $1.10 per share. The warrants contain a “down-round” provision, which means that any new issuances of common stock (or securities convertible into common stock) at a price, exercise price, or conversion price below the then current exercise price of the warrants ($1.10 per share at December 31, 2014) will result in the exercise price of the warrants being reduced to match the price, exercise price or conversion price of such new issuance of common stock (or securities convertible into common stock). The down-round provision precludes the warrants from being considered indexed to the Company’s own stock; thus, the warrants do not qualify for a scope exception from derivative accounting. Accordingly, the Company’s outstanding warrants are accounted for as derivative instruments and included in Other liabilities, non-current at fair value with periodic changes in fair value included in Other, net. The Company will continue to adjust the warrant liability to fair value until the earlier of the exercise or expiration of the warrants, both of which will result in a pro-rata portion of the warrant liability being reclassified from Other liabilities, non-current to Additional-paid-in-capital.
Refer to Note 13 - Stockholders' Equity, Note 20 - Fair Value Measurements, and Note 21 - Derivative Instruments for additional information on the Company’s derivative instruments.

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

Revenue Recognition
The Company recognizes revenue on gold and silver sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, the title or risk of loss has been transferred to the customer, and collectability is reasonably assured. For the years ended December 31, 2014, 2013, and 2012, approximately 89%, 93%, and 90%, respectively, of the Company’s revenues were attributable to gold sales. Refer to Note 15 - Revenue for additional information.
Separation and Severance Costs
Separation and severance costs result(ed) from rationalizing the Company’s overall employee headcount to align its operations in the most strategic and cost-efficient structure. Separation and severance costs are considered those costs associated with 1) a substantial re-alignment of the Company’s management structure and 2) substantial reductions to the Company’s existing workforce. Separation and severance costs are comprised of one-time, cash payments to employees who are involuntarily terminated and additional benefits pursuant to severance and/or settlement agreements, such as stock-based compensation costs resulting from the continued vesting of outstanding restricted share unit awards. Liabilities for separation and severance costs are recorded at fair value in the period in which they are incurred and included in Other liabilities, current prior to payment. Refer to Note 16 - Separation and Severance Costs for additional information.
Stock-Based Compensation
Stock-based compensation costs are measured at fair value on the date of grant and charged to expense over the requisite service period. The fair value of awards is determined using the stock price on either the date of grant (if vesting is subject only to service conditions) or the date that the Compensation Committee of the Board of Directors establishes applicable performance targets (if vesting is subject to performance conditions). The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods through the final vesting date. Refer to Note 14 - Stock-Based Compensation for additional information.
Income Taxes
The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives its deferred income tax provision or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. Refer to Note 9 - Income Taxes for additional information.
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
As necessary, the Company also provides reserves against the benefits of uncertain tax positions taken on its tax filings. The necessity for and amount of a reserve is established by determining, based on the weight of available evidence, the amount of benefit which is more likely than not to be sustained upon audit for each uncertain tax position. The difference, if any, between the full benefit recorded on the tax return and the amount more likely than not to be sustained is recorded as a liability on the Company’s balance sheet unless the additional tax expense that would result from the disallowance of the tax position can be offset by a net operating loss, a similar tax loss, or a tax credit carryforward. In that case, the reserve is recorded as a reduction to the deferred tax asset associated with the applicable net operating loss, similar tax loss, or tax credit carryforward.
The Company uses the “with-and-without” method, disregarding indirect income tax effects, for determining the period in which tax benefits for excess share-based deductions are recognized. As such, the benefit of the excess tax deductions will not be recognized for financial statement purposes until the related deductions reduce income taxes payable.
New Accounting Pronouncements
Recently Adopted
In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss (“NOL”) Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 improves the reporting of unrecognized tax benefits when a NOL carryforward, a similar tax loss, or a tax credit carryforward exists, by eliminating diversity in practice. This pronouncement became effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013, which for the Company meant the first quarter of the year ending December 31, 2014. The adoption of this guidance did not have an effect on the

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

Company’s consolidated financial position, results of operations, cash flows, or the financial statement presentation and disclosure.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern.” ASU No. 2014-15 requires management to assess, at each interim and annual reporting period, whether substantial doubt exists about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and, when necessary, provide related footnote disclosures. Management’s assessment should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU No. 2014-15 is effective for fiscal years ending after December 15, 2016; however, as permitted, the Company has elected early adoption of ASU No. 2014-15. Refer to the Basis of Presentation - Going Concern section above, in this Note 2 - Summary of Significant Accounting Policies, for disclosures related to the Company’s early adoption of ASU No. 2014-15.
Recently Issued
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of a Component of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and requires new disclosures for discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014, which for the Company means the first quarter of the year ending December 31, 2015. Other than the additional presentation and disclosure requirements, the adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.
In May 2014, the FASB and the International Accounting Standards Board issued new joint and converged guidance surrounding revenue recognition. ASU No. 2014-09, “Revenue from Contracts with Customers” will supersede nearly all existing revenue recognition guidance, including industry-specific guidance, and requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 does not permit early adoption and is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, which for the Company means the first quarter of the year ending December 31, 2017. ASU No. 2014-09 allows for either a “full retrospective” adoption, meaning the new standard is applied to all periods presented, or a “modified retrospective” adoption, meaning the new standard is applied only to the most current period presented and any cumulative effect of adoption is recognized as an adjustment to the opening balance of retained earnings. The Company has evaluated its current revenue recognition policies and past and present sales contracts and does not currently believe it will be materially impacted by the requirements of ASU No. 2014-09. Historically, the Company’s sole revenue related performance obligation has been the delivery of metal to customers, either physically or by account transfer, and has been satisfied at the same point in time the Company’s customers obtain control of the delivered metal. As such, the Company currently anticipates adopting ASU No. 2014-09 using the “modified retrospective” approach and other than the additional presentation and disclosure requirements, does not expect such adoption will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.
3. Inventories
The following table provides the components of inventories and the estimated recoverable gold ounces therein (in thousands, except ounces):

	December 31, 2014		December 31, 2013
	Amount	Gold ounces	Amount	Gold ounces
Materials and supplies	$15,303		$18,002
Merrill-Crowe in-process	3,723	3,228	6,322	5,662
Carbon column in-process	312	269	859	724
Doré finished goods	1,619	1,402	1,227	1,106
	$20,957	4,899	$26,410	7,492
As of December 31, 2014 and 2013, production-related Inventories included $1.3 million and $1.6 million, respectively, of capitalized non-cash depreciation and amortization costs.

4. Stockpiles and Ore On Leach Pads
The following table summarizes stockpiles and ore on leach pads and the estimated recoverable gold ounces therein (in thousands, except ounces):

	December 31, 2014		December 31, 2013
	Amount	Gold ounces	Amount	Gold ounces
Current:
Ore on leach pads	$214,444	183,615	$206,504	180,919
Non-current:
Ore on leach pads	$91,904	78,692	$88,501	77,537
Stockpiles	—	—	27,691	61,771
	$91,904	78,692	$116,192	139,308
As of December 31, 2014 and 2013, Ore on leach pads, current and non-current included $73.7 million and $65.6 million, respectively, of capitalized non-cash depreciation and amortization costs. As of December 31, 2014 and 2013, Stockpiles included $nil and $4.8 million, respectively, of capitalized non-cash depreciation and amortization costs.
Write-down of Production Inventories
As discussed in Note 2 - Summary of Significant Accounting Policies, the period-end market value of the Company’s production-related inventories is determined in part by using period-end LBMA prices per gold and silver ounce and is highly sensitive to these inputs. Due to lower period-end metal price levels and increases in per gold ounce production costs, the Company’s application of its lower of cost or market accounting policy resulted in write-downs of Ore on leach pads. Write-downs have resulted solely from the Company’s application of its lower of cost or market accounting policy and were unrelated to any metallurgical balancing analytics or changes to recovery rates.
The following table provides information about the Company’s write-downs (in thousands, except per ounce amounts):

	Years ended December 31,
Type of previously incurred cost	2014	2013	2012
Cash production costs	$54,685	$9,711	$—
Allocated depreciation and amortization	16,005	2,875	—
Write-down of production related inventories	$70,690	$12,586	$—

Period-end LBMA metal prices used in write-down calculation
Price per gold ounce	$1,199.25	$1,201.50	$1,664.00
Price per silver ounce	$15.97	$19.50	$29.95
Further declines from December 31, 2014 metal price levels and/or future production costs per gold ounce greater than the December 31, 2014 carrying value per gold ounce included in Ore on leach pads could result in, or contribute to, additional future write-downs of production-related inventories.
Write-down of Stockpiles
Stockpiles represent ore that has been extracted from the mine and requires further processing through a mill. As discussed in Note 7 - Plant, Equipment, and Mine Development, Net, the Company was unable to secure the financing required to begin construction of the mill expansion project which resulted in an impairment of mill-related long-lived assets. Accordingly, the Company recorded a write-down of Stockpiles and will begin recording all future mining costs to Ore on leach pads, including those costs from mining mill ore, until such time when the future construction and operation of a mill becomes probable.
The following table provides information about the Company’s write-down of stockpiles, the amount of which is included in Write-down of long-lived assets and stockpiles (in thousands):

	Years ended December 31,
Type of previously incurred cost	2014	2013	2012
Cash production costs	$34,522	$—	$—
Allocated depreciation and amortization	7,533	—	—
Write-down of stockpiles	$42,055	$—	$—

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

5. Prepaids and Other Assets
The following table provides the components of prepaids and other assets (in thousands):

	December 31,
	2014	2013
Prepaids and other
Prepaids	$5,839	$6,083
Deposits	1,224	1,685
Federal income taxes receivable	605	2,914
Other	90	175
	$7,758	$10,857
Other assets, non-current
Debt issuance costs, net	$10,352	$12,208
Reclamation policy premium, net	356	474
	$10,708	$12,682

6. Restricted Cash
The following table provides the components of restricted cash (in thousands):

	December 31,
Obligation collateralized	2014	2013
Asset retirement obligation surety bonds - Note 12	$38,147	$41,215
Revolving credit agreement - Note 11	10,000	—
	$48,147	$41,215
7. Plant, Equipment, and Mine Development, Net
The following table provides the components of plant, equipment, and mine development, net (in thousands):

	Depreciable life or method	December 31,
		2014	2013
Mine equipment	5 - 7 years	$280,833	$312,425
Process equipment	Units-of-production	79,551	60,875
Mine development	Units-of-production	96,964	120,038
Leach pads	Units-of-production	81,446	78,737
Buildings and leasehold improvements	10 years	26,175	25,083
Furniture, fixtures, and office equipment	2 - 3 years	4,417	4,236
Vehicles	3 - 5 years	2,943	2,943
Construction in progress and other		79,938	421,117
		652,267	1,025,454
Less: accumulated depreciation and amortization		(208,978)	(135,183)
		$443,289	$890,271
Mine equipment included $226.0 million and $261.8 million at December 31, 2014 and 2013, respectively, for the gross amount of assets acquired under outstanding capital lease and term loan obligations. Accumulated depreciation on such mine equipment totaled $63.8 million and $49.3 million at December 31, 2014 and 2013, respectively.
Construction in progress at December 31, 2014 consisted primarily of items related to the mill expansion, which are carried at their estimated net realizable sales value (discussed below).
Impairment write-down of long-lived assets
As discussed in Note 2 - Summary of Significant Accounting Policies, the Company’s long-lived assets are tested for impairment using numerous assumptions and inputs regarding estimated future cash flows of asset groups and the results of such impairment tests are highly sensitive to these assumptions and inputs. During 2014, the Company was unable to secure the financing required to begin construction of the mill expansion project which significantly decreased the overall near-term

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

probability of completing the mill expansion project and resulted in an impairment write-down of long-lived assets. As of December 31, 2014, following the impairment charge, the mill-related long-lived assets were carried at their estimated net realizable sales value, which the Company determined represented their estimated fair value. Refer to Note 20 - Fair Value Measurements for additional information on the fair value of the Company’s mill-related long-lived assets.
The following table provides information about the Company’s impairment write-down of long-lived assets, the amount of which is included in Write-down of long-lived assets and stockpiles (in thousands):

	Years ended December 31,
Impairment write-down by asset group	2014	2013	2012
Mill expansion project	$387,856	$—	$—
Heap leach operations	—	—	—
	$387,856	$—	$—

Impairment write-down by long-lived asset component
Process equipment	$195,631	$—	$—
Construction in progress and other	161,403	—	—
Mine development	30,822	—	—
	$387,856	$—	$—
Process equipment impairment charges related to the crusher. Construction in progress and other impairment charges related to the mills themselves, motors and mill drives, and mill-related engineering costs. Mine development impairment charges related to foundation preparation costs and environmental permitting and compliance costs.
8. Mineral Properties, Net
The following table summarizes changes in the Company’s mineral properties, net (in thousands):

	Years ended December 31,
	2014	2013
Balance, beginning of year	$48,473	$44,616
Asset retirement cost asset increase - Note 12	3,479	5,695
Property additions	—	51
Property dispositions	(3,113)	(1,441)
Amortization of royalty rights	(296)	(339)
Amortization of asset retirement cost asset	(231)	(109)
Balance, end of year	$48,312	$48,473
As of December 31, 2014, Mineral properties, net included royalty rights of $3.5 million and an asset retirement cost asset of $13.6 million that were being amortized using the units-of-production method based upon proven and probable reserves at the Company’s only operating property, the Hycroft Mine.
Gain (loss) on dispositions or sales of mineral properties
The following table provides a summary of the Company’s gains and losses on dispositions and sales of mineral properties (in thousands):

	Years ended December 31,
	2014	2013	2012
Gain on sale of a 75% controlling interest in the Hasbrouck, Three Hills, and Esmeralda County properties	$19,480	$—	$—
Loss on dispositions of early-stage exploration properties	(2,679)	(1,394)	—
	$16,801	$(1,394)	$—
On April 22, 2014 (the “Closing Date”), the Company entered into a Purchase and Sale Agreement with, and sold a 75% controlling interest in the Hasbrouck, Three Hills, and Esmeralda County exploration properties (the “Properties”) to, West Kirkland Mining, Inc. (“WKM”) for $20.0 million. Within 30 months after the Closing Date, WKM is to make an additional payment of $10.0 million for the 25% non-controlling interest in the Properties retained by the Company, subject to the Company’s option to elect to retain such interest in the Properties. In the event WKM does not meet its final $10.0 million commitment to the Company, or if the Company elects to decline the final payment and retain a 25% interest in the Properties, the Properties will be placed into a joint venture with WKM holding a 75% interest and the Company retaining a 25% interest.

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

From time to time, the Company performs reviews of its early-stage exploration properties, which are properties having no defined mineralized material. If the Company determines that abandonment of any properties is appropriate, the book value is written-off and a loss is recognized.
9. Income Taxes
The Company’s (loss) income before income taxes was attributable solely to domestic operations in the United States. The components of the Company’s income tax expense (benefit) are as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Current:
Federal	$(90)	$236	$(2,233)
Deferred:
Federal	(173,702)	(12,653)	18,920
Change in valuation allowance	178,618	4,349	(264)
Income tax expense (benefit)	$4,826	$(8,068)	$16,423
The following table provides a reconciliation of income taxes computed at the United States federal statutory tax rate of 35% to income tax provision (benefit) (in thousands):

	Years ended December 31,
	2014	2013	2012
(Loss) income before income taxes	$(514,099)	$(6,663)	$64,150
United States statutory income tax rate	35%	35%	35%
Income tax (benefit) expense at United States statutory income tax rate	(179,935)	(2,332)	22,452
Change in valuation allowance	178,618	4,349	(264)
Percentage depletion	2,684	(11,438)	(6,933)
Stock-based compensation shortfall	829	498	—
Basis adjustment	2,274	831	—
Other	356	24	1,168
Income tax expense (benefit)	$4,826	$(8,068)	$16,423

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Current deferred tax (liabilities) assets
Inventories	$31,379	$18,574
Assets held for sale	5,023	3,842
Other liabilities	(1,188)	2,842
Diesel and currency swaps	—	(249)
Valuation allowance	(35,245)	(2,066)
Net current deferred tax (liabilities) assets	$(31)	$22,943
Non-current deferred tax assets (liabilities)
Plant, equipment, and mine development	$71,877	$(50,727)
Net operating loss	46,992	16,475
Inventories	15,377	6,822
Asset retirement obligation	6,977	5,377
Stock-based compensation	6,356	5,776
Credits and other	174	285
Currency swap	—	(653)
Valuation allowance	(147,722)	(2,283)
Net non-current deferred tax assets (liabilities)	$31	$(18,928)
Total net deferred tax assets	$—	$4,015
Based on the weight of evidence available as of December 31, 2014, which included recent operating results, future projections, and the inability to secure the financing required to construct a mill, the Company concluded that is more likely than not that the benefit of its net deferred tax assets will not be realized and, as such, recorded a full valuation allowance of $178.6 million against its net deferred tax assets.
The Company had net operating loss carryovers as of December 31, 2014 of $177.1 million for federal income tax purposes and $134.3 million for financial statement purposes. The difference of $42.8 million related to excess stock-based compensation tax deductions reported for tax purposes over deductions reported for financial statement purposes. The net operating loss carryovers may be carried back two years and forward 20 years from the year the net operating loss was generated and expire in varying amounts from 2019 to 2034.
The Company believes that the benefits of uncertain tax positions recorded in the calculation of the current year income tax benefit and on prior year tax returns do not exceed benefits calculated using the more likely than not threshold.  As a result, the Company has not recorded any income tax reserves or related interest or penalties for the year ended December 31, 2014. The Company is not currently under audit by any taxing jurisdiction and, with limited exception, the Company is no longer subject to U.S. federal income tax audits by taxing authorities for tax years 2010 and prior; however, net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

10. Other Liabilities
The following table summarizes the components of other liabilities, current and non-current (in thousands):

	December 31,
	2014	2013
Other liabilities, current
Derivative instruments - Note 21	$8,628	$669
Accrued compensation	3,253	3,587
Capital expenditure retentions	—	4,256
Other	128	—
	$12,009	$8,512
Other liabilities, non-current
Derivative instruments - Note 21	$45,017	$21,730
Accounts payable	5,188	—
Deferred royalty income	1,109	953
Other	56	52
	$51,370	$22,735
11. Debt
Debt Covenants
The Company’s debt agreements contain representations and warranties, events of default, and covenants that are customary for agreements of these types. The Company’s Notes (as defined below) contain provisions that, among other things, restrict or limit the ability of the Company to redeem the Notes, incur or guarantee additional debt, pay dividends, and consolidate, merge or sell all or substantially all of the Company’s assets. The Company’s Revolver (as defined below) and certain capital lease obligations contain financial covenants related to Tangible Net Worth, Minimum Current Ratio, Minimum Reserve Tail, and Cash and Cash Equivalents balances, as such terms are defined in the Revolver. The Company is required to maintain a Tangible Net Worth of $437.0 million plus 25% of positive net income for each quarter ending after September 30, 2013, a Minimum Current Ratio of 1.25:1.0, and Cash and Cash Equivalents of $10.0 million in deposit accounts with the Revolver lenders which are restricted from use by the Company for the full term of the Revolver. The Minimum Reserve Tail covenant requires that at all times the Company maintain more than 600,000 gold equivalent recoverable ounces in its heap leach reserves after maturity of the Revolver.
The Company’s debt agreements contain cross-default and cross-acceleration clauses, which means that an event of default or covenant violation under any of the Company’s debt agreements may result in the acceleration of substantially all of its outstanding debt. As of December 31, 2014, the Company was not in compliance with the Tangible Net Worth covenant contained in the Revolver and certain capital lease obligations. In addition, the commencement of the Chapter 11 Cases (discussed in Note 26 - Subsequent Events) constituted an event of default under the Indenture (as defined below) relating to the Notes, the Revolver and certain capital lease obligations. Therefore, the Company has classified within Debt, current 1) $344.8 million of Notes; 2) $95.7 million of capital lease and term loan obligations; and 3) $31.0 million of Revolver borrowings, all of which contain stated maturities of greater than 1 year.

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

The following table summarizes the components of debt (in thousands):

	December 31,
	2014		2013
Debt, current:
Capital lease and term loan obligations	$146,489	(1)	$58,435	(1)
Term and Security Deposit loan	17,974	(2)	17,791	(2)
Revolving Credit Agreement	31,000		—
8.75% Senior Notes due June 2019 (3)	344,800		—
	$540,263		$76,226
Debt, non-current:
Capital lease and term loan obligations	$—		$146,347
8.75% Senior Notes due June 2019 (3)	—		376,080
	$—		$522,427
(1) Includes principal of $10.2 million and $5.7 million as of December 31, 2014 and 2013, respectively, for mine equipment included in Assets held for sale.
(2) Entire borrowing is attributable to the third rope shovel which is included in Assets held for sale.
(3) Effective interest rate of 8.375% after cross currency swap. See Note 21 - Derivative Instruments for additional detail.
Senior Notes
In May 2012, the Company issued CDN $400.0 million of uncollateralized senior notes (the “Notes”). The Notes are denominated in Canadian dollars, pay interest semi-annually at the rate of 8.75% per annum, and mature in June 2019; however, due to the bankruptcy filing discussed in Note 26 - Subsequent Events, the Notes became due and payable on March 10, 2015 and at December 31, 2014 the Company had classified the Notes balance as Debt, current. Concurrent with the issuance of the Notes, the Company entered into a cross currency swap agreement based upon a notional amount of $400.4 million (the gross proceeds from the issuance) which fixed the interest rate at 8.375%, as further described in Note 21 - Derivative Instruments. The cross currency swap was terminated in March 2015, as discussed in Note 26 - Subsequent Events. The Notes balance was $344.8 million based upon the Canadian dollar to U.S. dollar exchange rate on December 31, 2014. The Notes are guaranteed by most of the Company’s currently wholly-owned subsidiaries, including Hycroft Resources & Development Inc., which owns the Company’s Hycroft Mine.
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
The cross currency swap contains a mutual put provision, which becomes effective beginning in June 2016, that gives any of the counterparties to the agreement the right to require early settlement of this derivative financial instrument prior to the expiration of its contractual term. The amount to be received or paid by the Company would be equal to the mark-to-market value on the date of settlement. As of December 31, 2014, the cross currency swap (for the whole notional amount of $400.4 million) was in a $43.4 million liability position.

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

 Capital Lease and Term Loan Obligations
The Company’s capital lease and term loan obligations are for the purchase of mining equipment, bear interest at rates between 4% - 7% per annum, and primarily carry 60 - 84-month terms. The following is a summary of the stated scheduled future minimum payments under the Company’s capital lease and term loan obligations as of December 31, 2014 (in thousands):

Fiscal Year	Minimum Lease Payments
2015	$56,702	(1)
2016	43,857
2017	32,991
2018	11,898
2019	8,578
Thereafter	6,673
Less: interest	(14,210)
Net minimum capital lease payments	146,489
(1) Includes principal of $10.2 million for mine equipment included in Assets held for sale.
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
During 2013, the Company commissioned two (of the three) electric rope shovels and, as such, amounts borrowed for these two shovels are included in capital lease and term loan obligations. Costs for the third electric rope shovel are included in Assets held for sale at December 31, 2014 and, as such, related amounts borrowed under the Loan Agreement are included in Debt, current as repayment will occur when the components of the third shovel are sold, which the Company believes will happen within the next twelve months. If the Company does not sell the third electric rope shovel before April 2015, it will begin making scheduled principal and interest payments due under the Loan Agreement over a seven year term. Advances for security deposits under the Loan Agreement bear an interest rate determined by an applicable rate plus the three month LIBOR, which approximated 4.8% at December 31, 2014. The two executed term loan obligations for the commissioned shovels carry seven year terms and bear interest at a fixed rate of approximately 5.7%.
Revolving Credit Agreement
In May 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “Revolver”) which amended and restated the December 2013 Second Amended and Restated Credit Agreement (the “Previous Revolver”). The aggregate amount available to the Company under the Revolver is determined by a Borrowing Base (as defined in the Revolver) that makes up to $75.0 million available (an increase from the $40.0 million available under the Previous Revolver) to the Company depending upon 80% of the net realizable value of the gold and silver in the Company’s ore on leach pads, in-process, and finished goods inventories less estimated remaining processing and selling costs. As of December 31, 2014, the full $75.0 million was available under the Revolver, which was reduced by $16.4 million for financial letters of credit issued to collateralize the cross currency swap (discussed below) and $31.0 million of outstanding cash borrowings, resulting in remaining availability of $27.6 million. Due to the year-end covenant violation discussed above and the bankruptcy filing discussed in Note 26 - Subsequent Events, all outstanding obligations under the Revolver became due and payable on March 10, 2015 and at December 31, 2014, the Company had classified $31.0 million of the Revolver borrowing as Debt, current.
Borrowings under the Revolver bear interest per annum at either LIBOR plus 4.5% or at an Alternate Base Rate Canada, as defined in the Revolver, plus 3.5%. Financial letters of credit and non-financial letters of credit bear interest per annum at 4.50% and 2.70%, respectively. The Revolver is collateralized by substantially all of the Company’s assets and has a stated maturity of April 30, 2016.
In December 2013, when the Company entered into the Previous Revolver, which amended and restated the October 2012 Amended and Restated Credit Agreement (the “2012 Revolver”), two lenders under the 2012 Revolver exited the credit facility. These two lenders are holders of a portion of the Notes cross currency swap which, in December 2013, ceased being

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

collateralized by the security they held as lenders to the 2012 Revolver. As a result, the Company is required to fully collateralize any mark-to-market liability position for 22% of the cross currency swap, which is the portion held by these two lenders, with cash, letters of credit, or a combination of the two. As of December 31, 2014, the Company had issued $16.4 million of financial letters of credit to collateralize the mark-to-market liability position of 22% of the cross currency swap.
The bankruptcy proceeding discussed in Note 26 - Subsequent Events resulted in the early termination of the cross currency swaps and the diesel swaps and the close-out amounts with respect to such swaps became immediately due and payable. Letters of credit issued under the Revolver that collateralized portions (22%) of the cross currency swap were redeemed by the counterparties and increased the cash borrowings under the Revolver. The mark-to-market amount of the unsecured portion (approximately 78%) of the Company’s cross currency swap liability together with $0.9 million associated with the under-collateralized secured portion of the cross currency swap became immediately due and payable.
Interest Expense
The following table summarizes the components of interest expense (in thousands):

	Years ended December 31,
	2014	2013	2012
8.75% Senior Notes due June 2019 (1)	$33,534	$33,534	$20,166
Capital lease and term loan obligations	7,975	8,979	3,957
Amortization of debt issuance costs	2,747	3,408	1,294
Revolver interest and standby fees	1,449	1,590	443
Term and Security Deposit loan	900	1,325	—
Other interest expense	481	548	—
Capitalized interest	(7,247)	(26,824)	(7,952)
	$39,839	$22,560	$17,908
(1) Effective interest rate of 8.375% after cross currency swap. See Note 21 - Derivative Instruments for additional detail.
12. Asset Retirement Obligation
The following table summarizes changes in the Company’s ARO (in thousands):

	December 31,
	2014	2013
Balance, beginning of year	$15,364	$9,057
Additions and changes in estimates	3,479	5,695
Accretion	1,091	659
Reclamation expenditures	—	(47)
Balance, end of year	19,934	15,364
Less: current portion	—	(20)
Non-current portion	$19,934	$15,344
Additions and changes in estimates during the year ended December 31, 2014 were primarily related to updated reclamation expenditure estimates and a reduction in the credit-adjusted risk-free rate used in the present value calculation to estimate the fair value of the ARO. As of December 31, 2014, the Company estimates that no significant reclamation expenditures will be made until 2025 and that reclamation work will be completed by the end of 2035. As of December 31, 2014, the Company’s ARO was fully secured by surety bonds totaling $59.9 million, which were partially collateralized with restricted cash totaling $38.1 million.
13. Stockholders' Equity
Preferred Stock
In addition to common stock, the authorized share capital of the Company includes 10,000,000 shares of undesignated preferred stock with a par value of $0.001 per share, none of which has been issued.
Dividend Policy
The Company has never paid dividends and has no intention to do so. The Company’s Notes, Revolver, and certain capital lease agreements, contain provisions that restrict its ability to pay dividends. For additional information refer to Note 11 - Debt.

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

Public Offering of Common Stock and Warrants
In December 2014, the Company completed a public offering in which 21,750,000 shares of common stock and 10,875,000 warrants to purchase shares of common stock were sold for gross proceeds of $21.8 million, of which $3.8 million was allocated to warrants and $18.0 million was allocated to common stock. The Company paid placement agent fees and general offering costs of $2.4 million, resulting in net proceeds of $19.4 million.
The warrants are for a fixed number of common shares, expire five years from the date of issuance, and as of December 31, 2014, were exercisable for $1.10 per share. If exercised, the Company must settle the warrants in its own stock with the exception of certain events or transactions, including reorganization, recapitalization, the sale or transfer of all the Company’s assets or properties, or the consolidation or merger of the Company with another entity. The exercise price of the warrants is subject to customary adjustments for instruments of this type, including for certain stock dividends and splits, equity sales, rights offerings, pro rata distributions, or similar events affecting our common stock. As discussed in Note 2 - Summary of Significant Accounting Policies, because the warrants contain a “down-round” provision they are accounted for as derivative instruments and included in Other liabilities, non-current at fair value with periodic changes in fair value included in Other, net. The Company will continue to adjust the warrant liability to fair value until the earlier of the exercise or expiration of the warrants, both of which will result in a pro-rata portion of the warrant liability being reclassified from Other liabilities, non-current to Additional-paid-in-capital.
As a result of the Company’s filing of the Chapter 11 Cases (discussed in Note 26 - Subsequent Events), it is not expected that the warrants will be exercisable.
The following table summarizes activity of the Company’s warrant liability and warrants (in thousands, except warrants):

	December 31, 2014
	Amount		Warrants
Balance, beginning of year	$—		—
Issuance of warrants	3,770	(1)	10,875,000
Change in fair value	874		—
Balance, end of year	$4,644		10,875,000
(1) Represents the portion of the December 2014 offering proceeds allocated to the fair value of the warrants on the closing date.
Refer to Note 20 - Fair Value Measurements for additional information on the Company’s warrants.
14. Stock-Based Compensation
The Company has stock-based compensation plans to attract, retain, and motivate employees and directors while directly linking incentives to increases in stockholder value. Terms and conditions (including performance-based vesting criteria) of awards granted under stock-based compensation plans are established by the Board of Directors or the Compensation Committee of the Board of Directors, who also administer the plans. The following table summarizes the common shares authorized for issuance and available for future issuance under the Performance and Incentive Pay Plan (the “PIP Plan”), the Deferred Share Unit Plan (the “DSU Plan”), and the Deferred Phantom Unit Plan (the “DPU Plan”) as of December 31, 2014.

	Stock-based Compensation Plan
	PIP Plan	DSU Plan	DPU Plan
Common shares authorized for issuance	4,000,000	500,000	300,000
Common shares remaining for future grants	3,684,629	116,348	11,597
The following tables summarize the Company’s stock-based compensation cost and unrecognized stock-based compensation cost by plan (in thousands):

	Years ended December 31,
Stock-based compensation cost by plan	2014	2013	2012
Restricted Share Unit	$4,378	$5,052	$4,632
Deferred Share Unit	862	1,000	787
Performance and Incentive Pay	283	—	—
Deferred Phantom Unit	—	—	(1,080)
	$5,523	$6,052	$4,339
Capitalized as part of an asset cost	$325	$342	$487

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

	December 31,
Unrecognized stock-based compensation cost by plan	2014	2013	2012
Restricted Share Unit	$7,839	$9,024	$10,703
Performance and Incentive Pay	739	—	—
Deferred Share Unit	200	262	262
	$8,778	$9,286	$10,965
Performance and Incentive Pay Plan and Restricted Share Unit Plan
The PIP Plan was approved by the Company’s stockholders at the May 1, 2014 Annual Meeting of Stockholders and makes available up to 4,000,000 shares of common stock for issuance. Awards granted under the PIP Plan may be in a variety of forms, including restricted stock, restricted stock units, stock options, stock appreciation rights, performance awards, and other stock awards. As of December 31, 2014, all awards granted under the PIP Plan were in the form of restricted stock units.
The Restricted Share Unit Plan (the “RSU Plan”), which was originally adopted by the Company in July 2007, was terminated along with the 2007 Stock Option Plan (together, the “Former Plans”) upon the approval of the PIP Plan. The Company is no longer permitted to grant awards under the Former Plans; however, awards made under the Former Plans prior to May 1, 2014 will continue to vest in accordance with the provisions of the grants and pursuant to the terms of the Former Plans.
Restricted stock units (“RSUs”) granted under the PIP Plan and RSU Plan without performance-based vesting criteria typically vest in equal semi-annual or annual installments over two to three years and awards granted with performance-based vesting criteria typically vest in annual installments over three years subject to the achievement of certain financial and operating results of the Company. Upon vesting, one share of Allied Nevada common stock is automatically issued for no additional consideration, except in the case of Canadian residents, where an election may be made to defer the issuance date.
Restricted Share Unit Plan
The following table summarizes activity of the Company’s RSU Plan:

	Years ended December 31,
	2014		2013		2012
Restricted Share Unit Plan	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, beginning of year	1,630,145	$11.85	849,482	$19.59	568,787	$18.59
Correction of reporting issuance by plan administrator	—	—	—	—	280,000	4.35
Granted	1,003,800	5.62	1,427,395	11.76	293,289	33.22
Vested and issued	(387,667)	10.04	(219,057)	18.35	(231,323)	14.72
Canceled/forfeited	(225,197)	13.73	(427,675)	23.62	(61,271)	24.33
Outstanding, end of year	2,021,081	7.64	1,630,145	11.85	849,482	19.59
Vested and unissued, end of year	495,116	9.17	495,116	9.17	380,000	8.15
At December 31, 2014, 534,632 RSUs outstanding under the RSU Plan were subject to performance-based vesting criteria.
The following table provides additional detail for grants made under the RSU Plan:

	December 31,
Restricted Share Unit Plan	2014	2013	2012
Weighted-average contractual vesting period of RSUs granted	2.1 years	2.2 years	3.0 years
Weighted-average remaining vesting period of unvested RSUs	1.0 years	1.7 years	1.6 years
Weighted-average estimated forfeiture rate of RSUs granted	12.66%	6.97%	11.84%
Fair value of RSUs vested and issued (millions)	$3.9	$3.0	$8.9
Intrinsic value of RSUs issued (millions)	1.5	2.3	7.5
Intrinsic value of RSUs outstanding (millions)	1.8	5.8	25.6
Intrinsic value of RSUs vested and outstanding (millions)	0.4	1.8	11.5

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

Performance and Incentive Pay Plan
The following table summarizes activity of the Company’s PIP Plan:

	Year ended December 31, 2014
Performance and Incentive Pay Plan	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Outstanding, beginning of year	—	$—
Granted	378,790	3.24
Vested and issued	(12,500)	3.13
Canceled/forfeited	(63,419)	3.25
Outstanding, end of year	302,871	3.25
Vested and unissued, end of year	—	—
At December 31, 2014, 8,183 RSUs outstanding under the PIP Plan were subject to performance-based vesting criteria.
The following table provides additional detail for grants made under the PIP Plan:

December 31,
Performance and Incentive Pay Plan	2014
Weighted-average contractual vesting period of RSUs granted	1.8 years
Weighted-average remaining vesting period of unvested RSUs	1.2 years
Weighted-average estimated forfeiture rate of RSUs granted	5.97%
Fair value of RSUs vested and issued (millions)	$—
Intrinsic value of RSUs issued (millions)	—
Intrinsic value of RSUs outstanding (millions)	0.3
Intrinsic value of RSUs vested and outstanding (millions)	—
Deferred Share Unit Plan and Deferred Phantom Unit Plan
The DSU Plan, an equity-based compensation plan for non-employee directors, was approved by the Company’s stockholders in October 2011 and adopted by the Company in June 2012. Under the DSU Plan, annual awards of deferred share units (“DSUs”) are granted to each non-employee director and vest over directors’ one year service periods. Each DSU has the value of one share of Allied Nevada common stock to be issued when a director leaves the Board.
The DPU Plan was adopted by the Company in April 2009 to compensate non-employee directors using deferred phantom units (“DPUs”). DPUs are fully vested at the time of grant, have the value of one share of Allied Nevada common stock, and are to be issued when a director leaves the Board. In August 2012, the Company’s Board of Directors approved a resolution requiring all DPUs to be settled in shares of the Company’s common stock, which modified the then current classification of outstanding DPUs from liability instruments to equity instruments and increased Additional paid-in capital by $7.5 million. There were 248,136 DPUs outstanding at December 31, 2014, 2013, and 2012.

The following table summarizes activity of the Company’s DSU Plan:

	Years ended December 31,
	2014		2013		2012
Deferred Share Unit Plan	Number of DSUs	Weighted Average Grant-Date Fair Value	Number of DSUs	Weighted Average Grant-Date Fair Value	Number of DSUs	Weighted Average Grant-Date Fair Value
Outstanding, beginning of year	134,408	$14.60	34,008	$28.30	—	$—
Granted	246,152	3.25	100,400	9.96	39,308	28.30
Issued	—	—	—	—	(3,092)	28.30
Canceled/forfeited	—	—	—	—	(2,208)	28.30
Outstanding, end of year	380,560	7.26	134,408	14.60	34,008	28.30
Vested and unissued, end of year	319,022	8.66	108,053	15.73	24,733	28.30

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

The following table provides additional detail for grants made under the DSU Plan:

	December 31,
	2014	2013	2012
Weighted-average contractual vesting period of DSUs granted	1.0 year	1.0 year	1.0 year
Weighted-average remaining vesting period of unvested DSUs	0.3 years	0.3 years	0.3 years
Weighted-average estimated forfeiture rate of DSUs granted	—%	—%	—%
Fair value of DSUs vested (millions)	$0.9	$1.0	$0.8
Intrinsic value of DSUs issued (millions)	—	—	0.1
Intrinsic value of DSUs outstanding (millions)	0.3	0.5	1.0
Intrinsic value of DSUs vested and outstanding (millions)	0.3	0.4	0.8
The intrinsic value of outstanding DPUs at December 31, 2014, 2013, and 2012 was $0.2 million, $0.9 million, and $7.5 million, respectively.
2007 Stock Option Plan
The 2007 Stock Option Plan, which was originally adopted by the Company in February 2007, was terminated upon the approval of the PIP Plan (as discussed above). The Company is no longer permitted to grant awards under this plan; however, awards made under this plan prior to its termination date will continue to vest in accordance with the provisions of the grants and pursuant to the term of this plan. The Company did not grant any options under the 2007 Stock Option Plan during the years ended December 31, 2014, 2013, or 2012.
The following table summarizes activity of the 2007 Stock Option Plan:

	Years ended December 31,
	2014		2013		2012
2007 Stock Option Plan	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
Outstanding, beginning of year	500,000	$4.35	640,000	$4.79	775,776	$4.79
Canceled/forfeited	—	—	(50,000)	6.34	(43,334)	4.35
Exercised	—	—	(90,000)	6.34	(92,442)	5.01
Outstanding, end of year	500,000	4.35	500,000	4.35	640,000	4.79
Vested and exercisable, end of year	500,000	4.35	500,000	4.35	640,000	4.79
The following table provides additional detail for grants made under the 2007 Stock Option Plan:

	December 31,
	2014	2013	2012
Weighted-average remaining contractual period of outstanding options	2.5 years	3.5 years	3.6 years
Weighted-average remaining contractual period of vested options	2.5 years	3.5 years	3.6 years
Intrinsic value of options exercised (millions)	$—	$0.5	$2.3
Fair value of options vested (millions)	—	—	—
Intrinsic value of options vested and outstanding (millions)	—	—	16.2
Intrinsic value of options outstanding (millions)	—	—	16.2
15. Revenue
The table below is a summary of the Company’s gold and silver revenue (in thousands, except ounces sold):

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

	Years ended December 31,
	2014		2013		2012
	Amount	Ounces sold	Amount	Ounces sold	Amount	Ounces sold
Gold revenue	$275,318	216,937	$248,386	181,941	$192,847	114,705
Silver revenue	35,107	1,841,737	19,515	858,073	21,712	696,144
	$310,425		$267,901		$214,559
16. Separation and Severance Costs
The tables below summarize the Company’s separation and severance costs by type of cost and by the reportable segment to which they relate (in thousands):

	Years ended December 31,
Type of cost	2014	2013	2012
One time, cash payments	$—	$4,809	$—
Stock-based compensation costs from continued vesting	—	1,124	—
	$—	$5,933	$—
Reportable segment
Hycroft Mine	$—	$1,860	$—
Exploration	—	405	—
Corporate and Other	—	3,668	—
	$—	$5,933	$—
17. Other, Net
The table below is a summary of the Company’s other income and expense (in thousands):

	Years ended December 31,
	2014	2013	2012
Foreign currency transaction gain (loss) on Notes - Note 21	$31,280	$25,960	$(1,640)
Reclassification of (loss) gain from Accumulated other comprehensive income (loss) for cross currency swap - Note 21	(31,280)	(25,960)	1,640
Gain on discontinuance of cash flow hedges - Note 21	7,377	—	—
Loss on change in fair value of warrant liability - Note 13	(874)	—	—
Hedge ineffectiveness - diesel swaps	(657)	—	—
(Loss) gain on marketable equity securities	—	(1,120)	290
Other, net	(8)	118	2
	$5,838	$(1,002)	$292

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

18. (Loss) Income Per Share
The following table sets forth the computation of basic and diluted (loss) income per share (in thousands, except per share amounts):

	Years ended December 31,
	2014	2013	2012
Net (loss) income available to common stockholders:	$(518,925)	$1,405	$47,727
Weighted average common shares:
Basic	105,915	99,105	89,945
Effect of shares granted under the:
Restricted Share Unit Plan	—	1,089	532
Deferred Phantom Unit Plan	—	248	119
2007 Stock Option Plan	—	281	407
Deferred Share Unit Plan	—	106	27
Diluted	105,915	100,829	91,030
(Loss) income per share:
Basic	$(4.90)	$0.01	$0.53
Diluted	$(4.90)	$0.01	$0.52
During the year ended December 31, 2014, the Company’s basic average common shares and diluted average common shares were the same because the effects of potential shares of common stock was anti-dilutive due to the Company’s net loss. Had the Company generated net income, during the year ended December 31, 2014, the effects from 10,875,000 warrants, 1,828,836 restricted share units, 380,560 deferred share units, and 248,136 deferred phantom units would have been included in the diluted average common shares calculation. The Company’s outstanding stock options contained exercise prices which exceeded the Company’s average closing share price for the year ended December 31, 2014 and would have continued to be excluded from the diluted average common shares calculation had the Company generated net income.

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

19. Quarterly Financial Information (Unaudited)
Summarized quarterly results for the years ended December 31, 2014, 2013, and 2012 are as follows (in thousands, except per share amounts):

	Quarters
2014	First	Second	Third		Fourth		Year
Revenue	$85,525	$83,123	$76,912		$64,865		$310,425
Total cost of sales	69,990	73,001	142,069	(1)	57,887		342,947
Gross profit (loss)(2)	15,535	10,122	(65,157)		6,978		(32,522)
Net income (loss)	332	4,376	(62,414)		(461,219)	(3)	(518,925)
Basic income (loss) per share	—	0.04	(0.60)		(4.34)		(4.90)
Diluted income (loss) per share	—	0.04	(0.60)		(4.34)		(4.90)
2013
Revenue	$49,190	$58,998	$76,741		$82,972		$267,901
Total cost of sales	25,648	40,977	61,382		81,149	(1)	209,156
Gross profit(2)	23,542	18,021	15,359		1,823		58,745
Net income (loss)	8,818	4,230	4,971		(16,614)		1,405
Basic income (loss) per share	0.10	0.04	0.05		(0.18)		0.01
Diluted income (loss) per share	0.10	0.04	0.05		(0.18)		0.01
2012
Revenue	$39,225	$33,666	$64,829		$76,839		$214,559
Total cost of sales	17,139	16,539	33,291		42,523		109,492
Gross profit (2)	22,086	17,127	31,538		34,316		105,067
Net income	12,068	6,142	13,402		16,115		47,727
Basic income per share	0.13	0.07	0.15		0.18		0.53
Diluted income per share	0.13	0.07	0.15		0.17		0.52
(1) Includes write-down of production inventories. See Note 4 - Stockpiles and Ore On Leachpads for detail.
(2) Calculated as Revenue less Total cost of sales.
(3) Includes write-downs. See Note 4 - Stockpiles and Ore on Leach Pads and Note 7 - Plant, Equipment, and Mine Development, Net for detail.
20. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands).

	December 31,		Input Hierarchy Level
Assets	2014	2013
Assets held for sale	$44,358	$47,357	Level 2

Liabilities
Derivative instruments:
Cross currency swap - Note 21	$43,389	$22,399	Level 2
Diesel swaps - Note 21	5,612	—	Level 2
Warrant liability - Notes 13 and 21	4,644	—	Level 2
	$53,645	$22,399

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

Assets Held For Sale
The Company’s assets held for sale are valued using a market approach for each item of property and equipment held for sale. Inputs include quoted market prices for identical or similar assets in markets that are not active and, as such, property and equipment held for sale is classified within Level 2 of the fair value hierarchy.
Derivative Instruments
The fair values (as prescribed by GAAP) of the Company’s derivative instruments are computed by independent third party consultants (and validated by the Company) using models which require a variety of inputs, including contractual terms, market prices, exercise prices, yield curves, credit spreads, and correlations of such inputs. In general, model inputs that are significant to the fair value measurements of the Company’s derivative instruments trade in active markets or are observable in markets that are not active and, as such, derivative instruments are classified within Level 2 of the fair value hierarchy.
The fair value of the Company’s warrant liability was determined using a Monte Carlo simulation-based valuation model, which incorporates the down-round provision. At December 31, 2014, inputs used to determine the fair value of the warrants included a warrant exercise price of $1.10 per share, a common share price of $0.87 per share, a discount rate of 1.65%, annualized volatility of 73%, and a remaining term of 4.95 years.
Nonrecurring fair value measurements
As discussed in Note 7 - Plant, Equipment, and Mine Development, Net, during the year ended December 31, 2014, the Company recorded a $387.9 million impairment write-down against its mill-related long-lived assets. The fair value of the Company’s mill-related long-lived assets at December 31, 2014, which was determined utilizing an estimated net realizable sales value approach, totaled $75.7 million and consisted primarily of tangible crusher components, the mills themselves, and motors and mill drives. Due to the uniqueness of the mill-related components and the fact that there is little to no market activity for identical or similar assets, the estimated fair value of Company’s mill-related components are classified within Level 3 of the fair value hierarchy.
Items Disclosed at Fair Value
Using prevailing interest rates on similar debt issuances, credit spreads, and foreign currency forward rates, the estimated fair value of the Notes was $290.6 million at December 31, 2014. The fair value estimate of the Notes was prepared with the assistance of an independent third party and does not reflect the actual trading value or the carrying value of the Notes in the Company’s consolidated financial statements.
21. Derivative Instruments
Derivative Instrument Fair Values
The following table is a summary of the fair values of the Company’s derivative instruments (in thousands):

	December 31, 2014		December 31, 2013
	Other liabilities, current	Other liabilities, non-current	Other liabilities, current	Other liabilities, non-current
Cross currency swap	$3,016	$40,373	$669	$21,730
Diesel swaps	5,612	—	—	—
Warrant liability	—	4,644	—	—
	$8,628	$45,017	$669	$21,730
Derivative Instruments Designated as Cash Flow Hedges
Diesel Swaps
As of December 31, 2014, the Company had outstanding diesel swaps covering the 2015 year for 7.2 million gallons (0.6 million gallons per month) at an average price of $2.62 per gallon, which represents approximately 60% of the Company’s forecasted 2015 diesel consumption. As of December 31, 2013, the Company had no unsettled diesel swaps. Gains and losses in Accumulated other comprehensive income from previously settled diesel swaps are reclassified into earnings (Production costs) as specific gold ounces are sold.
Cross Currency Swap
In May 2012, the Company entered into a cross currency swap concurrent with the issuance of the Notes. The notional value of the cross currency swap was $400.4 million and the interest rate was fixed at 8.375%. The Company makes interest payments ($400.4 million at 8.375%) to the counterparty in exchange for the Canadian dollars required to service the Notes (CDN$400.0 million at 8.75%). Upon maturity the Company will pay $400.4 million to the counterparty and receive CDN $400.0 million, which will be used to satisfy the face amount of the issuance. Gains and losses in Accumulated other

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

comprehensive income are reclassified into earnings (Interest expense and Other, net) concurrent with the recording of foreign currency transaction gains (losses) and interest expense. As discussed in Note 11 - Debt, the Company is required to fully collateralize any mark-to-market liability position of 22% of the cross currency swap.
Discontinuance of Cash Flow Hedges
As discussed in Note 26 - Subsequent Events, the Company filed for bankruptcy in March 2015. As of December 31, 2014, the Company determined it was improbable that the hedged forecasted transactions underlying its diesel swaps and cross currency swap would occur and discontinued hedge accounting for its derivative instruments previously designated as cash flow hedges. Upon such discontinuance, gains and losses in Accumulated other comprehensive income from previously designated (and settled) cash flow hedges were reclassified into earnings (Other, net). As the derivative instruments continued to exist during a portion of the first quarter of 2015, changes in the periodic fair values will be recorded in earnings (Other, net) up until their March 2015 termination.
Accumulated Other Comprehensive Income
The following table sets forth changes in Accumulated other comprehensive income and the effect cash flow hedges and the discontinuance of such hedges had on the Company’s earnings (in thousands):

	Years ended December 31, 2014
	Cross Currency Swap	Diesel Swap Agreements	Tax Effects	Total
Balance, beginning of period	$1,920	$653	$(899)	$1,674
Change in fair value of effective portion of unsettled cash flow hedge instruments	10,290	(4,955)	(1,867)	3,468
Settlements of cash flow hedges	(33,583)	—	11,754	(21,829)
Reclassifications into earnings when underlying hedged transactions impacted earnings:
Reclassified to Interest expense	2,303	—	(806)	1,497
Reclassified to Other, net	31,280	—	(10,950)	20,330
Reclassified to Production costs	—	(531)	186	(345)
Discontinuance of cash flow hedges reclassified to Other, net
Cross currency swap	(12,210)	—	4,274	(7,936)
Diesel swaps	—	4,833	(1,692)	3,141
Balance, end of period	$—	$—	$—	$—

	Years ended December 31, 2013
	Cross Currency Swap	Diesel Swap Agreements	Tax Effects	Total
Balance, beginning of period	$(9,574)	$1,241	$2,917	$(5,416)
Change in fair value of effective portion of unsettled cash flow hedge instruments	11,494	(435)	(3,871)	7,188
Settlements of cash flow hedges	(26,247)	717	8,936	(16,594)
Reclassifications into earnings when underlying hedged transactions impacted earnings:
Reclassified to Interest expense	287	—	(100)	187
Reclassified to Other, net	25,960	—	(9,086)	16,874
Reclassified to Production costs	—	(870)	305	(565)
Balance, end of period	$1,920	$653	$(899)	$1,674
During the year ended December 31, 2014, a foreign currency transaction gain of $31.3 million decreased the outstanding Notes balance and was included in Other, net. As a result of the cross currency swap, this transaction gain was offset by a corresponding loss included in Other, net, resulting in no impact to Net (loss) income.
As a result of the cross currency swap, during the year ended December 31, 2014, the Company recorded a $2.3 million reduction to Interest expense, representing the difference in interest expense between the swapped amount and rate ($400.4 million at 8.375%) and the interest expense on the issued amount and stated rate (CDN $400.0 million at 8.75%) translated to US dollars.

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

During the year ended December 31, 2014, as certain gold ounces were sold, a $0.5 million reduction to Production costs resulted from reclassifying amounts from previously settled diesel swap agreements into earnings.
Derivative Instruments Not Designated as Hedges
Warrant Liability
As of December 31, 2014, the Company had a $4.6 million warrant liability for 10,875,000 outstanding warrants. See Note 13 - Stockholders' Equity for additional information on this derivative instrument.
22. Segment Information
The Company is engaged in the operation of the Hycroft Mine and the evaluation, acquisition, exploration, and advancement of gold exploration and development projects in Nevada. Segments are defined as components of the Company for which separate financial information is available that is evaluated regularly by the executive decision-making group in assessing performance, establishing operating plans and budgets, and deciding how to allocate resources. Segment information as of and for the years ended December 31, 2014, 2013, and 2012 is as follows (in thousands):

Years ended December 31,	Hycroft Mine	Exploration	Corporate and Other	Total
2014
Revenue - Note 15	$310,425	$—	$—	$310,425
Depreciation and amortization	60,004	—	1,000	61,004
Write-down of production inventories - Note 4	70,690	—	—	70,690
Write-down of long-lived assets and stockpiles - Notes 4 and 7	429,911	—	—	429,911
(Loss) income from operations	(472,677)	14,213	(21,658)	(480,122)
Interest income	6	—	18	24
Interest expense - Note 11	(9,305)	—	(30,534)	(39,839)
Other, net - Note 17	20	60	5,758	5,838
(Loss) income before income taxes	(481,956)	14,273	(46,416)	(514,099)
Total assets	879,818	35,220	26,200	941,238
Capital expenditures	$79,098	$—	$—	$79,098
2013
Revenue - Note 15	$267,901	$—	$—	$267,901
Depreciation and amortization	30,041	—	1,051	31,092
Write-down of production inventories - Note 4	12,586	—	—	12,586
Income (loss) from operations	45,551	(4,980)	(24,018)	16,553
Interest income	12	—	334	346
Interest expense - Note 11	(10,759)	—	(11,801)	(22,560)
Other, net - Note 17	132	—	(1,134)	(1,002)
Income (loss) before income taxes	34,936	(4,980)	(36,619)	(6,663)
Total assets	1,368,204	38,435	105,962	1,512,601
Capital expenditures	$439,279	$—	$85	$439,364
2012
Revenue - Note 15	$214,559	$—	$—	$214,559
Depreciation and amortization	13,858	—	736	14,594
Income (loss) from operations	105,240	(7,367)	(17,006)	80,867
Interest income	21	—	878	899
Interest expense - Note 11	(3,045)	—	(14,863)	(17,908)
Other, net - Note 17	(7)	—	299	292
Income (loss) before income taxes	102,209	(7,367)	(30,692)	64,150
Total assets	840,598	39,944	352,682	1,233,224
Capital expenditures	$372,557	$2	$2,274	$374,833

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

23. Related Party Transactions
Legal Services
Cameron Mingay, who has been an Allied Nevada Director since March 2007, is a partner at Cassels Brock & Blackwell LLP (“Cassels Brock”) of Toronto, Ontario, Canada, which since June 2007 has served as outside counsel to Allied Nevada in connection with Canadian corporate and securities law matters.  The Company has paid Cassels Brock an aggregate of approximately $0.7 million, $0.5 million, and $0.7 million for legal services rendered during the years ended December 31, 2014, 2013, and 2012, respectively. In addition, approximately $0.4 million and $46,000 was owed to Cassels Brock at December 31, 2014 and 2013, respectively.
Air Travel
From time to time, the Company uses a private aircraft owned by Angus Aviation LP (“Angus”), which is controlled by Robert Buchan, the Chairman of the Board of Directors. The Company pays Angus based on an hourly rate and certain additional charges including landing fees. For each of the years ended December 31, 2014, 2013, and 2012, the Company incurred travel expenses of approximately CDN $nil, CDN $0.4 million, and CDN $0.1 million, respectively, all of which were paid during such years.
Office Rent
The Company maintains an office in Toronto, Ontario which is primarily utilized by Robert Buchan, the Chairman of the Board of Directors. Rental expense of CDN $18,000 per month is paid by Robert Buchan on a month to month basis. The Company reimbursed Robert Buchan CDN $0.2 million in each of the years ended December 31, 2014, 2013, and 2012 for office rent expenses.
24. Employee Benefit Plans
401(k) Plan
The Allied Nevada Gold Corp. 401(k) Plan (the “401(k) Plan”) is a defined contribution plan that is available to all employees of the Company upon their date of hire and is sponsored by the Company. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and Section 401(k) of the Internal Revenue Code. Administrative fees of the 401(k) Plan are paid by the Company.
Participants in the 401(k) Plan exercise control and direct the investment of their contributions and account balances among various investment alternatives. The Company matches a percentage of employee deferrals to the 401(k) Plan up to certain limits. For the years ended December 31, 2014, 2013, and 2012, the Company’s matching contributions totaled $1.6 million, $1.7 million, and $1.0 million, respectively.
Supplemental Executive Retirement Plan
The Allied Nevada Gold Corp. Supplemental Executive Retirement Plan (“Supplemental Plan”) is an unfunded top-hat deferred compensation arrangement designed to provide additional benefits to certain executives of the Company whose pre-tax deferrals to the Company’s 401(k) Plan are limited by the Internal Revenue Code. Benefits earned under the Supplemental Plan will be distributed upon an executive’s separation from the Company, death or disability, or change in control. The Company had an accrued liability of approximately $0.1 million as of December 31, 2014 and 2013, for benefits earned under the Supplemental Plan.
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
At December 31, 2014, the Company had purchase obligations totaling $4.0 million for the purchase of mill components and capital items associated with the expansion projects of the Hycroft Mine. The Company expects purchase obligations to be satisfied through cash payments.

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

Temporary Housing Space Rental and Service Agreement
The Company leases a temporary housing complex in Winnemucca, NV to provide lodging for employees, contractors, and consultants. The temporary housing complex is leased from a third party who maintains the property and grounds. The Company currently estimates the remaining payments due under the temporary housing space rental and service agreement will approximate $3.6 million in 2015 and $0.2 million in 2016.
Net Profit Royalty
A portion of the Hycroft Mine is subject to a mining lease that requires a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims. The mining lease also requires an annual advance payment of $120,000 every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid approximately $2.1 million through December 31, 2014. The Company currently estimates the remaining payments due under the mining lease will approximate $0.3 million in 2015, $2.1 million in 2016, and $3.1 million in 2017.
Letters of credit
As discussed in Note 11 - Debt and Note 21 - Derivative Instruments, the Company had issued $16.4 million of financial letters of credit under the Revolver to collateralize a portion of the cross currency swap’s liability position. The Company was not in compliance with all debt covenants as of December 31, 2014 and subsequent to year-end, filed for bankruptcy (discussed in Note 26 - Subsequent Events), which resulted in the Company losing availability to the Revolver. Letters of credit issued under the Revolver that collateralized portions of the cross currency swap were redeemed by the counterparties and increased the cash borrowings under the Revolver. As discussed in Note 26 - Subsequent Events, the Revolver indebtedness is expected to be refinanced through the issuance of a new first lien term loan credit facility upon the emergence from the Chapter 11 Cases.
26. Subsequent Events
Commencement of Voluntary “Pre-Arranged” Bankruptcy
On March 10, 2015 (the “Petition Date”), the Company announced an agreement (the “Restructuring Support Agreement”) (discussed below) with (1) certain holders (the “Initial Consenting Noteholders”) collectively owning or controlling in excess of 67% of the aggregate outstanding principal amount of the Notes and (2) the Company’s secured bank lenders (the “Initial Secured Lenders”) to effect a reduction in the Company’s funded debt obligations and provide the Company with additional liquidity. In order to implement this financial restructuring, the Company filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Company will continue to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Under the proposed Restructuring Transaction (as defined below), which requires Bankruptcy Court approval, the Company’s trade creditors and vendors are expected to be paid in full and the Company will continue to operate and produce gold at its Hycroft Mine as a “debtor in possession” during the bankruptcy process.
The commencement of the chapter 11 filing constituted an event of default with respect to each and all of the Company’s debt agreements described in Note 11 - Debt; however, the Company believes that the ability of the lenders to seek remedies to enforce their respective rights against the Company are stayed and creditor rights of enforcement against the Company are subject to the applicable provisions of the Bankruptcy Code. Additionally, certain Creditor Parties (as defined below) have agreed to support the Restructuring Transaction.
Restructuring Support Agreement
The Restructuring Support Agreement and term sheet (the “Term Sheet”) attached to and incorporated therein sets forth, subject to certain conditions, the commitment to and obligations of, on the one hand, the Company, and on the other hand, the Initial Consenting Noteholders (and any successors or permitted assigns that become party thereto, the “Consenting Noteholders”) and the Initial Secured Lenders (and any successors or permitted assigns that become party thereto, the “Secured Lenders” and together with the Consenting Noteholders, the “Creditor Parties”) in connection with a restructuring of the Company’s debt and equity (including the Company’s common stock (the “Existing Common Stock”)) (the “Restructuring Transaction”) pursuant to a pre-arranged plan of reorganization (the “Plan”) to be filed under the Bankruptcy Code. In the Restructuring Support Agreement, the Creditor Parties and the Company committed to support, subject to certain conditions, the Restructuring Transaction, which includes a restructuring of the Company’s debt and equity (which consists of the Company’s Existing Common Stock and existing warrants to purchase shares of the Company’s Existing Common Stock).

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

The Term Sheet contemplates that the Company will reorganize as a going concern. Specifically, the material terms of the Plan are expected to effect, among other things, and subject to certain conditions and as more particularly set forth in the Term Sheet, upon the effective date of the Plan, a substantial reduction in the Company’s funded debt obligations by:

•	the issuance of a new first lien term loan credit facility in exchange for outstanding indebtedness and exposure under:
(1) the Revolver, which had approximately $75.0 million of borrowings and issued letters of credit as of the Petition Date (see Note 11 - Debt for additional information), and
(2) the close-out amount of the Company’s cross currency swap liability and diesel swaps liability owed to the Bank of Nova Scotia, which approximated $86.3 million as of March 11, 2015 (see Note 21 - Derivative Instruments for additional information).

•	the issuance of a new second lien convertible term loan credit facility to holders of claims under the DIP Facility (as defined below);

•	the issuance of common stock to holders of claims under the DIP Facility and claims under the Notes; and

•	the issuance of warrants to holders of the Company’s Existing Common Stock.
If the Plan is consummated as contemplated by the Term Sheet, the Company’s Existing Common Stock and warrants to purchase shares of the Company’s Existing Common Stock will be extinguished. Holders of the Company’s Existing Common Stock will receive on a pro rata basis warrants (certain terms of which are set forth in the Term Sheet), for the right to purchase shares of common stock in the reorganized Company only if the class of holders of the Existing Common Stock votes in favor of the Plan. If holders of the Company’s Existing Common Stock vote against the Plan, then holders of the Company’s Existing Common Stock shall receive no recovery on account of their Existing Common Stock. The holders of the Company’s outstanding warrants to purchase shares of the Company’s Existing Common Stock will receive no recovery on account of these holdings.
The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet certain milestones related to confirmation and consummation of the Plan, among other items, and certain breaches by the parties under the Restructuring Support Agreement.
Secured Multiple Draw Debtor in Possession Credit Agreement
In connection with the Chapter 11 Cases, on March 12, 2015, the Company entered into a Secured Multiple Draw Debtor in Possession Credit Agreement (the “DIP Credit Agreement”), among the Company, as borrower, the direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors, Wilmington Savings Funds Society, FSB, as administrative agent and collateral agent and the lenders from time to time party thereto. Subject to final approval by the Bankruptcy Court and the satisfaction of certain other conditions, the DIP Credit Agreement will provide for a secured credit facility to the Company in an aggregate principal amount of up to $78.0 million (the “DIP Facility”), approximately $35.0 million of which was funded on March 12, 2015 based on a Bankruptcy Court order granting interim approval to this amount of the DIP Facility. The principal outstanding under the DIP Facility will pay interest on a monthly basis at a rate of 12.0% per annum, 6.0% to be paid in cash and 6.0% to be paid in kind.
The obligations under the DIP Credit Agreement are guaranteed by the Company’s subsidiaries and secured by a continuing security interest in all of Company’s property and assets (subject only to a carve-out, the liens existing on the Petition Date and adequate protection liens) in accordance with sections 364(c)(2), (c)(3) and (d)(1) of the Bankruptcy Code, including (i) a perfected first-priority security interest in the collateral that is not otherwise encumbered as of the Petition Date (subordinate only to adequate protection liens granted in respect of the secured bank debt), (ii) a perfected junior security interest in all collateral that are subject to valid and perfected liens in existence as of the Petition Date or to valid liens in existence as of the Petition Date and perfected subsequent to the Petition Date as permitted by subsection 546(b) of the Bankruptcy Code and (iii) a perfected first-priority senior, priming, security interest in the collateral junior only to a carve-out, the permitted liens, the liens securing the secured bank debt and the adequate protection liens granted in respect of the secured bank debt. Except to the extent set forth in the DIP Credit Agreement and any Bankruptcy Court orders entered or to be entered in connection therewith, the liens securing the Company’s secured bank debt shall be senior in priority to the liens securing Company’s obligations under the DIP Credit Agreement.
The Company anticipates using the proceeds of the DIP Facility primarily for (1) purposes permitted by orders of the Bankruptcy Court, including ongoing debtor in possession working capital purposes, (2) the payment of fees, costs and expenses and (3) other general corporate purposes, in each case, only to the extent permitted under applicable law, the DIP Credit Agreement, the orders of the Bankruptcy Court, and in accordance with the approved budget, and further subject to certain exceptions as set forth in the DIP Credit Agreement.
The DIP Credit Agreement contains certain customary and industry/Company-specific representations, covenants, indemnifications and events of default. Events of default include, but are not limited to payment defaults, covenant defaults and certain bankruptcy-related defaults. The financial and non-financial covenants include, but are not limited to, the covenant testing the Reserve Tail (as defined in the DIP Credit Agreement), the prohibited variance covenant testing the “Total Operating

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

Disbursements”, “Total Ounces of Gold Sold”, “Total Ounces of Gold Equivalent Sold” and “Total Monthly Ounces of Gold Produced” line items on the approved budget, and the covenant on the Hycroft Demonstration Plant (as defined in the DIP Credit Agreement). The Reserve Tail covenant requires the Company to maintain a minimum Reserve Tail of at least 600,000 ounces of gold equivalent on the end of each quarter falling after the closing of the DIP Credit Agreement. The Total Operating Disbursements covenant requires the Company to make disbursements in accordance with a budget approved by the lenders under the DIP Facility (generally subject to a 10% permitted variance over budget). The Total Ounces of Gold Sold, Total Ounces of Gold Equivalent Sold and Total Monthly Ounces of Gold Produced covenants requires the Company to sell or produce minimum amounts of gold or equivalent ounces (generally subject to a 10% permitted variance under budget). The Hycroft Demonstration Plant covenant requires the Company to construct and operate a temporary demonstration plant related to the sulfide mill expansion project at the Company’s Hycroft Mine.
The Initial Consenting Noteholders, and/or certain affiliates, and/or related funds or vehicles of the Initial Consenting Noteholders have agreed to provide a backstop to the commitments in respect of the DIP Facility to the extent there is a shortfall (in such capacity, collectively, the “Backstop DIP Lenders”). Each of the Backstop DIP Lenders shall receive its pro rata portion of a non-refundable backstop put option payment of $2.34 million (3.0% of the $78.0 million commitment under the DIP Facility) payable in the form of the new second lien convertible term loan credit facility described above or, subject to the conditions set forth in the Term Sheet, in cash. put
In addition, the Company paid to the lenders under the DIP Facility a non-refundable upfront cash put option payment on a pro rata basis in the aggregate amount of $780,000 (1.0% of the $78.0 million commitment under the DIP Facility) upon the initial funding of the DIP Facility on March 12, 2015. The Company shall also pay to lenders under the DIP Facility a non-refundable upfront put option payment payable in the aggregate amount of $3.12 million (4.0% of the $78.0 million commitment under the DIP Facility) in the form of the new second lien convertible term loans or, subject to certain conditions set forth in the Term Sheet, in cash.
The maturity date of the DIP Credit Agreement is one year from the execution of the DIP Credit Agreement, on March 12, 2016. The DIP Credit Agreement and DIP Facility shall terminate upon the earlier to occur of (a) the date of acceleration of the term loans under the DIP Credit Agreement and the termination of the commitment available under the DIP Facility upon an event of default, (b) the date of consummation of any sale of all or substantially all of the assets of the Company pursuant to Bankruptcy Code section 363, (c) if a final order approving the DIP Facility has not been entered, the date that is 35 calendar days after the Petition Date, (d) the effective date of the Plan and (e) maturity date referenced in the immediately preceding sentence.
Termination of Diesel and Cross Currency Swaps
The filing of the Chapter 11 Cases constituted an event of default under each of the diesel and cross currency swap agreements. On March 10, 2015, the Company received a notice of early termination from each of the counterparties to these swaps, which notices have the effect of terminating each such swap and causing the close-out amount under each such swap to become due and payable immediately. As discussed in the above Restructuring Support Agreement section, the close-out amount of the Company’s cross currency swap liability and diesel swaps liability owed to the Bank of Nova Scotia approximated $86.3 million as of March 11, 2015. The close-out amount of the Company’s cross currency swap owed to National Bank of Canada approximated $12.6 million which was offset by their rights against letters of credit and cash collateral, and accordingly, as of March 10, 2015 the Company owed National Bank of Canada approximately $0.4 million after realization of the collateral. The close-out amount of the Company’s cross currency swap owed to Société Générale approximated $10.4 million which was offset by their rights against letters of credit and cash collateral, and accordingly, as of March 11, 2015 the Company owed Société Générale approximately $0.5 million after realization of the collateral.
Notice of Suspended Trading, Possible Delisting from Stock Exchanges
On March 10, 2015, the Company received notice from the NYSE MKT LLC (the “NYSE MKT”) that the NYSE MKT had suspended its common stock from trading immediately and determined to commence proceedings to delist its common stock pursuant to Section 1003(c)(iii) of the NYSE MKT LLC Company Guide. The NYSE MKT’s determination was based on the filings in the Chapter 11 Cases, which contemplate that the Company’s existing common stock will be extinguished pursuant to a prearranged plan of reorganization. The last day that the Company’s common stock traded on the NYSE MKT was March 9, 2015. The Company does not intend to take any further action to appeal the NYSE MKT’s decision, and therefore it is expected that its common stock will be delisted after the completion of the NYSE MKT’s application to the SEC.
On March 10, 2015, the Toronto Stock Exchange (“TSX”) suspended the Company’s common stock from trading immediately while the TSX reviewed the Company’s continued eligibility for listing under the TSX’s Expedited Review Process. The suspension and possible delisting were based on the filing of the Chapter 11 Cases, the Company’s financial condition and/or operating results, and whether the Company had adequate working capital and appropriate capital structure. The Company did not take any further action to appeal the TSX’s decision. On March 17, 2015, the TSX determined to delist

ALLIED NEVADA GOLD CORP.
Notes to Consolidated Financial Statements

the Compay’s common stock at the close of business on April 16, 2015. The last day that the Company’s common stock traded on the TSX was March 9, 2015.
On March 10, 2015, the Company’s common stock began being traded in the over-the-counter market under the symbol “ANVGQ”.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

A. Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer, with the supervision and participation of management, have evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. Based on the evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures in place are effective to ensure that information required to be disclosed by Allied Nevada, including consolidated subsidiaries, in reports that Allied Nevada files or submits under the Exchange Act, is recorded, processed, summarized and reported in accordance with applicable time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such assessment, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on such criteria. The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014, which is included in Part II - Item 8 of this Form 10-K.

C. Changes in Internal Controls
The Company’s system of internal control is based on the control criteria framework of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). During the first quarter of the year ended December 31, 2014, we transitioned our system of internal control from COSO’s 1992 Framework to COSO’s more recently issued 2013 Integrated Framework, which we believe enhanced our internal controls over financial reporting. Our transition to COSO’s 2013 Integrated Framework was not in response to a deficiency in our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Items 401, 405, 406, and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in an amendment to this Form 10-K, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2014 (the “10-K/A”) and is hereby incorporated by reference thereto.
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
Item 11. Executive Compensation
The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the 10-K/A, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2014 and is hereby incorporated by reference thereto.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the 10-K/A, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2014 and is hereby incorporated by reference thereto.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the 10-K/A, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2014 and is hereby incorporated by reference thereto.
Item 14. Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A will be contained in the 10-K/A, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended December 31, 2014 and is hereby incorporated by reference thereto.

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

ALLIED NEVADA GOLD CORP.
Registrant
Date:	March 27, 2015	By:	/s/ Randy E. Buffington
Randy E. Buffington
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy E. Buffington	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2015
Randy E. Buffington

/s/ Stephen M. Jones	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2015
Stephen M. Jones

/s/ Robert M. Buchan	Executive Chairman and Director	March 27, 2015
Robert M. Buchan

/s/ John W. Ivany	Director	March 27, 2015
John W. Ivany

/s/ Stephen A. Lang	Director	March 27, 2015
Stephen A. Lang

/s/ Cameron A. Mingay	Director	March 27, 2015
Cameron A. Mingay

/s/ Terry M. Palmer	Director	March 27, 2015
Terry M. Palmer

/s/ Carl Pescio	Director	March 27, 2015
Carl Pescio

/s/ A. Murray Sinclair	Director	March 27, 2015
A. Murray Sinclair

/s/ Robert G. Wardell	Director	March 27, 2015
Robert G. Wardell

EXHBIT INDEX

Exhibit Number	Description of Document
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

3.2†
By-laws of Allied Nevada Gold Corp., as amended April 15, 2014 (incorporated herein by reference to Exhibit 3.2 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated April 15, 2014 filed with the SEC on the same day).

Instruments Defining the Rights of Security Holders, Including Indentures.
4.1†
Indenture, dated as of May 25, 2012, between Allied Nevada Gold Corp. and Computershare Trust Company of Canada, as trustee (incorporated herein by reference to Exhibit 4.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated May 22, 2012 filed with the SEC on March 29, 2012).

4.2†
Guaranty, dated May 25, 2012, by Allied Nevada Gold Holdings LLC, Allied VGH Inc., Allied VNC Inc., Hycroft Resources & Development, Inc., Victory Exploration Inc., Victory Gold Inc., ANG Central LLC, ANG Cortez LLC, ANG Eureka LLC, ANG North LLC, ANG Northeast LLC, and ANG Pony LLC (incorporated herein by reference to Exhibit 4.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated May 22, 2012 filed with the SEC on March 29, 2012).

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

10.2†
Form of Allied Nevada Gold Corp. Amended and Restated Indemnification Agreement, entered into with each of the following: Kerrigan L. Bjornson, Robert M. Buchan, Randy E. Buffington, Joseph Doherty, John W. Ivany, Stephen M. Jones, Stephen A. Lang, Deborah Lassiter, Cameron A. Mingay, Michael Murphy, Terry M. Palmer, Carl Pescio, Rebecca Rivenbark, A. Murray Sinclair, Jeffrey Snyder, Tracey Thom, Carl Waggoner, Robert W. Wardell and Warren Woods (incorporated herein by reference to Exhibit 10.2 of Allied Nevada Gold Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 24, 2014).

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

10.5†*
Allied Nevada Gold Corp. Restricted Share Plan, as amended, and Form of Restricted Share Right Grant (incorporated herein by reference to Exhibit 10.5 of Allied Nevada Gold Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 24, 2014).

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

10.10†*
Allied Nevada Gold Corp. Supplemental Executive Retirement Plan, effective February 2, 2012 (incorporated herein by reference to Exhibit 10.10 of Allied Nevada Gold Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 24, 2014).

10.11†*
Allied Nevada Gold Corp. Performance and Incentive Pay Plan, effective May 1, 2014 (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated May 1, 2014 filed with the SEC on May 5, 2014).

10.12†*
Form of Performance and Incentive Pay Plan Grant Letter under the Allied Nevada Gold Corp. Performance and Incentive Pay Plan. (incorporated herein by reference to Exhibit 10.4 of Allied Nevada Gold Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed with the SEC on August 4, 2014)

10.13†*
Employment Agreement, dated as of January 11, 2008, between Allied Nevada Gold Corp. and Scott A. Caldwell (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated January 11, 2008 filed with the SEC on January 15, 2008).

10.14†*
Addendum No. 1 to Employment Agreement between Allied Nevada Gold Corp. and Scott A. Caldwell, dated December 29, 2008 (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated December 29, 2008 filed with the SEC on December 31, 2008).

10.15†*
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

10.21†
Third Amended and Restated Credit Agreement, dated as of May 8, 2014 between Allied Nevada Gold Corp., The Bank of Nova Scotia, and Wells Fargo Bank (National Association) (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated May 8, 2014 and filed with the SEC on May 9, 2014).

10.22†
Confirmation of Cross Currency Swap Transaction, dated June 18, 2012, between Allied Nevada Gold Corp. and The Bank of Nova Scotia (incorporated herein by reference to Exhibit 10.3 of Allied Nevada Gold Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed with the SEC on August 7, 2012).

10.23†
Term and Security Deposit Loan Agreement, dated March 27, 2013, between Hycroft Resources & Development, Inc. and Caterpillar Financial Services corporation (incorporated herein by reference to Exhibit 10.2 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated March 26 2013 filed with the SEC on March 29, 2013).

10.24†
Guaranty of Indebtedness by Allied Nevada Gold Corp. (incorporated herein by reference to Exhibit 10.3 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated March 26, 2013 filed with the SEC on March 29, 2013).

10.25†
Purchase and Sale Agreement, dated April 22, 2014, between WK Mining (USA) Ltd. and Allied VNC Inc. and Hasbrouck Production Company LLC (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated April 22, 2014 and filed with the SEC on April 23, 2014).

10.26†
Form of Securities Purchase Agreement, entered into with each of the following: Capital Ventures International, Empery Asset Master Ltd., Empery Tax Efficient LP, Empery Asset Tax Efficient II, LP, Graham Macro Strategic LTD and Hudson Bay Capital Master Fund Ltd. (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated December 9, 2014 filed with the SEC on the same day).

10.27†
Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated December 8, 2014 filed with the SEC on December 9, 2014).

10.28†
Form of Lock-up Agreement, dated as of December 12, 2014, between Allied Nevada Gold Corp. and each of Robert Buchan, Carl Pescio, Randy Buffington and Stephen M. Jones (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated December 12, 2014 filed with the SEC on December 15, 2014).

10.29†
Restructuring Support Agreement, dated as of March 10, 2015, among Allied Nevada Gold Corp., Allied Nevada Gold Holdings LLC, Allied VGH Inc., Allied VNC Inc., ANG Central LLC, ANG Cortez LLC, ANG Eureka LLC, ANG North LLC, ANG Northeast LLC, ANG Pony LLC, Hasbrouck Production Company LLC, Hycroft Resources & Development, Inc., Victory Exploration Inc., Victory Gold Inc., the Initial Consenting Noteholders (as defined therein) and the Initial Secured Lenders (as defined therein) (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated March 10, 2015 filed with the SEC on March 10, 2015).

10.30†
Form of Secured Debtor in Possession Multiple Draw Credit Agreement (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated March 10, 2015 filed with the SEC on March 10, 2015).

Subsidiaries of the Registrant.
21.1	Subsidiaries of the Registrant
Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
Section 1350 Certifications.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Mine Safety Disclosure Exhibits.
95.1	Mine Safety Disclosures
Interactive Data File.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

† Not filed herewith, but incorporated herein by reference.
* Management contract or compensatory plan or arrangement.