Form 10-K/A
period 2014-12-31
Allied Nevada Gold Corp.
filed 2015-04-23
CIK 1376610

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was $365.1 million on June 30, 2014. On April 21, 2015, there were 126,193,336 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference
None.

ALLIED NEVADA GOLD CORP.
FORM 10-K/A
For the Year Ended December 31, 2014

EXPLANATORY NOTE
Allied Nevada Gold Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 27, 2015 (the “Form 10-K”), solely for the purpose of amending Items 10 through 14 in Part III and Item 15 in Part IV. The information in Part III was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated in the Form 10-K by reference to a definitive proxy statement if such proxy statement is filed no later than 120 days after the Company’s fiscal year end.
The Company is filing this Amendment to include the Part III information in the Form 10-K because it no longer expects to file a definitive proxy statement containing this information before the date that is 120 days after its fiscal year end. Part IV is being amended to include as exhibits certain new certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as amended. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15 of the Form 10-K. Additionally, the reference on the cover page of the Form 10-K to the Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders is hereby deleted.
Except as described above, no other changes have been made to the Form 10-K. Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after March 27, 2015, the date the Form 10-K was filed, and no attempt has been made to modify or update other disclosures presented in the Form 10-K that may have been affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-K and with the Company’s filings with the SEC subsequent to the Form 10-K.
In this Amendment, “we”, “us”, “our”, the “Company”, and “Allied Nevada” refer to Allied Nevada Gold Corp. and its subsidiaries. References to “$” refers to United States currency and “CDN $” to Canadian currency.
Cautionary Statement Regarding Forward-Looking Statements
In addition to historical information, this Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the U.S. Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. All statements, other than statements of historical fact, included herein or incorporated by reference, that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements.
The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “project”, “target”, “budget”, “may”, “will”, “would”, “could”, “seeks”, or “scheduled to”, or other similar words, or negatives of these terms or other variations of these terms or comparable language or any discussion of strategy or intentions identify forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act, and the PSLRA with the intention of obtaining the benefit of the “safe harbor” provisions of such laws. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations and due to certain risks and important factors, actual results, performance or achievements could differ materially from those in the forward-looking statements. For a more detailed discussion of such risks and other important factors that could cause actual results, performance or achievements to differ materially from those in our forward-looking statements, please see the risk factors discussed in “Part I-Item 1A. Risk Factors” of the Annual Report on Form 10-K and our other filings with the SEC. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results, performance or achievements may differ materially from those made in or suggested by the forward-looking statements contained in this Amendment or the Form 10-K. In addition, even if our results, performance or achievements are consistent with the forward-looking statements contained in this Amendment or the Form 10-K, those results, performance or achievements may not be indicative of results, performance or achievements in subsequent periods.
Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make in this Amendment speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The Board of Directors is currently comprised of nine directors who serve until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified. There is no family relationship between directors, or directors and executive officers of the Company.
The charts below list our directors and our named executive officers, and are followed by biographical information about them, including other current and former public company board memberships. None of the below directors or named executive officers have entered into any arrangement or understanding with any other person pursuant to which they were, or are to be, elected directors or executive officers at Allied Nevada.

			Committees of the Board of Directors(1)
Director Name and Position	Age	Director Since	Audit	Compensation	Governance
Robert M. Buchan - Executive Chairman of the Board of Directors	67	2006
Randy E. Buffington - President and Chief Executive Officer and Director	55	2013
John W. Ivany - Director	70	2007			Member
Stephen A. Lang - Director	59	2013	Member	Member
Cameron A. Mingay - Director	63	2007			Chair
Terry M. Palmer - Director	70	2007	Chair
Carl A. Pescio - Director	63	2007
A. Murray Sinclair - Director	53	2012		Member
Robert G. Wardell - Director	70	2006	Member	Chair	Member

Executive Name and Position	Age	Executive Since
Randy E. Buffington - President and Chief Executive Officer and Director	55	2013
Stephen M. Jones - Executive Vice President, Chief Financial Officer and Secretary	56	2012
(1) Additional standing committees of the Board include the (1) Health, Safety, and Environmental Committee; (2) Nominating Committee; and (3) Technical Committee. Information on these committees, including their charters, can be found on our internet website at www.alliednevada.com.

Biographies and Business Experience
The Board of Directors believes the Board, as a whole, should possess a combination of skills, professional experience, and diversity of viewpoints necessary to oversee our business. Accordingly, the Board of Directors consider the qualifications of directors and director candidates individually and in the broader context of the Board of Directors’ overall composition when evaluating the Company’s current and future needs. As shown below, each director possesses a strong and unique background and set of skills, which gives the Board of Directors, as a whole, competence and experience in a wide variety of areas, including business ethics, business administration, board service, corporate governance, environmental responsibility, financial and capital markets, financial literacy and expertise, government and public policy, international experience, legal experience, mining operations, risk management, stockholder relations, and talent management.

Robert M. Buchan is the Executive Chairman of the Board of Directors for Allied Nevada and has been since October 2006. Mr. Buchan also served as our interim Chief Executive Officer from March 27, 2013 to July 7, 2013. He was the Chief Executive Officer of Kinross Gold Corporation (a gold mining company) from January 1993 to April 2005. Mr. Buchan is not currently a director of any public companies. Mr. Buchan's former directorships include Castle Mountain Mining Company, Chairman (until September 2014), Touchstone Gold Limited, Chairman (until December 2013), Elgin Mining Inc. (until May 2013), Polyus Gold International, Chairman (until March 2013), Angus Mining Inc., Chairman (until May 2012), Foxpoint Capital Corp. (until May 2012), Richmont Mines Inc., Chairman (until March 2012), Samco Gold Ltd. (until January 2012), Sprott Resources Lending Corp. (until November 2011), Rainy Mountain Capital Corp. (until September 2011), Claude Resources Inc. (until December 2010), and Forsys Metals Corp. (until May 2010).

Randy Buffington is our President and Chief Executive Officer and is also a director on our board, having been appointed to such positions on July 8, 2013. Prior to his appointment, Mr. Buffington served as our Executive Vice President and Chief Operating Officer from February 2013 until July 2013. Prior to joining Allied Nevada, Mr. Buffington was Senior Vice President of Operations of Coeur Mining, Inc. (formerly Coeur d’Alene Mines Corporation) (a silver mining company) from January 2012 to January 2013. Mr. Buffington also held various positions with Barrick Gold Corporation (a global mining company), including: Managing Director of Zambia from September 2011 to January 2012, General Manager of North American Operations for Barrick Goldstrike Mines, Inc. from August 2009 to September 2011, and General Manager for Barrick Ruby Hill Mine from August 2006 to August 2009. Since September 2014, Mr. Buffington has been a director of Rye Patch Gold Corp. (a gold exploration company).

John W. Ivany is a retired mining executive having served as Executive Vice President of Kinross Gold Corp. (a gold mining company) from June 1995 to May 2006. He has served as an Advisor to the investment banking company, Canaccord Genuity Corp. since February 2007. He has been a director for B2 Gold Corp. (a gold producing mineral company) since November 2007, and Eurogas International Ltd., (an oil and natural gas exploration company) since August 2008. Mr. Ivany's former directorships include Aura Minerals Inc. (until May 2012) and Breakwater Resources Ltd (until August 2011).

Stephen M. Jones is our Executive Vice President, Chief Financial Officer and Secretary having been appointed in March 2012. Mr. Jones was formerly with EPM Mining Ventures, Inc., as the Chief Financial Officer from May 2011 to August 2011, the President and Secretary from March 2010 to May 2011, and a director from March 2010 to April 2012. Mr. Jones also served as Katanga Mining Limited’s Senior Vice President and Chief Financial Officer from June 2006 until December 2008.

Stephen A. Lang is a retired mining executive having served as President and Chief Executive Officer of Centerra Gold Inc. (a Canadian-based gold mining and exploration company) from June 2008 to May 2012. Since May 2012, Mr. Lang has served as Centerra Gold Inc.’s Chairman of the Board. Mr. Lang has also been the Chairman of the Board of International Tower Hill Mines Ltd. (an advanced exploration stage company) since February 2014 and a director of Timmins Gold Corporation (a gold producing mineral company) since July 2014. He was a lecturer at the Missouri University of Science and Technology from January 2013 to December 2013.

Cameron A. Mingay is currently a Senior Partner at Cassels Brock & Blackwell LLP and has been for sixteen years. Mr. Mingay also serves as outside counsel to the Company. Mr. Mingay joined the Board of Directors of Angus Mining Inc. (a precious metals exploration company) in June 2010 and Yancoal Canada Resources, Ltd. (a potash exploration company) in August 2011. Mr. Mingay's former directorships include Silver Bear Resources Inc. (until June 2011) and European Goldfields Ltd. (until January 2010).

Terry M. Palmer has been a Principal Accountant at Marrs, Sevier & Company LLC, a certified public accounting firm, since January 2003. Prior to joining Marrs, Sevier & Company, Mr. Palmer worked for Ernst & Young as a partner and Certified Public Accountant from September 1979 to October 2002. Mr. Palmer has been a director for Golden Minerals Company (a mining, exploration and development company) since March 2009, and for Sunward Resources Ltd. (a mining, exploration and development company) since February 2011. Mr. Palmer's former directorships include Apex Silver Mines Ltd. (March 2009).

Carl A. Pescio has been an independent mining prospector since 1991. He has 40-plus years of experience in the mining industry, including exploration expertise, as well as mine, process plant design and operation. Mr. Pescio has been a director for Angus Mining (Nambia) Inc. (an exploration stage gold company) since September 2010.

A. Murray Sinclair has been the Chief Investment Officer of Earlston Investment Corp. since December 2013.  From 2003 to 2013 Mr. Sinclair held various senior management positions with Quest Capital Corp., the predecessor Company to Sprott Resource Lending Corp., a TSX Exchange and NYSE-MKT listed resource lending corporation that he cofounded.  In addition, Mr. Sinclair has been a director of Ram Power Corp., (a geothermal power company) since November 2004, Dundee Corporation (an asset management company) since June 2012 and PhosCan Chemical Corp. (a phosphate development company) since October 2013.  Mr. Sinclair's former directorships include Kobex Minerals Inc. (until January 2015), Elgin Mining, Inc. (until September 2014), Gabriel Resources (until June 2013), Nebo Capital Corp. (until April 2013), Sprott Resources Lending Corp. (until July 2013), Dundee Capital Markets, Inc. (until February 2012), Denovo Capital Corp. (until September 2011), and Twin Butte Energy Ltd. (until February 2011).

Robert G. Wardell is a retired finance executive having served as a partner at Deloitte & Touche LLP from 1986 to 2006, and Vice President, Finance and Chief Financial Officer of Victory Nickel Inc. (a nickel development company) from February 2007 to January 2009. Mr. Wardell currently serves on the boards of Nuinsco Resources Limited (a multi-commodity mineral exploration company) since 2009 and Katanga Mining Limited (a copper-cobalt mining company) since July 2006. Mr. Wardell's former directorships include Elgin Mining, Inc. (until September 2014), Viterra Inc. (until September 2014), and Centric Health (until October 2012).

The following table provides additional detail about the individual qualifications and skills of our directors:

	Mr. Buchan	Mr. Buffington	Mr. Ivany	Mr. Lang	Mr. Mingay	Mr. Palmer	Mr. Pescio	Mr. Sinclair	Mr. Wardell
Business ethics experience is important as ethics are crucial to the success of our business and the well being of our employees, management, Board of Directors, and stockholders.	▪	▪	▪	▪	▪	▪	▪	▪	▪
Business administration experience is important because directors with business administration experience tend to possess strong leadership qualities necessary to develop and motivate those qualities in others.
	▪	▪	▪	▪	▪	▪		▪	▪
Corporate governance experience supports our goals of a strong Board of Directors, management accountability, transparency and protection of stockholder interests.	▪	▪	▪	▪	▪	▪	▪	▪	▪
Environment and corporate responsibility experience strengthens the Board of Directors' oversight and assures that strategic business imperatives and long-term value creation are achieved within a responsible business model.
	▪	▪	▪	▪	▪		▪
Finance and capital experience is important in evaluating our financial statements and capital structure.	▪	▪	▪	▪	▪	▪	▪	▪	▪
Financial literacy and expertise is important because it assists our directors in understanding and overseeing our financial reporting and internal controls.	▪			▪		▪		▪	▪
Government and public policy experience is relevant as the Company operates in a heavily regulated industry that is directly affected by governmental actions.	▪	▪	▪	▪	▪	▪	▪	▪	▪
International experience is important to understanding and reviewing our business and strategy.	▪	▪	▪	▪	▪	▪		▪	▪
Legal experience is valuable in assisting the Board of Directors with its responsibilities to oversee the Company's legal and compliance matters.			▪		▪
Mining industry experience and knowledge of gold and silver mining is relevant to understanding the Company's business strategy and gives directors a practical understanding of developing, implementing, and assessing the Company's business strategy and operating plan.
	▪	▪	▪	▪	▪	▪	▪	▪	▪
Risk management experience assures directors will respond to and provide oversight of the risks facing the Company.	▪	▪	▪	▪	▪	▪		▪	▪
Stockholder relations experience is valuable as it allows directors to develop and build trust with our stockholders.	▪	▪	▪	▪	▪	▪	▪	▪	▪
Talent management experience is valuable in helping the Company attract, motivate and retain top candidates.	▪	▪	▪	▪	▪	▪		▪	▪
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities to file by specific dates with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of equity securities of the Company. Directors, executive officers, and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.
To our knowledge, based solely on review of copies of such reports furnished to us or written representations from reporting persons, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than ten percent stockholders were complied with.

Committees of the Board of Directors
The Board of Directors discharges its responsibilities in part through its Audit, Corporate Governance, and Compensation Committees, the charters of which are posted to our internet website at www.alliednevada.com. Our Board of Directors previously passed a Mandate of the Board of Directors (“Mandate”) which formally outlines the purpose and responsibilities of the Board of Directors regarding the governance of the Company. Per the Mandate, the Board of Directors is responsible for the oversight, supervision, and management of our business and for acting in the best interests of the Company and its stockholders with the objective of enhancing stockholder value.
Corporate Governance Committee
The Corporate Governance Committee is comprised of Mr. Mingay (Chair), Mr. Ivany, and Mr. Wardell and is responsible for establishing and implementing appropriate governance practices for the Company in light of corporate governance guidelines set forth by the U.S. and Canadian securities regulatory authorities, the NYSE MKT, the Toronto Stock Exchange (“TSX”), and other industry practices. Each member of our Corporate Governance Committee is “independent” within the meaning of the NYSE MKT listing standards, as defined in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in National Instrument 52-110 “Audit Committees” (“NI 52-110”).
We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including its Chief Executive Officer, Chief Financial Officer, and persons performing similar functions. The Code of Business Conduct and Ethics reaffirms our high standards of business conduct. The Code of Business Conduct and Ethics is part of our continuing effort to ensure that we comply with all applicable laws, have an effective program to prevent and detect violations of law, and conduct our business with fairness, honesty and integrity. The Code of Business Conduct and Ethics is located on our internet website at www.alliednevada.com.
In addition, as required by applicable U.S. federal securities laws, all senior financial officers are subject to the Code of Conduct and Ethics for Senior Financial Officers setting forth various restrictions and obligations for our senior financial officers. The Code of Conduct and Ethics for Senior Financial Officers is located on our internet website at www.alliednevada.com.
Audit Committee
The Audit Committee is comprised of Mr. Palmer (Chair), Mr. Lang, and Mr. Wardell and was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act. Each member of our Audit Committee is “independent” within the meaning of the NYSE MKT listing standards, as defined in Rule 10A-3(b)(1) under the Exchange Act, and in NI 52-110. Additionally, the Board of Directors determined that Mr. Palmer qualifies as Allied Nevada’s “Audit Committee Financial Expert” as defined in Section 407 of the Sarbanes-Oxley Act of 2002 and that each member of the Audit Committee is “financially literate” in accordance with NI 52-110.
The Audit Committee assists the Board of Directors in overseeing, among other things, the Company’s (1) accounting and financial reporting processes; (2) integrity of financial statements; (3) compliance with legal and regulatory requirements; (4) business practices and ethical standards; and (5) appointment of an independent auditor and the compensation, retention and oversight of the work of the independent auditor.
The Audit Committee is also responsible for the review and approval of transactions with related persons. See Part III - Item 13. Certain Relationships and Related Transactions, and Director Independence for additional detail.
Compensation Committee
The Compensation Committee is comprised of Mr. Wardell (Chair), Mr. Lang, and Mr. Sinclair and assists the Board of Directors in overseeing, among other things, the Company’s (1) overall compensation strategy for our key employees, including our executive officers, subject to ratification by the full Board of Directors for our named executive officers; (2) the drafting of the Compensation Discussion and Analysis set forth in Part III - Item 11. Executive Compensation; and (3) plans for management development and executive succession planning. Each member of our Compensation Committee is “independent” within the meaning of the NYSE MKT listing standards, as defined in Rule 10A-3(b)(1) under the Exchange Act, and in NI 52-110.
The Compensation Committee has the authority, at the Company’s expense, to retain advisors, counsel and consultants as it deems necessary in order to carry out these functions. In accordance with the terms of the Compensation Committee’s Charter, the Company’s President and Chief Executive Officer is not present during meetings of the Compensation Committee at which his compensation is discussed.

Item 11. Executive Compensation
Compensation Committee Interlocks and Insider Participation
No member of Allied Nevada’s Compensation Committee was, during the year ended December 31, 2014, or currently is, an officer or employee of Allied Nevada or any of its subsidiaries or affiliates. No executive officer of Allied Nevada was during 2014, or currently is, a director or a member of the Compensation Committee of another entity having an executive officer who is a director or a member of our Compensation Committee.
Compensation Discussion and Analysis
Compensation Objectives and Philosophy
Our compensation program for our named executive officers (“NEOs”), listed in the compensation tables on the following pages, is designed to motivate our executive talent, to reward executives for achieving performance goals, and to retain those executives that are deemed essential to our near-term and long-term success and growth. In applying these principles we seek to integrate compensation programs with our short- and long-term strategic plans and to align the interests of our NEOs with the long-term interests of our stockholders. The Compensation Committee evaluates risks and rewards associated with the Company’s overall compensation philosophy and structure and does not believe the program promotes excessive risk-taking.
With respect to specific elements of compensation, base salary (not “at-risk”) is a fixed amount to secure executive service, the annual cash incentive plan (at-risk) is designed to incentivize and reward achievement of short-term financial and operating performance, and equity grants (50% at-risk and 50% not at-risk) that vest over multi-year periods are designed to incentivize, retain and reward long-term financial and operating performance.
Setting Executive Compensation
The compensation program for our NEOs is generally administered by or under the direction of the Compensation Committee. The compensation program is reviewed annually to ensure that remuneration levels and benefits are competitive and reasonable and continue to achieve the goals set forth in our compensation objectives and philosophy. Executive compensation decisions made by the Compensation Committee are inherently subjective and the result of the Compensation Committee's business judgment, which is informed by the experiences of the members of the Compensation Committee, as well as the results from the most recent shareholder advisory vote on executive compensation (discussed below) and input and peer group data provided by Mercer (US) Inc. (“Mercer”), the independent compensation consulting firm retained by the Compensation Committee (discussed below). In making its decisions regarding base salary, target and maximum cash bonus levels, and equity award grants for our NEOs, the Compensation Committee generally considers the scope of the executive's responsibility at Allied Nevada, the relative internal value to Allied Nevada of the position, the executive's experience, past performance, expected future contributions to Allied Nevada, the need to attract or retain the particular executive, and peer group data provided by Mercer.
Advisory Vote on Executive Compensation
At our 2014 Annual Meeting of Stockholders, approximately 72.5% of the votes cast were in favor of our advisory resolution regarding the compensation of our NEOs, commonly referred to as the “say-on-pay” vote. The Compensation Committee intends to take the say-on-pay vote results into consideration in setting future compensation for our NEOs.
Compensation Consultant and Peer Group Determination
For purposes of evaluating and determining named executive officer compensation levels for 2014, Mercer was engaged by the Compensation Committee to complete a review of NEO compensation and provide a report on peer group data as to compensation levels. Mercer’s review of the 2014 executive compensation program included benchmarking the base salary, annual cash incentive potential, total cash (base salary plus cash incentive potential) and long-term equity-based incentives of our NEOs, the results of which were reported directly to the Compensation Committee.
In making compensation decisions, the Compensation Committee compared each element of NEO compensation against a peer group (established by Mercer) of publicly-traded precious metals mining companies with similar market capitalizations, operations, and revenue. Our peer group used to evaluate 2014 NEO compensation consisted of the following 13 companies: Thompson Creek Metals Company Inc., Coeur Mining, Inc., Hecla Mining Co., Alacer Gold Corp., Rio Alto Mining Limited, Semafo Inc., Aurico Gold Inc., Teranga Gold Corporation, Primero Mining Corp., Lake Shore Gold Corp., Alamos Gold Inc., Argonaut Gold Inc., and Timmins Gold Corp.. Changes in the 2014 peer group from the 2013 peer group were the result of selecting peers with more comparable market capitalizations and revenues.
Key Components of Executive Compensation
Our executive compensation program consists of various elements of compensation that are intended to work together to provide total compensation that attracts, retains and motivates highly qualified and experienced individuals, ensures that an appropriate portion of their total compensation is “at-risk” (which means that amounts are only realized if certain performance levels are achieved) in the form of both cash and equity compensation, and that such compensation represents a competitive compensation package that is consistent with our needs and peer levels in the precious metals industry. For the fiscal year ended December 31, 2014, the principal components of compensation for NEOs consisted of (1) base salary; (2) annual cash incentive plan; and (3) long-term equity awards, the details of which are shown in the table below:

	Compensation Term	Risk Profile	Percentage of CEO Base Salary	Percentage of CFO Base Salary
Component
Base Salary	Short Term	Not At Risk
Annual Cash Incentive Plan	Short Term	At Risk	75%	65%
Equity Incentive Plan	Long Term	Not At Risk	150%	107.5%
Equity Incentive Plan	Long Term	At Risk	150%	107.5%
For the fiscal year ended December 31, 2014, the above components of compensation for our NEOs resulted in approximately 47% and 45% of Randy E. Buffington’s (our CEO) and Stephen M. Jones’ (our CFO) respective total target compensation being at-risk. For the fiscal year ended December 31, 2014, the equity incentive plan portion of compensation for our NEOs resulted in approximately 63% and 57% of Randy E. Buffington’s (our CEO) and Stephen M. Jones’ (our CFO) respective total target compensation being tied to the price of our common stock, which we believe closely aligns the interests of our NEOs with stockholders.
Base Salary
Salaries for our NEOs are established based on the scope of their individual responsibilities, taking into account base salary levels paid by other precious metals mining companies for individuals in similar positions. We fix NEO base salaries at levels which we believe enables us to retain individuals in a competitive environment and reward performance for contributions to our overall business goals. Using the above approach, base salaries, which are not at-risk, were set as follows for the years ended December 31, 2014 and 2013:

	Year	Base Salary	Increase from 2013	Increase from 2013
Name and Principal Position		($)	($)	(%)
Randy E. Buffington	2014	525,000	25,000	5.0%
President and CEO	2013	500,000
Stephen M. Jones	2014	425,000	40,000	10.4%
Executive VP, CFO and Secretary	2013	385,000
Annual Cash Incentive Plan
We provide incentive compensation to our NEOs in the form of an annual cash bonus, the payout amounts of which are at-risk, consistent with our emphasis on using a pay-for-performance philosophy. When determining the annual bonus target amount and the underlying design of the bonus plan we take into account bonus target levels and plan designs of other precious metals mining companies and the operating and strategic goals of the Company. We generally utilize annual cash bonuses to reward performance achievements during time periods of one year or less. During the year ended December 31, 2014, the annual cash incentive plan target amounts for Randy E. Buffington (our CEO) and Stephen M. Jones (our CFO) were $393,750 and $276,250, respectively, which represents 75% and 65% of their respective base salaries. As shown below, actual payouts of such annual cash incentive bonuses can range from 0% - 150% of the target amounts depending on the actual achievement of established goals and performance criteria.
The 2014 annual cash incentive payouts for our NEOs were contingent upon the attainment of Company goals and performance criteria, which were developed with the assistance of management and approved by the Compensation Committee before being subsequently approved by the Board of Directors. Target payouts under the plan were capped at a maximum amount (i.e., the executive officer can not earn more than 150% of the target amount), while the minimum payout was set at zero. A summary of the 2014 annual cash incentive plan, including the actual amounts earned, is as follows:

Plan Design and Eligible Payout Percentages			Actual Results and Payout Percentages
Goals and Performance Criteria	Measurement Levels	Payout (%)	Measurement Levels	Payout (%)
Sales as measured in ounces of gold sold(1)	250,000 ounces or more	20.0%	216,937 ounces	—%
	240,000 ounces or more	12.5%
	230,000 ounces or more	7.5%
Adjusted cash costs per ounce of gold sold(1)(2)	$825 per ounce or less	20.0%	$1,064 per ounce(3)	—%
	$837.50 per ounce or less	12.5%
	$850 per ounce or less	7.5%
Non-expansion capital expenditures(1)	Under $10.0 million	20.0%	Approximately $2.8 million	20.0%
	Under $12.5 million	12.5%
	Under $15.0 million	7.5%
Successful completion of feasibility study(1)	Prior to 9/30/2014	25.0%	10/15/2014	18.75%
	Prior to 10/31/2014	12.5%
	Prior to 12/31/2014	5.0%
Successful completion of financing for mill expansion(1)	Amount raised is sufficient to fund mill expansion	25.0%	$21.8 million gross proceeds raised in 2014	10.0%
	Amount raised will partially fund mill expansion	15.0%
	Any amount is raised	10.0%
Health and safety	0 lost time accidents	10.0%	2 lost time accidents	5.0%
	1 to 2 lost time accidents	5.0%
Environmental compliance	0 incidents resulting in both orders and fines	10.0%	0 incidents resulting in both orders and fines	10.0%
	1 to 2 incidents resulting in both orders and fines	5.0%
Individual goals of executive	Varies	0% - 20%		—%
	Total	0% - 150.0%		63.75%
(1)Actual results or performance between the Measurement Levels result in the interpolation of the actual payout percentage.
(2) The term “adjusted cash costs per ounce” is a non-GAAP financial measure. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See the section in the initial filing of the Annual Report on Form 10-K titled “Non-GAAP Financial Measures” in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3) Includes write-down of production inventories of $252 per ounce.
Based on the above established payout criteria, our NEOs earned 63.75% of their respective target amounts under the annual cash incentive plan; however, due to the December 31, 2014 liquidity and financial position of the Company, our NEOs, together with our Compensation Committee, agreed to adjust the bonus amounts earned, such that 50% of the earned amounts would not be paid. Accordingly, Randy E. Buffington (our CEO) and Stephen M. Jones (our CFO) were not paid $125,508 and $88,055, respectively, of their 2014 annual cash incentive bonuses to which they would have been entitled under the terms of the plan. The table below provides a reconciliation of our NEOs target bonus amounts earned to those which were actually paid out:

	Randy E.	Stephen M.
	Buffington (CEO)	Jones (CFO)
Base salary	$525,000	$425,000
Target payout percentage	75.0%	65.0%
Target payout amount	393,750	276,250
Payout percentage earned using performance criteria	63.75%	63.75%
Payout amount earned using performance criteria	251,016	176,109
Percentage not paid	50.00%	50.00%
Actual amounts paid to our NEOs	$125,508	$88,055

Equity Incentive Plan
Our equity incentive plan has been established to provide our NEOs with incentives which are aligned with the interests of our stockholders. Equity awards granted to our NEOs generally vest in equal installments over three years subject in part to the achievement of performance criteria. When determining the amount of the equity award and the applicable performance-based vesting criteria, we take into account equity award levels and vesting criteria of other precious metals mining companies and the operating and strategic goals of the Company.
The Compensation Committee grants long-term equity-based awards to our NEOs in the form of performance share units (“PSUs”) and restricted share units (“RSUs”) rather than stock options because it believes the value of PSUs and RSUs are more direct and visible than stock options. Additionally, PSUs and RSUs generally require the use of fewer shares than stock options to deliver comparable compensation values to executives. PSUs granted to our NEOs are at-risk and only vest upon the successful achievement of established performance criteria.
During the year ended December 31, 2014, the annual grant date fair values of equity awards for Randy E. Buffington (our CEO) and Stephen M. Jones (our CFO) were $1.6 million and $0.9 million, respectively, which represents 300% and 215% of their respective base salaries. For 2014, the long-term equity awards were comprised of 50% PSUs (which are at-risk) and 50% RSUs (which are not at-risk). The table below provides additional details regarding the equity awards granted to our NEOs in 2014 under the equity incentive plan:

	Grant Date Fair Value of 2014 Awards(1)		Awards Granted and Vesting Terms
		Vesting Year	Time-Based RSUs (#)	Performance-Based PSUs (#)
Name and Principal Position					Total (#)
Randy E. Buffington	$1,575,008	2015	46,792	46,792	93,584
President and CEO		2016	46,792	46,792	93,584
		2017	46,791	46,791	93,582
			140,375	140,375	280,750

Stephen M. Jones	$913,746	2015	27,146	27,146	54,292
Executive VP, CFO and Secretary		2016	27,146	27,146	54,292
		2017	27,147	27,147	54,294
			81,439	81,439	162,878
(1) Amounts shown represent the grant date fair value of stock awards (excluding estimated forfeitures), computed in accordance with FASB Topic 718. For information on the assumptions used to calculate these amounts refer to Note 14 - Stock-Based Compensation to our Notes to Consolidated Financial Statements in Part II - Item 8. Financial Statements and Supplementary Data in the initial filing of the Annual Report on Form 10-K.

Vesting of Equity Incentive Plan Awards From 2014 Performance
As shown above, in 2014 and consistent with historical practice, awards granted under our equity incentive plan typically vest over three years, portions of which are also subject to performance-based vesting criteria developed annually with the assistance of management and approved by the Compensation Committee before being subsequently approved by the Board of Directors. Target vesting percentages under the equity plan were capped at a maximum amount (i.e., the executive officer can not vest in more than 100% of the shares eligible for vesting), while the minimum vesting was set at 100% for time-based awards and at zero percent for performance-based awards. A summary of the 2014 performance-based vesting criteria applicable to all PSUs vesting in March 2015, including the actual results achieved, is as follows:

Plan Design and Eligible Vesting Percentages			Actual Results and Vesting Percentages
Goals and Performance Criteria	Measurement Levels	Payout (%)	Measurement Levels	Payout (%)
Sales as measured in ounces of gold sold(1)	250,000 ounces or more	30.0%	216,937 ounces	—%
	240,000 ounces or more	20.0%
	230,000 ounces or more	10.0%
Adjusted cash costs per ounce of gold sold(1)(2)	$825 per ounce or less	30.0%	$1,064 per ounce(3)	—%
	$837.50 per ounce or less	20.0%
	$850 per ounce or less	10.0%
Relative total stockholder return(1)	Above 50th percentile of peers	30.0%	Less than 25th percentile of peers	—%
	Above 35th percentile of peers	20.0%
	Above 25th percentile of peers	10.0%
Discretion of Compensation Committee		0% - 10%		—%
	Total	0% - 100.0%		—%
(1)Actual results or performance between the Measurement Levels result in the interpolation of the actual vesting percentage.
(2) The term “adjusted cash costs per ounce” is a non-GAAP financial measure. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See the section in the initial filing of the Annual Report on Form 10-K titled “Non-GAAP Financial Measures” in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3) Includes write-down of production inventories of $252 per ounce.
Based on the Company’s 2014 performance relative to the performance criteria outlined above, our NEOs forfeited 100% of their PSU equity awards which were scheduled to vest in March 2015 (0% vested). The table below provides a summary of the equity awards granted in prior years which were forfeited by our NEOs as a result of not achieving the above performance-based vesting criteria:

	Grant Year	Performance-Based PSUs Forfeited (#)	Grant Date Fair Value of PSUs Forfeited(1)
Name and Principal Position
Randy E. Buffington	2013	11,074	$62,125
President and CEO	2014	46,792	262,503
		57,866	324,628

Stephen M. Jones	2012	10,000	56,100
Executive VP, CFO and Secretary	2013	6,642	37,262
	2014	27,146	152,289
		43,788	$245,651
(1) Amounts shown represent the grant date fair value of stock awards (excluding estimated forfeitures), computed in accordance with FASB Topic 718. For information on the assumptions used to calculate these amounts refer to Note 14 - Stock-Based Compensation to our Notes to Consolidated Financial Statements in Part II - Item 8. Financial Statements and Supplementary Data in the initial filing of the Annual Report on Form 10-K. Subsequent to this date, the Company and its subsidiaries filed for protection under chapter 11 of the federal bankruptcy code.

For additional information on our NEOs equity awards, including the quantity of time-based RSUs vested in 2014, the value realized for 2014 vestings, equity awards outstanding, and the scheduled future vesting dates of outstanding equity awards see the Executive Compensation Tables below.
Other Compensation
Our NEOs are not entitled to significant perquisites or other personal benefits not generally offered to all employees other than for their participation in the Allied Nevada Gold Corp Supplemental Executive Retirement Plan, which provides for restoration contributions equivalent to lost opportunities under the 401(k) Plan due to annual compensation limits. For additional information on our NEOs 2014 other compensation see the Summary Compensation Table in the Executive Compensation Tables below.
Employment Agreements
The Company maintains employment agreements with its executive officers as both an incentive to secure their engaged services and to protect them from loss of income in the event of a change in control. The agreements also provide for a number of protections for the Company and the employee covering employment related issues as well as confidentiality. For additional information on our NEOs employment agreements see the Potential Payments Upon Termination or Change in Control Table in the Executive Compensation Tables below.
Clawback Provisions
Our Board of Directors has a policy which would require, to the fullest extent permitted by governing law, reimbursement of any portion of a cash incentive previously paid to our executives pursuant to the terms of our annual cash incentive programs if there is a restatement of our previously reported financial results and (1) the amount of any cash incentive paid was calculated based on the achievement of certain financial results that were subsequently the subject of restatement; (2) the amount of such cash incentive that would have been awarded to the executive had the financial results been reported as in the restatement would have been lower than the cash incentive actually awarded; and (3) in the judgment of our Board of Directors, the circumstances warrant such reimbursement.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the Company’s Compensation Discussion and Analysis section of this Annual Report on Form 10-K/A. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the year ended December 31, 2014.
The foregoing report is submitted by the following directors, who constitute the Compensation Committee of the Board of Directors:
Compensation Committee
Robert G. Wardell (Chair)
Stephen A. Lang
A. Murray Sinclair

Executive Compensation Tables
2014 Summary Compensation Table

	Year	Salary	Bonus	Stock Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Name and Principal Position		($)	($)	($)	($)	($)	($)
Randy E. Buffington	2014	520,833	—	1,575,008	125,508	42,488	2,263,837
President and CEO	2013	413,326	—	2,861,980	130,397	144,452	3,550,155
Stephen M. Jones	2014	418,333	—	913,746	88,055	132,767	1,552,901
Executive VP, CFO and	2013	379,172	—	2,235,647	73,150	40,599	2,728,568
Secretary	2012	291,667	160,000	849,000	48,996	54,264	1,403,927

(1) Amounts shown represent the grant date fair value of stock awards (excluding estimated forfeitures), computed in accordance with FASB Topic 718. For information on the assumptions used to calculate these amounts refer to Note 14 - Stock-Based Compensation to our Notes to Consolidated Financial Statements in Part II - Item 8. Financial Statements and Supplementary Data in the initial filing of the Annual Report on Form 10-K.

(2) Amounts shown represent earnings under our "Annual Cash Incentive Plan".
(3) During 2014, All Other Compensation consisted of the following:

	401(k) Plan Matching Contributions	Supplemental Retirement Plan Benefits	Life Insurance Premiums	Relocation Benefits	Total
Name	($)	($)	($)	($)	($)
Randy E. Buffington	15,600	23,474	3,414	—	42,488
Stephen M. Jones	15,600	13,889	4,448	98,830	132,767

2014 Grants of Plan-Based Awards Table
The following table sets forth certain grants of plan-based awards as of December 31, 2014, in accordance with SEC rules. Subsequent to such date, the Company and its subsidiaries filed for protection under chapter 11 of the federal bankruptcy code.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			Grant Date Fair Value of Stock Awards(3)
		Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	($)
Randy E. Buffington
Cash Bonus		—	393,750	590,625
RSU Award	2/20/2014				140,375	280,750	280,750	1,575,008
Stephen M. Jones
Cash Bonus		—	276,250	414,375
RSU Award	2/20/2014				81,439	162,878	162,878	913,746

(1) Amounts shown represent the various potential earnings levels under our "Annual Cash Incentive Plan", which range from 0% - 150% of the target cash bonus amount. The target amount is computed as a percentage of the executive's salary at the time of grant. Actual amounts earned are shown in the "Non-Equity Incentive Plan Compensation" column of the "Summary Compensation" table.

(2) Amounts shown represent the various potential number of shares eligible to vest for awards granted under our "Equity Incentive Plan", which range from 50% - 100% of the target amount. The target share amount is computed as a multiple of the executive's salary divided by our closing common share price on the date of grant. The number of shares granted are scheduled to vest in whole or in part on March 31 in each of 2015, 2016, and 2017 subject to time-based and performance-based vesting criteria. Threshold share amounts represent awards that are subject to time-based vesting criteria only.

(3) Amounts shown represent the grant date fair value of stock awards (excluding estimated forfeitures), computed in accordance with FASB Topic 718. For information on the assumptions used to calculate these amounts refer to Note 14 - Stock-Based Compensation to our Notes to Consolidated Financial Statements in Part II - Item 8. Financial Statements and Supplementary Data in the initial filing of the Annual Report on Form 10-K.

2014 Outstanding Equity Awards at Fiscal Year-End Table

		Stock Awards
		Number of Shares or Units of Stock That Have Not Vested(2)	Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested(1)
Name	Grant Date	(#)	($)	(#)	($)
Randy E. Buffington	2/21/2013	33,221	28,902	11,074	9,634
	5/24/2013	100,000	87,000
	2/20/2014	187,167	162,835	93,583	81,418
Stephen M. Jones	2/23/2012	10,000	8,700
	2/21/2013	19,927	17,336	6,642	5,779
	5/24/2013	95,000	82,650
	2/20/2014	108,585	94,469	54,293	47,235

(1) Market value represents the product of the stock closing price as of December 31, 2014, which was $0.87, and the number of shares that have not vested. Subsequent to this date, the Company and its subsidiaries filed for protection under chapter 11 of the federal bankruptcy code.

(2) As discussed in the "Vesting of Equity Incentive Plan Awards From 2014 Performance" section above, Messrs. Buffington and Jones forfeited 57,866 and 43,788 PSUs scheduled to vest on March 31, 2015. However, assuming the satisfaction of the requisite time-based and performance-based vesting criteria, outstanding stock awards are scheduled to vest on the following dates:

Vesting Date	Randy E. Buffington	Stephen M. Jones
3/31/2015	115,731	77,577
5/28/2015	50,000	47,500
11/28/2015	50,000	47,500
3/31/2016	115,731	67,577
3/31/2017	93,583	54,293
	425,045	294,447

2014 Option Exercises and Stock Vested Table

	Stock Awards
	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Name	(#)	($)
Randy E. Buffington	61,074	188,227
Stephen M. Jones	54,142	162,103

(1) Value realized represents the product of the gross shares acquired on vesting and the closing price per share on the date of vesting.

Potential Payments Upon Termination or Change in Control Table(1)

	Voluntary Resignation(2)	Death or Disability(3)	Termination For Cause	Termination Without Cause	Change in Control
Name	($)	($)	($)	($)	($)
Randy E. Buffington
Salary	43,750	—	—	525,000	1,050,000
Annual Cash Incentive Plan Proceeds	—	393,750	—	393,750	787,500
Medical Benefit Continuation	—	—	—	18,000	27,000
Life Insurance Proceeds	—	1,000,000	—	—	—
Accelerated Vesting of Equity Awards(4)	—	—	—	—	369,789
	43,750	1,393,750	—	936,750	2,234,289
Stephen M. Jones
Salary	35,417	—	—	425,000	850,000
Annual Cash Incentive Plan Proceeds	—	276,250	—	276,250	552,500
Medical Benefit Continuation	—	—	—	18,000	27,000
Life Insurance Proceeds	—	500,000	—	—	—
Accelerated Vesting of Equity Awards(4)	—	—	—	—	256,169
	35,417	776,250	—	719,250	1,685,669

(1) Subsequent to this date, the Company and its subsidiaries filed for protection under Chapter 11 of the federal bankruptcy code and all future payments are subject to applicable provisions under Section 507 of the federal bankruptcy code.

(2) Amount represents 30 days base salary.
(3) Annual Cash Incentive Plan amount represents the full year target amount.
(4) Amount represents the product of the stock closing price as of December 31, 2014, which was $0.87, and the number of shares underlying equity awards that have not vested (assuming the satisfaction of the requisite time-based and performance-based vesting criteria).

Given the competitiveness of the labor market in the State of Nevada’s mining industry, coupled with the need to attract and retain highly qualified executives, we entered into amended employment agreements with Messrs. Buffington and Mr. Jones on December 20, 2013 and December 19, 2013, respectively, who are “at will” employees. Each of the employment agreements entered into with Messrs. Buffington and Jones contain provisions that entitle them to payments following termination of their employment in certain circumstances, as shown in the table above and further described below.
Termination by Allied Nevada without Cause or by the Executive for Good Reason
Each of the employment agreements with Messrs. Buffington and Jones provide that, in the event their employment is terminated by the Company other than for “cause” (as defined below) they are entitled to receive payment of unpaid base salary, expense reimbursements and vacation days accrued prior to the date of such termination and will also receive, in exchange for execution and delivery of a separation agreement and general release, the following severance benefits:

•	one times their respective base salaries then in effect, payable over 12 months;

•	one times their respective target cash incentives for the year in which employment is terminated payable over 12 months; and

•	payment of premiums for continuation of health insurance coverage under COBRA (or state equivalent) up to a maximum amount of $18,000.
“Cause” is defined under each employment agreement as the taking of any of the following actions by or against

Messrs. Buffington or Jones:

•
a material breach of any of the terms of the Employment Agreement, including the failure to perform any covenant contained therein or in the Employee Nondisclosure, Noncompetition, Nonsolicitation and Inventions Agreement;

•
commission of any act or crime involving dishonesty, violence or moral turpitude, including fraud, theft, embezzlement, assault, battery and rape, drunk driving, whether or not formally charged with or convicted of such act or crime;

•
commission of an act or allowing the existence of a state of facts by inaction which renders the employee incapable of performing his duties under the Employment Agreement, or which adversely affects or could reasonably be expected to adversely affect the Company’s business reputation;

•	failure to follow any significant lawful instruction from the Board of Directors;

•	failure to maintain or had suspended, revoked or denied any applicable license, permit or card required by the federal or state authorities, or a political subdivision or agency thereof;

•
commission of any act that constitutes a breach of fiduciary duty or a breach of the duty of loyalty, both of which are due to and owed to the Company based, among other things, on the employee’s job duties;

•	fails or becomes unable, for any reason other than a disability to devote 100% of his business time, his best efforts, skills, and abilities to the Company’s business;

•	fails to diligently or effectively perform his duties under any provision of the employment agreement or any duty as directed from time to time by the Company; and/or

•	violates any material policy established by the Company.
Termination by Allied Nevada for Cause or in the Event of Death or Disability
Pursuant to the employment agreements with each of Messrs. Buffington and Jones, in the event their employment is terminated for “cause” or due to the death or “disability” they (or their estate) will be entitled to receive payment of any unpaid base salary, target bonus (prorated for the portion of the year during which he was employed through the date of termination), expense reimbursements and vacation days accrued prior to such termination. Further, in the event their employment is terminated as a result of death or disability, they (or their estate) will be entitled to receive long term disability or life insurance benefits, as the case may be, in the form maintained by the Company at such time and in which they participated at the time of termination.
“Disability” is defined under each employment agreement as any illness, injury, accident or condition of either a physical or mental nature as a result of which Messer. Buffington or Jones is unable to perform the essential functions of his duties and responsibilities for 90 days during any period of 365 consecutive calendar days or for any consecutive 90-day period.
Voluntary Termination by the Executive
In the event that Messrs. Buffington or Jones decides to voluntarily terminate his employment upon 30 days’ written notice, Allied Nevada, in its discretion, may elect to relieve them of any obligation to perform duties during the notice period, waive the notice period and immediately accept the tender of termination. Should the Company make such election, the Company shall nonetheless continue to pay base compensation and provide benefits for the term of the 30-day notice period, except that no cash incentive shall be earned or awarded during and after the notice period.
Payments Upon a Change in Control
In addition to the severance obligations described above, each of the employment agreements entered into with Messrs. Buffington and Jones contain provisions which entitle each of them to certain payments upon a change in control of the Company.
In the event of a “change in control” (as defined below) and either the involuntary termination of employment during the one-year period thereafter by Allied Nevada (or any successor entity) other than for “cause”, or the voluntary termination by Mr. Buffington or Jones, they will be entitled to payment from the Company (or any successor entity), of unpaid base salary, expense reimbursements and vacation days accrued prior to the date of termination and will also receive, in exchange for execution of a separation agreement and general release, the following benefits:

•	a lump sum severance equal to two years of base salary then in effect;

•	two times their respective target cash incentive for the year in which employment is terminated;

•	payment of premiums for continuation of health insurance coverage under COBRA (or state equivalent) up to a maximum amount of $27,000; and

•	immediate vesting of any unvested equity awards, consistent with and subject to the terms and conditions of the underlying equity compensation plans, notwithstanding performance or time restrictions.

“Change in control” is defined under each employment agreement as:
(A) any “Person” who becomes a “beneficial owner” (as such term is used in Rule 13d-3 promulgated under Exchange Act) of at least 30% of the stock of the Company entitled to vote in the election of directors of the Company;
(B) the individuals who are “Continuing Directors” of the Company cease to constitute a majority of the members of the Board;
(C) the Stockholders of the Company adopt and consummate a plan of complete or substantial liquidation or an agreement providing for the distribution of all or substantially all of the assets of the Company;
(D) the Company is a party to a merger, consolidation, amalgamation, plan of arrangement or other form of business combination or a sale of all or substantially all of its assets, with an unaffiliated third party, unless the business of the Company following consummation of such merger, consolidation, amalgamation, plan of arrangement or other business combination is continued following any such transaction by a resulting entity (which may be, but need not be, the Company) and the Stockholders of the Company immediately prior to such transaction hold, directly or indirectly, at least 30% of the total voting power of the resulting entity; provided, however, that such event constitutes a “change in control event” as described in Treas. Reg.§1.409A-3(a)(5); and provided, further, that a merger, consolidation, amalgamation, plan of arrangement or other business combination effected to implement a recapitalization of the Company (or similar transaction), shall not constitute a Change in Control; or
(E) there is a Change in Control of the Company of a nature that is reported in response to item 5.01 of Current Report on Form 8-K or any similar item, schedule or form under the Exchange Act, as in effect at the time of the change, whether or not the Company is then subject to such reporting requirements.
2014 Director Compensation Table

	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Name	($)	($)	($)
Robert M. Buchan	100,000	1,783,000	1,883,000
John W. Ivany	65,000	100,000	165,000
Stephen A. Lang	50,000	100,000	150,000
Cameron A. Mingay	50,000	100,000	150,000
Terry M. Palmer	65,000	100,000	165,000
Carl A. Pescio	45,000	100,000	145,000
A. Murray Sinclair	40,000	100,000	140,000
Robert G. Wardell	60,000	100,000	160,000

(1) Fees earned or paid in cash were for Board and committee services.
(2) The Company granted 30,769 deferred share units to each non-employee director which had a grant date fair value of $100,000. Robert M. Buchan received an additional grant of 300,000 restricted share units which had a grant date fair value of $1,683,000. Amounts shown represent the grant date fair value of stock awards (excluding estimated forfeitures), computed in accordance with FASB Topic 718. For information on the assumptions used to calculate these amounts refer to Note 14 - Stock-Based Compensation to our Notes to Consolidated Financial Statements in Part II - Item 8. Financial Statements and Supplementary Data in the initial filing of the Annual Report on Form 10-K. Subsequent to this date, the Company and its subsidiaries filed for protection under chapter 11 of the federal bankruptcy code.

Pursuant to the compensation program for our non-employee directors, each non-employee member of our Board of Directors received the following compensation for Board of Director services, as applicable, for the period beginning on April 1, 2014 through March 31, 2015:

•	$100,000 per year for service as Chairman of the Board;

•	$60,000 per year for service as Audit Committee Chair;

•	$45,000 per year for services as chairman of other committees;

•	$35,000 per year for services as non-chairman directors;

•	$5,000 per year per committee for service as committee member; and

•
An annual award of equity in the form of deferred share units having an aggregate grant date fair value equal to $100,000 at the time of grant. Awards vest rateably from April 1, 2014 through March 31, 2015.

In addition to the above, for his services as the Executive Chairman of the Board of Directors, Mr. Buchan received an equity award in the form of restricted share units having an aggregate grant date fair value equal of $1.7 million, which vest in equal annual installments over a three year period.

2014 Outstanding Equity Awards of Directors at Fiscal Year-End Table

	Deferred Share Units	Deferred Phantom Units	Stock Options(1)	Restricted Share Units	Total
Name	(#)	(#)	(#)	(#)	(#)
Robert M. Buchan	36,069	41,356	300,000	595,116	972,541
John W. Ivany	51,129	41,356	100,000	—	192,485
Stephen A. Lang	40,809	—	—	—	40,809
Cameron A. Mingay	51,129	41,356	—	—	92,485
Terry M. Palmer	51,129	41,356	—	—	92,485
Carl A. Pescio	51,129	41,356	100,000	—	192,485
A. Murray Sinclair	48,037	—	—	—	48,037
Robert G. Wardell	51,129	41,356	—	—	92,485

(1) All outstanding options expire in July 2017 and are exercisable at $4.35.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of the most recent practical date, April 21, 2015, regarding the beneficial ownership of our common stock by each beneficial owner of more than 5% of our outstanding shares of common stock, each of our current directors, each of the named executive officers listed in the Summary Compensation Table, and by all of our current directors and named executive officers as a group. The percentage of beneficial ownership is based on 126,193,336 shares of our common stock outstanding. In computing the number and percentage of shares beneficially owned by each person, we have included any shares of common stock that could be acquired within 60 days of April 21, 2015 by the exercise of in-the-money stock options or the vesting of stock awards. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to our knowledge, each beneficial owner named in the table has sole voting and investment power with respect to the shares listed.

	Shares Beneficially Owned		Percent of Outstanding
Beneficial Owner	(#)		(%)
Van Eck Associates Corporation	7,129,630	(1)	5.6%
355 Madison Ave. - 19th Floor, New York, NY 10017
Robert M. Buchan - Executive Chairman of the Board of Directors	2,621,272		2.1%
Randy E. Buffington - President and Chief Executive Officer and Director	218,939	(2)	*
John W. Ivany - Director	102,485		*
Stephen M. Jones - Executive Vice President, Chief Financial Officer and Secretary	186,931	(2)	*
Stephen A. Lang - Director	50,809		*
Cameron A. Mingay - Director	92,485		*
Terry M. Palmer - Director	92,485		*
Carl A. Pescio - Director(3)	4,546,285		3.6%
A. Murray Sinclair - Director	48,037		*
Robert G. Wardell - Director	92,485		*
All current executive officers and directors as a group (10 persons)	8,052,213		6.4%

* Represents less than 1% of the outstanding shares of common stock.
(1) This information is based on the Schedule 13G/A filed with the SEC on February 12, 2015.
(2) Includes the following shares which may be acquired upon the vesting of outstanding stock awards: Randy E. Buffington - 50,000 restricted share units and Stephen M. Jones - 47,500 restricted share units.

(3) Shares are beneficially owned by Carl A. Pescio and his wife.

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
Item 13. Certain Relationships and Related Transactions, and Director Independence
2014 Related Party Transactions
The following presents a summary of our related party transactions, all of which were approved by our Audit Committee in accordance with the approval process discussed below.
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
Procedures for Approval of Transactions with Related Parties
The Company’s written policy for the review of transactions with related persons requires review, approval or ratification of all transactions in which Allied Nevada is a participant and in which an Allied Nevada director, executive officer, a significant stockholder or an immediate family member of any of the foregoing persons has a direct or indirect material interest, subject to certain categories of transactions that are deemed to be pre-approved under the policy. As set forth in the policy, the pre-approved transactions include employment of executive officers, director compensation (in general, where such transactions are required to be reported in the Company’s Proxy Statement pursuant to SEC compensation disclosure requirements), as well as transactions in the ordinary course of business where the aggregate amount involved is expected to be less than $5,000. All related party transactions are reviewed by the Audit Committee of the Board of Directors. Transactions deemed to be pre-approved are not required to be separately presented to the Audit Committee for formal approval; however, those transactions must be submitted to the Audit Committee for review at its next following meeting.
Following its review, the Audit Committee will determine whether these transactions are in the best interests of Allied Nevada and our stockholders, taking into consideration whether the transactions are on terms no less favorable to Allied Nevada than those available with other parties and the related person’s interest in the transaction. If a related party transaction is to be ongoing, the Audit Committee may establish guidelines for the Company’s management to follow in its ongoing dealings with the related person.
Director Independence
The Board has determined that the following directors are “independent” within the meaning of the NYSE MKT listing standards, as defined in Rule 10A-3(b)(1) under the Exchange Act, and in NI 52-110: Messrs. Ivany, Lang, Mingay, Palmer, Pescio, Sinclair, and Wardell. Messrs. Buchan and Buffington are not considered independent as they hold executive positions within the Company.
Item 14. Principal Accountant Fees and Services
The following table shows the fees paid by us to EKS&H LLLP (“EKS&H”) for services rendered during the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Audit Fees	$525,000	$582,500
Audit related fees(1)	61,782	172,288
Tax fees(2)	—	—
All other fees(2)	—	—
	$586,782	$754,788

(1) Fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and internal control over financial reporting including, due diligence for Company financing transactions and employee benefit plan audits.

(2) EKS&H did not provide any tax/other services during the period.
The Audit Committee has adopted policies and procedures requiring it to review and approve in advance all engagements for services provided by our external accountants. For the years ended December 31, 2014 and 2013, all services provided by EKS&H were approved by the Audit Committee in advance of the related engagement’s commencement and EKS&H did not perform any tax or other services for the Company.

PART IV
Item 15. Exhibits
(a) Documents filed as a part of this report:
(1) Financial Statements – Included in Part II, Item 8, Financial Statements and Supplementary Data of the initial filing of the Annual Report on Form 10-K (dated March 27, 2015 and filed with the SEC on such date).
 (2) Financial Statement Schedules – Not applicable
 (3) Exhibits – Set forth on the Exhibit Index that follows the signatures page of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED NEVADA GOLD CORP.
Registrant
Date:	April 23, 2015	By:	/s/ Randy E. Buffington
Randy E. Buffington
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy E. Buffington	President, Chief Executive Officer and Director (Principal Executive Officer)	April 23, 2015
Randy E. Buffington

/s/ Stephen M. Jones	Executive Vice President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	April 23, 2015
Stephen M. Jones

/s/ Robert M. Buchan	Executive Chairman and Director	April 23, 2015
Robert M. Buchan

/s/ John W. Ivany	Director	April 23, 2015
John W. Ivany

/s/ Stephen A. Lang	Director	April 23, 2015
Stephen A. Lang

/s/ Cameron A. Mingay	Director	April 23, 2015
Cameron A. Mingay

/s/ Terry M. Palmer	Director	April 23, 2015
Terry M. Palmer

/s/ Carl Pescio	Director	April 23, 2015
Carl Pescio

/s/ A. Murray Sinclair	Director	April 23, 2015
A. Murray Sinclair

/s/ Robert G. Wardell	Director	April 23, 2015
Robert G. Wardell

EXHBIT INDEX

Exhibit Number	Description of Document
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

Subsidiaries of the Registrant.
21.1†
Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 of Allied Nevada Gold Corp.’s initial Annual Report on Form 10-K dated March 27, 2015 filed with the SEC on March 27, 2015).

Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
Section 1350 Certifications.
32.1†
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 of Allied Nevada Gold Corp.’s initial Annual Report on Form 10-K dated March 27, 2015 filed with the SEC on March 27, 2015).

32.2†
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.2 of Allied Nevada Gold Corp.’s initial Annual Report on Form 10-K dated March 27, 2015 filed with the SEC on March 27, 2015).

Mine Safety Disclosure Exhibits.
95.1†
Mine Safety Disclosures (incorporated herein by reference to Exhibit 95.1 of Allied Nevada Gold Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 27, 2015).

Interactive Data File.
101.INS†	XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS of Allied Nevada Gold Corp.’s initial Annual Report on Form 10-K dated March 27, 2015 filed with the SEC on March 27, 2015).
101.SCH†
XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH of Allied Nevada Gold Corp.’s initial Annual Report on Form 10-K dated March 27, 2015 filed with the SEC on March 27, 2015).

101.CAL†
XBRL Taxonomy Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL of Allied Nevada Gold Corp.’s initial Annual Report on Form 10-K dated March 27, 2015 filed with the SEC on March 27, 2015).

101.DEF†
XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF of Allied Nevada Gold Corp.’s initial Annual Report on Form 10-K dated March 27, 2015 filed with the SEC on March 27, 2015).

101.LAB†
XBRL Taxonomy Label Linkbase Document (incorporated herein by reference to Exhibit 101.LAB of Allied Nevada Gold Corp.’s initial Annual Report on Form 10-K dated March 27, 2015 filed with the SEC on March 27, 2015).

101.PRE†
XBRL Taxonomy Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE of Allied Nevada Gold Corp.’s initial Annual Report on Form 10-K dated March 27, 2015 filed with the SEC on March 27, 2015).

† Not filed herewith, but incorporated herein by reference.
* Management contract or compensatory plan or arrangement.