Form 10-Q
period 2015-03-31
Allied Nevada Gold Corp.
filed 2015-05-12
CIK 1376610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
On May 6, 2015, there were 126,193,336 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ALLIED NEVADA GOLD CORP.
FORM 10-Q
For the Quarter Ended March 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ALLIED NEVADA GOLD CORP.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars in thousands)

	(Unaudited)
	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$41,646	$7,575
Accounts receivable	902	3,755
Inventories - Note 4	16,868	20,957
Ore on leachpads, current - Note 5	206,068	214,444
Prepaids and other - Note 6	7,227	7,758
Assets held for sale - Note 7	61,858	44,358
Current assets	334,569	298,847
Restricted cash - Note 8	38,154	48,147
Ore on leachpads, non-current - Note 5	88,315	91,904
Other assets, non-current - Note 6	2,052	10,708
Plant, equipment, and mine development, net - Note 9	428,378	443,289
Mineral properties, net - Note 7	13,845	48,312
Deferred tax assets, non-current	25	31
Total assets	$905,338	$941,238
Liabilities:
Accounts payable	$11,467	$35,608
Interest payable - Note 11	461	4,465
Other liabilities, current - Note 10	88,082	12,009
Debt, current - Note 11	236,565	540,263
Deferred tax liabilities, current	25	31
Current liabilities	336,600	592,376
Other liabilities, non-current - Note 10	6,361	51,370
Asset retirement obligation, non-current	20,187	19,934
Liabilities subject to compromise - Note 3	371,361	—
Total liabilities	734,509	663,680
Commitments and Contingencies - Note 21
Stockholders’ Equity:
Common stock, $0.001 par value
Shares authorized: 200,000,000
Shares issued and outstanding: 126,193,336 at the end of both periods	126	126
Additional paid-in-capital	772,950	771,205
Accumulated deficit	(602,247)	(493,773)
Total stockholders’ equity	170,829	277,558
Total liabilities and stockholders’ equity	$905,338	$941,238
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE INCOME (Unaudited)
(US dollars in thousands, except per share amounts)

	Three months ended March 31,
	2015	2014
Revenue - Note 12	$55,245	$85,525
Operating expenses:
Production costs	39,333	56,359
Depreciation and amortization	11,109	13,631
Write-down of production inventories - Note 5	37,020	—
Total cost of sales	87,462	69,990
Exploration, development, and land holding	619	728
Accretion	253	273
General and administrative	5,859	6,225
Loss on assets classified as held for sale and asset dispositions, net - Note 7	16,902	1,178
(Loss) income from operations	(55,850)	7,131
Other income (expense):
Interest income	8	13
Interest expense - Note 11	(8,873)	(5,787)
Other, net - Note 13	48,915	14
(Loss) income before reorganization items, net and income taxes	(15,800)	1,371
Reorganization items, net - Note 3	(92,674)	—
(Loss) income before income taxes	(108,474)	1,371
Income tax benefit (expense) - Note 14	—	(1,039)
Net (loss) income	(108,474)	332
Other comprehensive income (loss), net of tax
Change in fair value of effective portion of cash flow hedge instruments, net of tax - Note 19		2,099
Settlements of cash flow hedges, net of tax - Note 19		(9,598)
Reclassifications into earnings, net of tax - Note 19		9,478
Other comprehensive income, net of tax		1,979
Comprehensive income		$2,311
(Loss) income per share:
Basic - Note 15	$(0.86)	$—
Diluted - Note 15	$(0.86)	$—
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(US dollars in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(108,474)	$332
Adjustments to reconcile net (loss) income for the period to net cash provided by (used in) operating activities:
Depreciation and amortization	11,109	13,631
Write-down of production inventories - Note 5	8,795	—
Accretion	253	273
Stock-based compensation - Note 16	1,745	1,610
Loss on assets classified as held for sale and asset dispositions, net - Note 7	16,871	1,178
Loss on change in fair value of cross currency and diesel swaps - Note 19	59,791	—
Foreign currency transaction gain on senior notes - Notes 11 and 13	(28,160)	—
Gain on change in fair value of warrants - Notes 3 and 17	(4,644)	—
Write-off of debt issuance costs - Note 3	8,041	—
Deferred taxes	—	1,039
Other non-cash items	111	—
Changes in operating assets and liabilities:
Accounts receivable	2,853	3,372
Materials and supplies inventories	2,745	902
Production-related inventories	9,272	(16,063)
Prepaids and other	1,115	2,896
Accounts payable	978	888
Interest payable	5,132	8,376
Other liabilities	(3,679)	1,759
Assets held for sale	—	3,600
Net cash (used in) provided by operating activities	(16,146)	23,793
Cash flows from investing activities:
Additions to plant, equipment, and mine development	(298)	(43,424)
Increase in restricted cash - Note 8	—	1,282
Net cash used in investing activities	(298)	(42,142)
Cash flows from financing activities:
Repayments of principal on capital lease and term loan obligations	(9,985)	(13,754)
Proceeds from revolving credit agreement borrowings	25,500	—
Proceeds from debtor-in-possession credit agreement borrowings	35,000	—
Payments of debt issuance costs	—	(180)
Net cash provided by (used in) financing activities	50,515	(13,934)
Net increase (decrease) in cash and cash equivalents	34,071	(32,283)
Cash and cash equivalents, beginning of period	7,575	81,470
Cash and cash equivalents, end of period	$41,646	$49,187
Supplemental cash flow disclosures:
Cash paid for interest	$3,152	$2,020
Significant non-cash financing and investing activities:
Reduction in outstanding revolving credit agreement borrowings through decrease in restricted cash - Note 8	10,000	—
Letters of credit issued under revolving credit agreement and redeemed by currency swap counterparties - Note 19	18,450	—
Increase in debtor-in-possession credit agreement borrowings from in-kind interest - Note 11	111	—
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(US dollars in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2015	126,193,336	$126	$771,205	$(493,773)	$277,558
Stock-based compensation under RSU Plan	—	—	1,504	—	1,504
Stock-based compensation under DSU Plan	—	—	200	—	200
Stock-based compensation under PIP Plan	—	—	41	—	41
Net loss	—	—	—	(108,474)	(108,474)
Balance, March 31, 2015	126,193,336	$126	$772,950	$(602,247)	$170,829
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Allied Nevada Gold Corp. and its consolidated subsidiaries (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations of the SEC. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and related footnotes of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments and disclosures necessary to fairly present the interim financial information set forth herein have been included. These interim financial statements, with the exception of any recently adopted accounting pronouncements described in Note 2 - Accounting Pronouncements, follow the same Significant Accounting Policies disclosed in the Company’s most recent Annual Report on Form 10-K.
The results reported in these Condensed Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year or for future years.
References to “$” refers to United States currency and “CDN $” refers to Canadian currency.
Going Concern
The Condensed Consolidated Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is probable that the Company will be unable to meet its obligations as they become due within one year after the date that these financial statements were issued. On March 10, 2015, the Company filed voluntary petitions for relief under the federal Bankruptcy Code with the Bankruptcy Court which, if successful, are expected to recapitalize the Company’s balance sheet by reducing its debt balances while concurrently providing additional liquidity (See Note 3 - Chapter 11 Bankruptcy Filing). The Company continues to operate and produce gold at its Hycroft Mine as a “debtor-in-possession” during the bankruptcy process.
The Company’s ability to continue as a going concern is contingent upon its ability to comply with the covenants contained in the DIP Credit Agreement (as discussed and defined in Note 3 - Chapter 11 Bankruptcy Filing), the United States Bankruptcy Court for the District of Delaware’s (the “Bankruptcy Court”) confirmation of the Company’s Reorganization Plan (as discussed and defined in Note 3 - Chapter 11 Bankruptcy Filing), and the Company’s ability to successfully implement the Reorganization Plan, among other factors. In addition, both while the Company operates as a “debtor-in-possession” and following the Court’s confirmation of the Company’s Reorganization Plan (if such confirmation happens at all), the Company needs to achieve its sales, production, cost, and other operating targets to continue as a going concern.
The Company is committed to an orderly resolution of its liquidity situation and financial restructuring that will permit it to continue its operations and attempt to preserve the value of its assets and its overall enterprise value. However, there can be no assurance that the Company will be successful in doing so, and the Company is dependent on a financial restructuring to continue as a going concern.
Other than as discussed in Note 3 - Chapter 11 Bankruptcy Filing, these financial statements do not include any adjustments related to the recoverability and classification of recorded assets or any other adjustments that might be necessary should the Company be unable to continue as a going concern or be unable to successfully recapitalize its balance sheet through the Chapter 11 Cases (as defined in Note 3 - Chapter 11 Bankruptcy Filing). Impairments of the Company’s long-lived assets are only recorded in accordance with the Company’s Significant Accounting Policies disclosed in its most recent Annual Report on Form 10-K. As such, recorded amounts in these financial statements (including without limitation, stockholders’ equity) have been prepared in accordance with GAAP on a historical-cost basis, as required, which do not reflect or approximate the current fair value of the Company’s assets or management’s assessment of the Company’s overall enterprise or equity value.
2. Accounting Pronouncements
Recently Adopted
In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of a Component of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and requires new disclosures for discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014, which for the Company meant the first quarter of the year ending December 31, 2015. Other than the additional presentation and disclosure requirements in Note 7 - Assets Held For Sale, the adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Issued
In May 2014, the FASB and the International Accounting Standards Board issued new joint and converged guidance surrounding revenue recognition. ASU No. 2014-09, “Revenue from Contracts with Customers” will supersede nearly all existing revenue recognition guidance, including industry-specific guidance, and requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 does not permit early adoption and is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, which for the Company means the first quarter of the year ending December 31, 2017. ASU No. 2014-09 allows for either a “full retrospective” adoption, meaning the new standard is applied to all periods presented, or a “modified retrospective” adoption, meaning the new standard is applied only to the most current period presented and any cumulative effect of adoption is recognized as an adjustment to the opening balance of retained earnings. The Company has evaluated its current revenue recognition policies and past and present sales contracts and does not currently believe it will be materially impacted by the requirements of ASU No. 2014-09. Historically, the Company’s sole revenue-related performance obligation has been the delivery of metal to customers, either physically or by account transfer, and has been satisfied at the same point in time the Company’s customers obtain control of the delivered metal. As such, the Company currently anticipates adopting ASU No. 2014-09 using the “modified retrospective” approach and, other than the additional presentation and disclosure requirements, does not expect such adoption will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.
3. Chapter 11 Bankruptcy Filing
Commencement of Voluntary “Pre-Arranged” Bankruptcy
On March 10, 2015 (the “Petition Date”), the Company announced an agreement (the “Restructuring Support Agreement”) (discussed below) with (1) certain holders (the “Initial Consenting Noteholders”) collectively owning or controlling in excess of 67% of the aggregate outstanding principal amount of the CDN$400.0 million 8.75% senior unsecured notes due 2019 (the “Notes”), issued by the Company pursuant to that certain indenture dated as of May 25, 2012 (as amended, supplemented or otherwise modified from time to time, the “Indenture”), by and between the Company and Computershare Trust Company of Canada, as trustee, and (2) the Company’s secured bank lenders as defined in the Restructuring Support Agreement (the “Secured Lenders” and together with the Initial Consenting Noteholders and any additional holders of Notes that become party thereto, the “Restructuring Support Parties”) to effectuate a Restructuring Transaction (as defined below) that would de-lever the Company’s balance sheet and enable the Company and certain of its domestic direct and indirect subsidiaries (together with the Company, the “Debtors”) to implement a financial restructuring. In order to implement the Restructuring Transaction, on the Petition Date, the Debtors filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under Case No. 15-10503. The Debtors continue to operate their businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Pursuant to the proposed Restructuring Transaction, which requires Bankruptcy Court approval, the Debtors’ trade creditors and vendors are expected to be paid in full and the Debtors will continue to operate and produce gold at their Hycroft Mine as a “debtor in possession” during the bankruptcy process. During the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of business will require the prior approval of the Bankruptcy Court.
To facilitate the administration of the cases and minimize disruption to the Debtors’ operations, on the Petition Date and thereafter, the Debtors filed certain “first day” and “second day” motions and applications with the Bankruptcy Court seeking certain relief. Specifically, the Debtors, among other things, sought authority to: (i) obtain secured postpetition financing (as discussed below); (ii) pay certain employee, insurance and tax obligations; (iii) pay claims of certain critical vendors, shippers, warehousemen, miscellaneous lien claimants and claimants who may assert claims arising under Bankruptcy Code section 503(b)(9); (iv) provide adequate assurance of payment to certain utility providers; and (v) maintain their cash management system. In addition, the Debtors sought (a) to establish procedures for the sale of certain de minimis assets; (b) approval to retain various professionals of the Debtors; (c) to establish procedures for the retention of ordinary course professionals and compensation of various other professionals; and (d) authority to enter into a stalking horse purchase agreement for the sale of the Debtors’ 74 exploration properties and related assets and approval of bidding procedures in connection therewith (as discussed below). The Bankruptcy Court has entered various orders granting the relief requested in the various motions and applications, as applicable, in connection each of the foregoing.
Consequences of the Bankruptcy Filing

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The commencement of the chapter 11 filing constituted an event of default with respect to each and all of the Company’s debt agreements described in Note 11 - Debt; however, the Company believes that the ability of the lenders to seek remedies to enforce their respective rights against the Company are stayed and creditor’s rights of enforcement against the Company are subject to the applicable provisions of the Bankruptcy Code. Additionally, certain Creditor Parties (as defined below) have agreed to support the Restructuring Transaction.
The United States Trustee for the District of Delaware (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “Unsecured Creditors Committee”) and a committee of equity security holders (the “Equity Committee”). The Unsecured Creditors Committee and the Equity Committee, and their respective legal representatives, have a right to be heard on certain matters that come before the Bankruptcy Court affecting the Debtors. There can be no assurance that the Unsecured Creditors Committee and/or the Equity Committee will support the Debtors’ position on matters to be presented to the Bankruptcy Court in the future or with respect to the Reorganization Plan (as defined below).
Notice of Suspended Trading and Delisting from Stock Exchanges
On March 10, 2015, the Company received notice from the NYSE MKT LLC (the “NYSE MKT”) that the NYSE MKT had suspended the Company’s common stock from trading immediately and determined to commence proceedings to delist the Company’s common stock pursuant to Section 1003(c)(iii) of the NYSE MKT LLC Company Guide, which is expected to occur on May 12, 2015 pursuant to the NYSE MKT’s May 1, 2015 filing with the SEC. The NYSE MKT’s determination was based on the filings in the Chapter 11 Cases, which contemplate that the Company’s common stock will be extinguished pursuant to a pre-arranged plan of reorganization (as amended or modified from time to time, the “Reorganization Plan”). The last day that the Company’s common stock traded on the NYSE MKT was March 9, 2015.
On March 10, 2015, the Toronto Stock Exchange (“TSX”) suspended the Company’s common stock from trading immediately while the TSX reviewed the Company’s continued eligibility for listing under the TSX’s Expedited Review Process. The suspension and possible delisting were based on the filing of the Chapter 11 Cases, the Company’s financial condition and/or operating results, and whether the Company had adequate working capital and appropriate capital structure. The Company did not take any further action to appeal the TSX’s decision. On March 17, 2015, the TSX determined to delist the Company’s common stock at the close of business on April 16, 2015. The last day that the Company’s common stock traded on the TSX was March 9, 2015.
On March 10, 2015, the Company’s common stock began being traded in the over-the-counter market under the symbol “ANVGQ”.
Fresh Start Accounting
As required by accounting Standards Codification (“ASC”) 852 “Reorganizations,” if the Company meets the applicable criteria, the Company may be required to adopt fresh start accounting upon emergence from chapter 11 under the Bankruptcy Code.
Restructuring Support Agreement
The Restructuring Support Agreement and term sheet (the “Term Sheet”) attached thereto and incorporated therein, set forth, subject to certain conditions, the commitment to and obligations of, on the one hand, the Company, and on the other hand, the Restructuring Support Parties in connection with a restructuring of the Company’s debt and equity (including the Company’s common stock) (the “Restructuring Transaction”) pursuant to the Reorganization Plan.
The Restructuring Support Agreement and the Term Sheet contemplate that the Company will reorganize as a going concern. Specifically, the material terms of the Reorganization Plan are expected to effect, among other things, and subject to certain conditions and as more particularly set forth in the Restructuring Support Agreement and the Term Sheet, upon the effective date of the Reorganization Plan, a substantial reduction in the Company’s funded debt obligations by, among other things:

•	the issuance of a new first lien term loan credit facility in exchange for outstanding indebtedness and exposure under:
(1) the Third Amended and Restated Credit Agreement (the “Revolver”), which had approximately $75.0 million of borrowings and issued letters of credit as of the Petition Date (see Note 11 - Debt for additional information), and
(2) the close-out amount of the Company’s cross currency swap liability and diesel swaps liability owed to the Bank of Nova Scotia, which approximated $86.3 million as of March 11, 2015 (see Note 19 - Derivative Instruments for additional information).

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

•	the issuance of a new second lien convertible term loan credit facility to holders of claims under the DIP Facility (as defined and described in Note 11 - Debt);

•	the issuance of new common stock to holders of claims under the DIP Facility and claims under the Notes; and

•	the issuance of warrants to holders of the Company’s common stock.
If the Reorganization Plan is consummated as contemplated by the Restructuring Support Agreement and the Term Sheet, the Company’s common stock and warrants to purchase shares of the common stock will be extinguished. Holders of the Company’s common stock will receive on a pro rata basis warrants (certain terms of which are set forth in the Term Sheet) for the right to purchase shares of common stock in the reorganized Company only if the class of holders of the common stock votes in favor of the Reorganization Plan. If holders of the common stock vote against the Reorganization Plan, then holders of common stock would receive no recovery on account of their common stock, and such common stock will be deemed settled, cancelled, released, compromised and extinguished as of the effective date of the Reorganization Plan. The holders of the Company’s outstanding warrants to purchase shares of the common stock will receive no recovery on account of these holdings.
The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet certain milestones related to confirmation and consummation of the Reorganization Plan, among other items, and certain breaches by the parties under the Restructuring Support Agreement. There have been certain defaults with respect to the milestones and related matters in the Restructuring Support Agreement, and there can be no certainty as to whether the requisite parties will agree to any waiver with respect to such defaults or an amendment to the Restructuring Support Agreement.
On April 24, 2015, the Company filed with the Bankruptcy Court its Disclosure Statement for the Debtors’ Joint Chapter 11 Plan of Reorganization (the “Disclosure Statement”) whereby it outlines the proposed settlement with each class of claim against and equity interest in the debtor. The proposed settlement is consistent with the Reorganization Plan. On June 1, 2015, the Bankruptcy Court will hear a motion to approve the adequacy of information in the Disclosure Statement, establish deadlines and procedures for voting on the Reorganization Plan, approve solicitation and balloting procedures, establish procedures for tabulation of the votes on the Reorganization Plan, establish deadlines and procedures for filing objections to the proposed assumption of executory contracts and unexpired leases and proposed cure amounts associated therewith and schedule a confirmation hearing.
Termination of Diesel and Cross Currency Swaps
The filing of the Chapter 11 Cases constituted an event of default under each of the diesel and cross currency swap agreements. On March 10, 2015, the Company received a notice of early termination from each of the counterparties to these swaps, which notices have the effect of terminating each such swap and causing the close-out amount under each such swap to become due and payable immediately. As discussed in the above Restructuring Support Agreement section, the close-out amount of the Company’s cross currency swap liability and diesel swaps liability owed to the Bank of Nova Scotia approximated $86.3 million as of March 11, 2015. The close-out amount of the Company’s cross currency swap owed to National Bank of Canada approximated $12.6 million which was offset by their rights against letters of credit and cash collateral, and accordingly, as of March 10, 2015 the Company owed National Bank of Canada approximately $0.4 million after realization of the collateral. The close-out amount of the Company’s cross currency swap owed to Société Générale approximated $10.4 million which was offset by their rights against letters of credit and cash collateral and, accordingly, as of March 11, 2015, the Company owed Société Générale approximately $0.5 million after realization of the collateral.
363 Asset Sales
The Company agreed on terms with Clover Nevada LLC (“Clover Nevada”) to enter into an agreement (the “Stalking Horse Purchase Agreement”) related to the proposed sale of certain of the Company’s exploration properties and related assets for $17.5 million and an amount, not to exceed $65,000, that the sellers have posted in respect of any security interest that is transferred to Clover Nevada. On April 24, 2015, the Bankruptcy Court entered the order authorizing the entry into the Stalking Horse Purchase Agreement, approved the bidding and auction procedures in connection with the sale of the assets and established the sale hearing date, which is scheduled for June 18, 2015. Upon the entry by the Bankruptcy Court of such order, the parties contemporaneously entered into the Stalking Horse Purchase Agreement. The Company, with the assistance of its financial advisors, will solicit additional qualified bids for these assets consistent with the bidding and auction procedures approved by the Bankruptcy Court. A qualified bid is one that is in excess of the $17.5 million, plus the amount not to exceed $65,000, offered by Clover Nevada, plus amounts equal to a break-up fee, expense reimbursement and a minimum of an incremental $250,000. The break-up fee is $350,000 and the expense reimbursement is $100,000.
Short-Term Incentive Program
On May 11, 2015, the Debtors filed with the Bankruptcy Court a motion (the “KEIP Motion”) seeking authority to implement a short-term incentive program (the “KEIP”) for 95 non-insider employees that have a significant impact on the

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Debtors’ short-term operational performance. The maximum aggregate payout under the KEIP for the second and third quarters of 2015 is $1.396 million. The KEIP Motion and supporting declarations to such motion include important information about the Company and the Company’s work force (including factors relating to its work force that caused the debtors to seek implementation of the KEIP), and is available at: https://cases.primeclerk.com/alliednevadagold/Home-DownloadPDF?id1=MTIzMTcw&id2=0.
Financial Reporting During Reorganization
Subsequent to the Petition Date, the Company’s financial statements continue to be prepared in accordance with GAAP, which requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from those that are associated with the ongoing operations of the business.
Reorganization Items, Net
Expenses, gains, and losses directly associated with reorganization efforts and the Chapter 11 Cases are reported as Reorganization items, net. The following table provides a listing of reorganization items (in thousands):

Three months ended
March 31, 2015
Cross currency swap valuation adjustment - Note 19	$82,175
Notes carrying value adjustment	8,041
Legal and professional fees	7,517
Diesel swaps valuation adjustment - Note 19	(415)
Warrant liability valuation adjustment - Note 17	(4,644)
$92,674
The $82.2 million cross currency swap valuation adjustment and the $(0.4) million diesel swaps valuation adjustment represent the increase (decrease) in the mark-to-market close-out amounts owed to the swap counterparties as a result of the Chapter 11 Cases over the respective fair value of these financial instruments prior to the filing of the Chapter 11 Cases. The $8.0 million Notes carrying value adjustment represents the write-down of unamortized debt issuance costs which adjusted the net carrying value of the Notes to the currently estimated allowed claim amount. The $(4.6) million warrant liability adjustment represents a decrease in fair value to these financial instruments as it is not expected that the warrants will be exercisable as a result of the Chapter 11 Cases.
Liabilities Subject To Compromise
Liabilities subject to compromise, which were incurred prior to the filing of the Chapter 11 Cases and represent unsecured (or under-secured) liabilities, are distinguished from fully secured liabilities not expected to be compromised and from post-petition liabilities incurred after the filing of the Chapter 11 Cases. Where there is uncertainty about whether a secured claim will be paid under the Chapter 11 Cases or if a secured claim may be under-secured, the Company has classified the entire amount of the claim as a liability subject to compromise. Liabilities subject to compromise are reported at claim amounts expected to be allowed by the Bankruptcy Court, even though they may settle in the future for lesser amounts. These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claims; the identification of new claims; or other events. Liabilities subject to compromise are reduced for payments made under the approval of the Bankruptcy Court.
The determination of how liabilities will ultimately be treated or settled cannot be made until the Bankruptcy Court confirms the Reorganization Plan and, accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time. The following table provides a listing of the estimated pre-petition liabilities included in liabilities subject to compromise (in thousands):

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2015
Notes(1) - Note 11	$316,640
Accounts payable	25,650
Term and Security Deposit loan - Note 11	17,974
Interest payable - Note 11	9,136
Cross currency swap derivative instrument - Note 19	891
Accrued compensation and benefits	1,070
$371,361
(1) Amount represents the CDN $400.0 million face amount of the issuance translated to U.S. dollars using the exchange rate on the Petition Date.
Interest Expense
As discussed in Note 11 - Debt, effective as of the Petition Date, the Company ceased recording interest expense on certain outstanding pre-petition debt classified within Liabilities subject to compromise as interest owed after the Petition Date on such obligations is not expected to be paid during the Chapter 11 Cases and is not expected to be an allowed claim.
Condensed Combined Financial Statements
The Company’s non-Debtor entities, which are not included in the Chapter 11 Cases, include Allied Nevada Delaware Holdings Inc. and Allied Nevada (Cayman) Corp., both of which have no operations, assets, liabilities, or cash flows. Accordingly, the Condensed Consolidated Financial Statements presented herein represent the financial position, results of operations, and cash flows of the Debtor entities.
4. Inventories
The following table provides the components of inventories and the estimated recoverable gold ounces therein (in thousands, except ounces):

	March 31, 2015		December 31, 2014
	Amount	Gold ounces	Amount	Gold ounces
Materials and supplies	$12,558		$15,303
Merrill-Crowe in-process	1,870	1,497	3,723	3,228
Carbon column in-process	1,275	1,037	312	269
Doré finished goods	1,165	939	1,619	1,402
	$16,868	3,473	$20,957	4,899
As of March 31, 2015 and December 31, 2014, production-related Inventories included $1.0 million and $1.3 million, respectively, of capitalized non-cash depreciation and amortization costs.
5. Ore On Leach Pads
The following table summarizes ore on leach pads and the estimated recoverable gold ounces therein (in thousands, except ounces):

	March 31, 2015		December 31, 2014
	Amount	Gold ounces	Amount	Gold ounces
Ore on leach pads, current	$206,068	177,064	$214,444	183,615

Ore on leach pads, non-current	$88,315	75,885	$91,904	78,692
As of March 31, 2015 and December 31, 2014, Ore on leach pads, current and non-current included $69.9 million and $73.7 million, respectively, of capitalized non-cash depreciation and amortization costs.
The period-end market value of the Company’s production-related inventories is determined in part by using period-end London Bullion Market Association (“LBMA”) prices per gold and silver ounce and is highly sensitive to these inputs. Due to lower period-end metal price levels and increases in per gold ounce production costs, the Company’s application of its lower of cost or market accounting policy resulted in write-downs of Ore on leach pads. Write-downs resulted solely from the Company’s application of its lower of cost or market accounting policy and were unrelated to any metallurgical balancing analytics or changes to recovery rates. The following table provides information about the Company’s write-downs (in thousands, except per ounce amounts):

	Three months ended March 31,
Type of previously incurred cost	2015	2014
Cash production costs	$28,225	$—
Allocated depreciation and amortization	8,795	—
Write-down of production related inventories	$37,020	$—

Period-end LBMA metal prices used in write-down calculation
Price per gold ounce	$1,187.00	$1,291.75
Price per silver ounce	$16.60	$19.97

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Further declines from March 31, 2015 metal price levels and/or future production costs per gold ounce greater than the March 31, 2015 carrying value per gold ounce included in Ore on leach pads could result in, or contribute to, additional future write-downs of production-related inventories.
6. Prepaids and Other Assets
The following table provides the components of prepaids and other assets (in thousands):

	March 31, 2015	December 31, 2014
Prepaids and other
Prepaids	$6,065	$5,839
Deposits	1,073	1,224
Federal income taxes receivable	—	605
Other	89	90
	$7,227	$7,758
Other assets, non-current
Debt issuance costs, net	$1,726	$10,352
Reclamation policy premium, net	326	356
	$2,052	$10,708
As discussed in Note 3 - Chapter 11 Bankruptcy Filing, during the three months ended March 31, 2015, unamortized debt issuance costs of approximately $8.0 million were reclassified to the net carrying value of the Company’s Notes and subsequently charged to Reorganization items, net.
7. Assets Held For Sale
The following table provides the components of assets held for sale (in thousands):

Description	March 31, 2015		December 31, 2014
Mine equipment	$42,083	(1)	$42,083	(1)
Mineral properties	17,500		—
Single family homes	2,275		2,275
	$61,858		$44,358
(1) Unpaid debt on mine equipment held for sale totaled $27.4 million and $28.2 million as of March 31, 2015 and December 31, 2014, respectively. See Note 11 - Debt for additional detail.
Assets held for sale include single family homes, new and used blasthole drills, used haul trucks, shovels, graders, and processing equipment, the new components required for one electric wire rope shovel, and the Company’s portfolio of exploration mineral properties which are located throughout the state of Nevada. During the three months ended March 31, 2015, the Company recorded a $16.9 million loss included in Loss on assets classified as held for and asset dispositions, net from classifying $34.4 million of mineral properties as held for sale.
As discussed in Note 3 - Chapter 11 Bankruptcy Filing, the Bankruptcy Court entered the order authorizing the entry into the Stalking Horse Purchase Agreement (in the amount of $17.5 million), approved the bidding and auction procedures in connection with the sale of the mineral properties and established the sale hearing date, which is scheduled for June 18, 2015.

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Restricted Cash
The following table provides the components of restricted cash (in thousands):

Obligation collateralized	March 31, 2015	December 31, 2014
Asset retirement obligation surety bonds	$38,154	$38,147
Revolving credit agreement - Note 11	—	10,000
	$38,154	$48,147
As a result of the Chapter 11 Cases discussed in Note 3 - Chapter 11 Bankruptcy Filing, during the three months ended March 31, 2015, the lenders to the Company’s Revolver redeemed the $10.0 million in restricted deposits which reduced the outstanding borrowings under the Revolver by the same amount. See Note 11 - Debt for additional detail on the Revolver.
9. Plant, Equipment, and Mine Development, Net
The following table provides the components of plant, equipment, and mine development, net (in thousands):

	Depreciable life or method	March 31, 2015	December 31, 2014
Mine equipment	5 - 7 years	$280,758	$280,833
Mine development	Units-of-production	97,450	96,964
Leach pads	Units-of-production	81,446	81,446
Process equipment	Units-of-production	79,837	79,551
Buildings and leasehold improvements	10 years	26,091	26,175
Furniture, fixtures, and office equipment	2 - 3 years	4,417	4,417
Vehicles	3 - 5 years	2,943	2,943
Construction in progress and other		80,154	79,938
		653,096	652,267
Less: accumulated depreciation and amortization		(224,718)	(208,978)
		$428,378	$443,289
Construction in progress at March 31, 2015 consisted primarily of items related to the mill expansion.
10. Other Liabilities
The following table summarizes the components of other liabilities, current and non-current (in thousands):

	March 31, 2015	December 31, 2014
Other liabilities, current
Derivative instruments - Note 19	$86,307	$8,628
Accrued compensation	1,663	3,253
Other	112	128
	$88,082	$12,009
Other liabilities, non-current
Accounts payable	$5,188	$5,188
Deferred royalty income	1,117	1,109
Derivative instruments - Note 19	—	45,017
Other	56	56
	$6,361	$51,370
11. Debt
Secured Multiple Draw Debtor in Possession Credit Agreement
In connection with the Chapter 11 Cases, on March 12, 2015, the Company entered into a Secured Multiple Draw Debtor in Possession Credit Agreement (the “DIP Credit Agreement”), among the Company, as borrower, the direct and indirect

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

subsidiaries of the Company party thereto from time to time, as guarantors, Wilmington Savings Funds Society, FSB, as administrative agent, and collateral agent and the lenders from time to time party thereto. On April 17, 2015, the Bankruptcy Court entered an order (the “Final DIP Order”) authorizing the Debtors to borrow in an aggregate principal amount of up to $78.0 million (the “DIP Facility”) under the DIP Credit Agreement. As of March 31, 2015, $35.1 million was outstanding, which was funded pursuant to the Bankruptcy Court’s order on March 12, 2015 granting interim approval of the DIP Facility. The Company will pay interest on the principal outstanding balance under the DIP Facility will pay interest on a monthly basis at a rate of 12.0% per annum, 6.0% to be paid in cash and 6.0% to be paid in kind. Upon occurrence of certain triggering events set forth in the Term Sheet, all interest under the DIP Facility will be paid in cash. Such triggering events occur if: (1) the loans under the DIP Facility are repaid in their entirety in cash or (2) the loans under the DIP Facility are repaid, or are required to be repaid, prior to the scheduled maturity date under the DIP Facility (including by voluntary prepayment, mandatory prepayment, upon acceleration or otherwise).
The obligations under the DIP Credit Agreement are guaranteed by the Company’s subsidiaries and secured by a continuing security interest in all of Company’s property and assets (subject only to a carve-out, the liens existing on the Petition Date and adequate protection liens) in accordance with section 364(c)(2) of the Bankruptcy Code, including (i) a perfected first-priority security interest in the collateral that is not otherwise encumbered as of the Petition Date (subordinate only to adequate protection liens granted in respect of the secured bank debt), (ii) a perfected junior security interest in all collateral that are subject to valid and perfected liens in existence as of the Petition Date or to valid liens in existence as of the Petition Date and perfected subsequent to the Petition Date as permitted by subsection 546(b) of the Bankruptcy Code and (iii) a perfected first-priority senior, priming, security interest in the collateral junior only to a carve-out, the permitted liens, the liens securing the secured bank debt and the adequate protection liens granted in respect of the secured bank debt. Except to the extent set forth in the DIP Credit Agreement and any Bankruptcy Court orders entered or to be entered in connection therewith, the liens securing the Company’s secured bank debt shall be senior in priority to the liens securing the Company’s obligations under the DIP Credit Agreement.
The Company anticipates using the proceeds of the DIP Facility primarily for (1) purposes permitted by orders of the Bankruptcy Court, including ongoing debtor in possession working capital purposes, (2) the payment of fees, costs and expenses and (3) other general corporate purposes, in each case, only to the extent permitted under applicable law, under or as permitted by the DIP Credit Agreement, the orders of the Bankruptcy Court, and in accordance with the approved budget.
The DIP Credit Agreement contains certain customary and industry/Company-specific representations, covenants, indemnifications and events of default, all of which the Company was in compliance with as of March 31, 2015. Events of default include, but are not limited to, payment defaults, covenant defaults and certain bankruptcy-related defaults. The financial and non-financial covenants include, but are not limited to, the covenant testing the Reserve Tail (as defined in the DIP Credit Agreement), the prohibited variance covenant testing the “Total Operating Disbursements”, “Total Ounces of Gold Sold”, “Total Ounces of Gold Equivalent Sold” and “Total Monthly Ounces of Gold Produced” line items on the approved budget, and the covenant on the Hycroft Demonstration Plant (as defined in the DIP Credit Agreement). The Reserve Tail covenant requires the Company to maintain a minimum Reserve Tail of at least 600,000 ounces of gold equivalent on the end of each quarter falling after the closing of the DIP Credit Agreement. The Total Operating Disbursements covenant requires the Company to make disbursements in accordance with a budget approved by the lenders under the DIP Facility (generally subject to a 10% permitted variance over budget). The Total Ounces of Gold Sold, Total Ounces of Gold Equivalent Sold and Total Monthly Ounces of Gold Produced covenants require the Company to sell or produce minimum amounts of gold or equivalent ounces (generally subject to a 10% permitted variance under budget). The Hycroft Demonstration Plant covenant requires the Company to construct and operate a temporary demonstration plant related to the sulfide mill expansion project at the Company’s Hycroft Mine.
Although the Company was in compliance with the covenants contained in the DIP Credit Agreement on the date that these financial statements were issued, the Company anticipates near-term difficulties maintaining compliance with certain of such covenants (some of which are tested on a weekly basis), specifically as it relates to the Company’s ability to comply with the minimum permitted variance of the “Total Ounces of Gold Sold” and the “Total Ounces of Gold Equivalent Sold”, line items on the approved budget in the DIP Credit Agreement. In addition, on May 11, 2015, the Company is required to report its Total Monthly Ounces of Gold Produced for the month of April 2015 and anticipates difficulty complying with the minimum permitted variance thereof. As the Company does not expect to be able to comply with the minimum permitted variance required with respect to the approved budget to be in effect, the Company obtained a waiver from the majority DIP lenders, providing that it shall not constitute a default or event of default if the Company fails to comply with the covenants relating to (1) the “Total Ounces of Gold Sold” and “Total Ounces of Gold Equivalent Sold”, in each case, with respect to the four-week periods ended May 10, 2015 and May 17, 2015 and (2) the “Total Monthly Ounces of Gold Produced” with respect to the monthly period ended April 30, 2015. Furthermore, the Company was required to provide the DIP Credit Agreement lenders with an update to the approved budget on May 7, 2015. Pursuant to the waiver obtained from the lenders on May 7, 2015, the requirement for the delivery of the updated budget has been extended to the earlier of (a) May 21, 2015 and (b) the date of delivery of an update to the approved budget, which update to the approved budget shall be reasonably satisfactory to the

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

majority DIP lenders. If the Company is unable to comply with, or obtain a waiver from the majority DIP lenders of, any of the other covenants contained in the DIP Credit Agreement, there could be a default under the terms of such agreement, which could result in an acceleration of repayment and prevent the Company from borrowing additional funds under the DIP Credit Agreement. The Company is dependent on a financial restructuring to have any possibility to continue as a going concern. If the Company is unable to maintain compliance with the covenants (or obtain waivers for non-compliance) contained in the DIP Credit Agreement the Company’s ability to successfully recapitalize its balance sheet and emerge from bankruptcy significantly decreases and may not be possible.
The Initial Consenting Noteholders, and/or certain affiliates, and/or related funds or vehicles of the Initial Consenting Noteholders have agreed to provide a backstop to the commitments in respect of the DIP Facility to the extent there is a shortfall (in such capacity, collectively, the “Backstop DIP Lenders”) in exchange for the put option payments described below and in the Term Sheet. Each of the Backstop DIP Lenders shall receive its pro rata portion of a non-refundable backstop put option payment of $2.34 million (3.0% of the $78.0 million commitment under the DIP Facility) payable in the form of the new second lien convertible term loan credit facility described above or, subject to the conditions set forth in the Term Sheet, in cash.
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
The maturity date of the DIP Credit Agreement is March 12, 2016, one year from the March 12, 2016, execution of the DIP Credit Agreement. The DIP Credit Agreement and DIP Facility shall terminate upon the earlier to occur of (a) the date of acceleration of the term loans under the DIP Credit Agreement and the termination of the commitment available under the DIP Facility upon an event of default, (b) the date of consummation of any sale of all or substantially all of the assets of the Company pursuant to Bankruptcy Code section 363, (c) the effective date of the Reorganization Plan and (d) March 12, 2016.
As outlined in the Disclosure Statement, the DIP Facility will convert into exit financing on the effective date of the Reorganization Plan through an exchange of the amount of claims under the DIP Facility in excess of $25.0 million plus the amount by which the $25.0 million exceeds the deemed value of 25% of the new common stock issued and outstanding on the effective date of the Reorganization Plan as per the terms of the Reorganization Plan (the “Excess DIP Facility Claim Amount”) to post-emergence indebtedness. Specifically, on the effective date of the Reorganization Plan, the Company will enter into the new second lien convertible term loan credit facility pursuant to which the new second lien convertible term loans will be incurred in an original aggregate principal amount equal to the Excess DIP Facility Claim Amount. The remaining $25.0 million in DIP Facility Claims will be converted into 25% of new common stock to be issued on the effective date of the Reorganization Plan.
Debt Covenants
In addition to those which are contained in the DIP Credit Agreement (discussed above), the Company’s remaining debt agreements contain representations and warranties, events of default, and covenants that are customary for agreements of such types. Excluding the DIP Credit Agreement, the Company’s remaining debt agreements contain cross-default and cross-acceleration clauses, which means that an event of default or covenant violation under any of the Company’s debt agreements may result in the acceleration of substantially all of its outstanding debt. The commencement of the Chapter 11 Cases discussed in Note 3 - Chapter 11 Bankruptcy Filing constituted an event of default under the Company’s debt agreements (excluding the DIP Credit Agreement) and, accordingly, as of March 31, 2015 and December 31, 2014, the Company had classified its debt balances within Debt, current and Liabilities subject to compromise.

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Debt Balances
The following table summarizes the components of debt (in thousands):

Description	Stated Maturity	March 31, 2015		December 31, 2014
Debt, current:
Capital lease and term loan obligations	2015 to December 2020	$136,504	(1)	$146,489	(1)
Revolving Credit Agreement	April 2016	64,950		31,000
DIP Credit Agreement	Variable - See terms above	35,111		—
8.75% Senior Notes (3)	June 2019	—		344,800
Term and Security Deposit loan	2015 to March 2022	—		17,974	(2)
		$236,565		$540,263
Liabilities subject to compromise:
8.75% Senior Notes (3)	June 2019	$316,640		$—
Term and Security Deposit loan	2015 to March 2022	17,974	(2)	—
		$334,614		$—
(1) Includes borrowings of $9.4 million and $10.2 million as of March 31, 2015 and December 31, 2014, respectively, for mine equipment included in Assets held for sale.
(2) Entire borrowing is attributable to the third rope shovel which is included in Assets held for sale.
(3) Prior to the event of default, effective interest rate of 8.375% after cross currency swap. See Note 19 - Derivative Instruments for additional detail.
Debt, Current
Revolving Credit Agreement
In May 2014, the Company entered into the Revolver which amended and restated the December 2013 Second Amended and Restated Credit Agreement (the “Previous Revolver”). The Revolver was collateralized by substantially all of the Company’s assets and, as such, this balance is excluded from Liabilities subject to compromise. Prior amounts available to the Company under the Revolver were determined by a Borrowing Base (as defined in the Revolver) that made up to $75.0 million available to the Company depending upon 80% of the net realizable value of the gold and silver in the Company’s ore on leach pads, in-process, and finished goods inventories less estimated remaining processing and selling costs. As of March 31, 2015, the Revolver balance was $65.0 million, which resulted from the full $75.0 million of capacity being drawn or committed through letters of credit as of the Petition Date and subsequently reduced by the $10.0 million in restricted cash collateral held (and realized) by the lenders to the Revolver (as discussed in Note 8 - Restricted Cash).
Borrowings under the Revolver bear interest per annum at either LIBOR plus 4.5% or at an Alternate Base Rate, as defined in the Revolver, plus 3.5%. Financial letters of credit and non-financial letters of credit bear interest per annum at 4.50% and 2.70%, respectively.
In December 2013, when the Company entered into the Previous Revolver, which amended and restated the October 2012 Amended and Restated Credit Agreement (the “2012 Revolver”), two lenders under the 2012 Revolver exited the credit facility. These two lenders were holders of a portion of the Notes cross currency swap which, in December 2013, ceased being collateralized by the security they held as lenders to the 2012 Revolver. As a result, the Company was required to fully collateralize any mark-to-market liability position for 22% of the cross currency swap, which was the portion held by these two lenders, with cash, letters of credit, or a combination of the two. As of Petition Date, the Company had remitted $3.6 million of cash and issued $18.5 million of financial letters of credit to collateralize the mark-to-market liability position of 22% of the cross currency swap which was realized by counterparties as discussed in Note 3 - Chapter 11 Bankruptcy Filing and Note 19 - Derivative Instruments.

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

 Capital Lease and Term Loan Obligations
The Company’s capital lease and term loan obligations are for the purchase of mining equipment, bear interest at rates between 4% - 7% per annum, and primarily carry 60 - 84-month terms. Capital lease and term loan obligations are secured by the underlying financed equipment and are not expected to be compromised and, as such, are excluded from Liabilities subject to compromise. The following is a summary of the stated scheduled future minimum payments under the Company’s capital lease and term loan obligations as of March 31, 2015 (in thousands):

Fiscal Year	Minimum Lease Payments
2015	$44,985	(1)
2016	43,857
2017	32,991
2018	11,898
2019	8,578
Thereafter	6,673
Less: interest	(12,478)
Net minimum capital lease payments	136,504
(1) Includes principal of $9.4 million for mine equipment included in Assets held for sale.
Debt Subject to Compromise
Senior Notes
In May 2012, the Company issued CDN $400.0 million of uncollateralized Notes which pay interest semi-annually at the rate of 8.75% per annum. Concurrent with the issuance of the Notes, the Company entered into a cross currency swap agreement based upon a notional amount of $400.4 million (the gross proceeds to the Company from the issuance) which fixed the interest rate at 8.375% prior to the event of default and early termination of the cross currency swap described in Note 19 - Derivative Instruments. The Notes balance was $316.6 million based upon the U.S. dollar to Canadian dollar exchange rate on the Petition Date, decreasing from the December 31, 2014 balance of $344.8 million which resulted in a $28.2 million gain (included in Other, net) during the three months ended March 31, 2015. The Notes, which are unsecured, are guaranteed by most of the Company’s currently wholly-owned subsidiaries, including Hycroft Resources & Development Inc., which owns the Hycroft Mine and conducts mining operations, and are included within Liabilities subject to compromise.
Term and Security Deposit Loan Agreement
In March 2013, the Company entered into a Term and Security Deposit Loan Agreement (the “Loan Agreement”) related to the purchase of three electric rope shovels. Under the Loan Agreement, the Company was made available up to $60.0 million ($20.0 million for each shovel) for scheduled advance security deposit payments pursuant to purchase agreements for the electric rope shovels and up to $90.0 million ($30.0 million for each shovel) in term loan financing to fund the purchase of the electric rope shovels once commissioned at the Hycroft Mine. Under the Loan Agreement, as electric rope shovels were commissioned, amounts previously advanced to the Company for security deposits, together with the remaining purchase price of each electric rope shovel, were converted to term loan obligations. During 2013, the Company commissioned two (of the three) electric rope shovels and, as such, amounts borrowed for these two shovels are included in capital lease and term loan obligations. Advances for security deposits under the Loan Agreement bear an interest rate determined by an applicable rate plus the three month LIBOR, which approximated 4.7% at March 31, 2015. The two executed term loan obligations for the commissioned shovels carry seven year terms and bear interest at a fixed rate of approximately 5.7%.
The $18.0 million of outstanding principal for the Loan Agreement relates to advances for the purchase of the third electric rope shovel (which is included in Assets held for sale). Although borrowings under the Loan Agreement are secured by the third electric rope shovel the Company (1) believes the value of the third electric rope shovel may be less than the outstanding principal and accrued interest of $1.6 million (which indicates this liability is under-secured) and (2) expects to compromise on this agreement during the bankruptcy process and, accordingly, this obligation is included within Liabilities subject to compromise.
Interest Expense and Interest Payable
Effective as of the Petition Date, the Company ceased recording interest expense on certain outstanding pre-petition debt classified within Liabilities subject to compromise as interest owed after the Petition Date on such obligations is not expected to be paid during the Chapter 11 Cases and is not expected to be an allowed claim. During the three months ended March 31, 2015, contractual interest expense which would have been accrued absent the Chapter 11 Cases, but has not been recorded in

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

these Condensed Consolidated Financial Statements, totaled approximately $2.1 million for the Notes and $0.1 million for the Loan Agreement (for the third electric rope shovel). The following table summarizes the components of recorded interest expense (in thousands):

	Three months ended March 31,
	2015	2014
8.75% Senior Notes(1)	$4,667	$8,268
Capital lease and term loan obligations	1,646	1,544
DIP Credit Agreement interest and issuance costs	1,052	—
Revolver interest and standby fees	697	204
Amortization of debt issuance costs	589	632
Term and Security Deposit loan	177	221
Other interest expense	45	160
Capitalized interest	—	(5,242)
	$8,873	$5,787
(1) Prior to the event of default, effective interest rate of 8.375% after cross currency swap. See Note 19 - Derivative Instruments for additional detail.
The following table summarizes the components of interest payable (in thousands):

Description	March 31, 2015
Interest payable:
Revolving Credit Agreement	$461

Liabilities subject to compromise:
8.75% Senior Notes	$7,515
Term and Security Deposit loan	1,621
$9,136
12. Revenue
The table below is a summary of the Company’s gold and silver revenue (in thousands, except ounces sold):

	Three months ended March 31,
	2015		2014
	Amount	Ounces sold	Amount	Ounces sold
Gold revenue	$50,826	41,843	$77,234	59,470
Silver revenue	4,419	265,881	8,291	406,234
	$55,245		$85,525
13. Other, Net
The table below is a summary of the Company’s other income and expense (in thousands):

	Three months ended March 31,
	2015	2014
Foreign currency transaction gain on Notes - Note 11	$28,160	$14,200
Reclassification of loss into earnings from Accumulated other comprehensive income for cross currency swap - Note 19	—	(14,200)
Change in fair value of cross currency swap through the Petition Date - Note 19	21,969	—
Loss on diesel swap settlements	(1,137)	—
Other	(77)	14
	$48,915	$14

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

14. Income Taxes
For the three months ended March 31, 2015, the Company recorded income tax benefit of nil which was the result of applying an estimated annual effective tax rate of approximately 0.0% to $108.5 million Loss before income taxes. The estimated annual effective tax rate varied from the United States statutory rate of 35% primarily as a result of an expected increase to the Company’s full valuation allowance related to current year results.
For the three months ended March 31, 2014, the Company recorded income tax expense of approximately $1.0 million which included $0.5 million of income tax expense from income taxed at the estimated annual effective rate of approximately 34.7% and $0.5 million of additional income tax expense for discrete items related to stock-based compensation that were recognized as incurred.
Historically, the Company has not been subject to state or foreign income taxes as all of the Company’s operations and properties are located within Nevada, which does not impose a state income tax. As necessary, the Company provides a reserve against the benefits of uncertain tax positions taken in its tax filings that are not more likely than not to be sustained upon examination. Based on the weight of available evidence, the Company does not believe it has taken any uncertain tax positions that require the establishment of a reserve. The Company has not recorded any interest or penalties related to income tax liabilities as of March 31, 2015.
15. (Loss) Income Per Share
The following table sets forth the computation of basic and diluted (loss) income per share (in thousands, except per share amounts):

	Three months ended March 31,
	2015	2014
Net (loss) income available to common stockholders:	$(108,474)	$332
Weighted average common shares:
Basic	126,709	104,563
Effect of shares granted under the:
Restricted Share Unit Plan	—	1,540
Deferred Phantom Unit Plan	—	248
Deferred Share Unit Plan	—	134
2007 Stock Option Plan	—	66
Diluted	126,709	106,551
(Loss) income per share:
Basic	$(0.86)	$—
Diluted	$(0.86)	$—
During the three months ended March 31, 2015, the Company’s basic average common shares and diluted average common shares were the same because the effects of potential shares of common stock was anti-dilutive due to the Company’s net loss. Had the Company generated net income, during the three months ended March 31, 2015, the effects from 10,875,000 warrants, 1,083,421 restricted share units, 380,560 deferred share units, and 248,136 deferred phantom units would have been included in the diluted average common shares calculation.
16. Stock-Based Compensation
As of March 31, 2015, the Company was permitted to grant awards under the Deferred Phantom Unit Plan, the Deferred Share Unit Plan, and the Performance and Incentive Pay Plan. The Company is no longer permitted to grant awards under the Restricted Share Unit Plan or the 2007 Stock Option Plan.
The following tables summarize the Company’s stock-based compensation cost and unrecognized stock-based compensation cost by plan (in thousands):

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three months ended March 31,
Stock-based compensation cost by plan	2015	2014
Restricted Share Unit	$1,504	$1,348
Performance and Incentive Pay	41	—
Deferred Share Unit	200	262
	$1,745	$1,610

	March 31,
Unrecognized stock-based compensation cost by plan	2015	2014
Restricted Share Unit	$4,759	$12,163
Performance and Incentive Pay	488	—
	$5,247	$12,163
The following table summarizes activity of the Company’s stock-based compensation plans:

	Three months ended March 31, 2015
	Restricted Share Unit	Performance and Incentive Pay	Deferred Share Unit	2007 Stock Option	Deferred Phantom Unit
Outstanding on January 1,	2,021,081	302,871	380,560	500,000	248,136
Canceled/forfeited	(236,776)	(64,654)	—	—	—
Outstanding, end of period	1,784,305	238,217	380,560	500,000	248,136
Vested and unissued/exercisable, end of period	852,157	86,944	380,560	500,000	248,136

17. Warrants
In December 2014, the Company completed a public offering which included the sale of 10,875,000 warrants to purchase shares of common stock. The warrants contain a “down-round” provision, which means that any new issuances of common stock (or securities convertible into common stock) at a price, exercise price, or conversion price below the then current exercise price of the warrants ($1.10 per share at March 31, 2015) will result in the exercise price of the warrants being reduced to match the price, exercise price or conversion price of such new issuance of common stock (or securities convertible into common stock). The down-round provision precludes the warrants from being considered indexed to the Company’s own stock; thus, the warrants do not qualify for a scope exception from derivative accounting. Accordingly, the Company’s outstanding warrants are accounted for as derivative instruments and recorded as assets or liabilities at fair value with periodic changes in fair value included in Other, net.
As a result of the Company’s filing of the Chapter 11 Cases (discussed in Note 3 - Chapter 11 Bankruptcy Filing), it is not expected that the warrants will be exercisable which resulted in their value being reduced to zero. The following table summarizes activity of the Company’s warrant liability and warrants (in thousands, except warrants):

	Three months ended March 31, 2015
	Amount	Warrants
Balance, beginning of year	$4,644	10,875,000
Change in fair value included in Reorganization items, net - Note 3	(4,644)	—
Balance, end of year	$—	10,875,000
Refer to Note 18 - Fair Value Measurements for additional information on the Company’s warrants.

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

18. Fair Value Measurements
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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Certain financial instruments, including cash and equivalents, accounts receivable, prepaids and other, accounts payable, and other liabilities, are carried at cost, which approximates fair value due to the short-term nature of these instruments. There were no changes to the Company’s valuation techniques and no transfers in or out of Levels 2 or 3 during the three months ended March 31, 2015.
The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands).

Assets	March 31, 2015	December 31, 2014	Input Hierarchy Level
Assets held for sale:
Mine equipment - Note 7	$42,083	$42,083	Level 2
Single family homes - Note 7	2,275	2,275	Level 2
Mineral properties - Note 7	17,500	—	Level 3
	$61,858	$44,358

Liabilities
Derivative instruments:
Cross currency swap - Note 19	$—	$43,389	Level 2
Diesel swaps - Note 19	—	4,644	Level 2
Warrant liability - Notes 17 and 19	—	5,612	Level 2
	$—	$53,645
Assets Held For Sale
The Company’s mine equipment and single family homes are valued using a market approach for each asset held for sale. Inputs include quoted market prices for identical or similar assets in markets that are not active and, as such, mine equipment and single family homes held for sale are classified within Level 2 of the fair value hierarchy. The Company’s mineral properties are valued based upon on the Stalking Horse Purchase Agreement discussed in Note 3 - Chapter 11 Bankruptcy Filing, which is a significant and unobservable input (and the sole input) in determining the estimated fair value of the mineral properties and is specific to the actual characteristics of the mineral properties held by the Company. Accordingly, mineral properties are classified within Level 3 of the fair value hierarchy. Since the Company’s mineral properties were initially classified as held for sale during the three months ended March 31, 2015, there are no changes to the mineral properties fair value from the initial estimate. Periodic changes in fair value (less costs to sell) to assets held for sale are included in Loss on assets classified as held for and asset dispositions, net.
Derivative Instruments
As discussed in Note 19 - Derivative Instruments, the Company’s cross currency swap and diesel swaps are no longer carried at fair value and are included in Other liabilities, current and Liabilities subject to compromise at the remaining close-out amounts due. As discussed in Note 17 - Warrants, as a result of the Company’s filing of the Chapter 11 Cases (discussed in Note 3 - Chapter 11 Bankruptcy Filing), it is not expected that the warrants will be exercisable which resulted in their value

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

being reduced to zero. Prior to the filing of the Chapter 11 Cases, as of December 31, 2014, the fair value of the Company’s warrant liability was determined using a Monte Carlo simulation-based valuation model, which incorporated the down-round provision.
19. Derivative Instruments
The Company had previously entered into diesel swaps to fix a portion of its diesel consumption and a cross currency swap concurrent with the issuance of the Notes. The notional value of the cross currency swap was $400.4 million and the interest rate was fixed at 8.375% prior to the event of default (compared to the underlying hedged transaction of CDN $400.0 million of debt at 8.75%).
Derivative Instruments Carrying Values and Fair Values
The following table is a summary of the carrying values (as of March 31, 2015) and fair values (as of December 31, 2014) of the Company’s derivative instruments and the location in which they are recorded (in thousands):

	March 31, 2015			December 31, 2014
	Other liabilities, current	Liabilities subject to compromise	Total	Other liabilities, current	Other liabilities, non-current	Total
Cross currency swap	$80,624	$891	$81,515	$3,016	$40,373	$43,389
Diesel swaps	5,683	—	5,683	5,612	—	5,612
Warrant liability - Note 17	—	—	—	—	4,644	4,644
	$86,307	$891	$87,198	$8,628	$45,017	$53,645
The filing of the Chapter 11 Cases discussed in Note 3 - Chapter 11 Bankruptcy Filing constituted an event of default under each of the diesel and cross currency swap agreements. The amounts shown as of March 31, 2015 represent the remaining close-out amounts due for these pre-petition financial instruments determined as of the Petition Date as such financial instruments will no longer be adjusted to fair value at the end of each reporting period. The $86.3 million included in Other liabilities, current is owed to a secured counterparty whereas the $0.9 million included in Liabilities subject to compromise is the remaining amount owed to unsecured counterparties following their redemption of$18.5 million of letters of credit and $3.6 million of cash held by them which collateralized a portion of the Company’s cross currency swap liability position (as further discussed in Note 11 - Debt).
The roll forward below provides additional detail for the Company’s cross currency swap and diesel swap liabilities, including the location in which changes in fair value and losses were recorded to (in thousands):

	Three months ended March 31, 2015
	Cross Currency Swap	Diesel Swap Agreements	Total
Balance, beginning of period	$43,389	$5,612	$49,001
Change in fair value through the Petition Date included in Other, net	(21,969)	—	(21,969)
Change in fair value resulting from the filing of the Chapter 11 Cases included in Reorganization items, net	82,175	(415)	81,760
Unpaid losses on diesel swap settlements included in Other, net	—	486	486
Collateral redeemed by unsecured counterparties	(22,080)	—	(22,080)
Balance, end of period	$81,515	$5,683	$87,198
During the three months ended March 31, 2015, the $22.0 million gain from the change in fair value of the cross currency swap resulted from an increase in the credit default swap input used to value this financial instrument (which more than offset the decrease in the CDN$:US$ exchange rate).
Derivative Instruments No Longer Designated as Cash Flow Hedges
Due to the Chapter 11 Cases discussed in Note 3 - Chapter 11 Bankruptcy Filing, as of December 31, 2014, the Company determined it was improbable that the hedged forecasted transactions underlying its existing diesel swaps and cross currency swap would occur and discontinued hedge accounting for its derivative instruments previously designated as cash flow hedges. Accordingly, as of December 31, 2014, no amounts remained deferred in Accumulated other comprehensive income (loss).

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth changes in Accumulated other comprehensive income (loss) and the impacts that the previously designated cash flow hedges had on the Company’s earnings during the three months ended March 31, 2014 (in thousands):

	Three months ended March 31, 2014
	Cross Currency Swap	Diesel Swap Agreements	Tax Effects	Total
Balance, beginning of period	$1,920	$653	$(899)	$1,674
Change in fair value of effective portion of unsettled cash flow hedge instruments	3,230	—	(1,131)	2,099
Settlements of cash flow hedges	(14,766)	—	5,168	(9,598)
Reclassifications into earnings when underlying hedged transactions impacted earnings:
Reclassified to Interest expense	566	—	(198)	368
Reclassified to Other, net	14,200	—	(4,970)	9,230
Reclassified to Production costs	—	(185)	65	(120)
Balance, end of period	$5,150	$468	$(1,965)	$3,653
20. Segment Information
The Company is engaged in the operation of the Hycroft Mine and the evaluation, exploration, and advancement of gold exploration and development projects in Nevada. Segments are defined as components of the Company for which separate financial information is available that is evaluated regularly by the executive decision-making group in assessing performance, establishing operating plans and budgets, and deciding how to allocate resources. Segment information as of and for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

Three months ended March 31,	Hycroft Mine	Exploration	Corporate and Other	Total
2015
Revenue - Note 12	$55,245	$—	$—	$55,245
Depreciation and amortization	10,868	—	241	11,109
Write-down of production inventories - Note 5	37,020	—	—	37,020
Loss from operations	(32,264)	(17,490)	(6,096)	(55,850)
Interest income	7	—	1	8
Interest expense - Note 11	(1,869)	—	(7,004)	(8,873)
Other, net - Note 13	(60)	—	48,975	48,915
Reorganization items, net - Note 3	—	—	(92,674)	(92,674)
Loss before income taxes	(34,186)	(17,490)	(56,798)	(108,474)
Total assets	850,564	18,004	36,770	905,338
Capital expenditures	$298	$—	$—	$298
2014
Revenue - Note 12	$85,525	$—	$—	$85,525
Depreciation and amortization	13,369	—	262	13,631
Income (loss) from operations	14,346	(728)	(6,487)	7,131
Interest income	5	—	8	13
Interest expense - Note 11	(1,924)	—	(3,863)	(5,787)
Other, net - Note 13	10	—	4	14
Income (loss) before income taxes	12,437	(728)	(10,338)	1,371
Total assets	1,401,941	38,106	40,234	1,480,281
Capital expenditures	$43,424	$—	$—	$43,424

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
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
At March 31, 2015, the Company had purchase obligations totaling $4.7 million for the purchase of mill components and capital items associated with the expansion projects of the Hycroft Mine. The Company expects purchase obligations to be satisfied through cash payments.
Temporary Housing Space Rental and Service Agreement
The Company leases a temporary housing complex in Winnemucca, NV to provide lodging for employees, contractors, and consultants. The temporary housing complex is leased from a third party who maintains the property and grounds. The Company estimates the remaining payments due under the temporary housing space rental and service agreement will approximate $2.7 million in 2015 and $0.2 million in 2016.
Net Profit Royalty
A portion of the Hycroft Mine is subject to a mining lease that requires a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims. The mining lease also requires an annual advance payment of $120,000 every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid approximately $2.2 million through March 31, 2015. The Company currently estimates the remaining payments due under the mining lease will approximate $0.1 million in 2015 and $0.2 million in each year from 2016 to 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “we”, “us”, “our”, the “Company”, and “Allied Nevada” refer to Allied Nevada Gold Corp. and its subsidiaries. The following discussion, which has been prepared based on information available to us as of May 12, 2015, provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2014. References to “$” refers to United States currency and “CDN $” to Canadian currency.
Introduction to the Company
We are a U.S.-based primary gold producer focused on mining, developing, and exploring properties in the state of Nevada in a safe, environmentally responsible, and cost-effective manner. Gold and silver sales represent 100% of our revenues and the market prices of gold and silver significantly impact our financial position, operating results, and cash flows.
Our sole operating mine, the Hycroft Mine (“Hycroft”), is an open-pit heap leach operation and during the year ended December 31, 2014 we sold 216,937 ounces of gold and 1,841,737 ounces of silver produced at Hycroft. As of December 31, 2014, Hycroft had proven and probable mineral reserves of 10.6 million ounces of gold and 465.3 million ounces of silver, which are contained in heap leach and mill ores. We currently recover metals contained in oxide ores through our heap leach operations. In October 2014, M3 Engineering and Technology Corp. (“M3”), in association with us, completed a feasibility study for a mill expansion which confirmed the results of the April 2014 prefeasibility study and improved on the overall economics of a mill expansion. As of December 31, 2014, our mill ores comprised approximately 87% and 92% of our proven and probable gold and silver mineral reserves, respectively, which is why our long term goal is the construction of a mill at Hycroft to enable us to recover metals contained in mill ores and extend the operating life of the mine.
Although our past mill expansion project efforts included ordering the mills themselves, motors and mill drives, foundation preparation, mill-related engineering, and obtaining the required permits to begin construction, for the reasons discussed below we do not believe any further progress will occur on a mill expansion project until we emerge from bankruptcy and receive the Court’s (as defined below) confirmation of our Reorganization Plan (as defined below) (if such emergence or confirmation happens at all).
Voluntary Reorganization Under Chapter 11
As discussed in Note 3 - Chapter 11 Bankruptcy Filing to the Notes to Condensed Consolidated Financial Statements, on March 10, 2015 (the “Petition Date”), Allied Nevada Gold Corp. and certain of its domestic direct and indirect subsidiaries (together with Allied Nevada Gold Corp., the “Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under Case No. 15-10503. We will continue to operate our business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.
On the Petition Date, we entered into an agreement (the “Restructuring Support Agreement”) with certain holders collectively owning or controlling in excess of 67% of our May 2012 senior notes (the “Notes”) and our secured bank lenders to effectuate a restructuring of our debt and equity (the “Restructuring Transaction”) pursuant to a pre-arranged plan of reorganization (the “Reorganization Plan”). On March 12, 2015, we entered into a Secured Multiple Draw Debtor In Possession Credit Agreement (the “DIP Credit Agreement”) which is intended to provide us with sufficient liquidity during the time period required to develop, implement, and receive Court confirmation of the Reorganization Plan.
The material terms of the Reorganization Plan, all of which are subject to Bankruptcy Court confirmation, are expected to effect, upon the effective date of the Reorganization Plan, among other things, and subject to certain conditions and as more particularly set forth in the Restructuring Support Agreement and its related term sheet, a substantial reduction in our funded debt obligations by, among other things:

•	the issuance of a new first lien term loan credit facility in exchange for outstanding indebtedness and exposure under:
(1) the Third Amended and Restated Credit Agreement (the “Revolver”), which had approximately $75.0 million of borrowings and issued letters of credit as of the Petition Date (see Note 11 - Debt to the Notes to Condensed Consolidated Financial Statements for additional information), and

(2) the close-out amount of the Company’s cross currency swap liability and diesel swaps liability owed to the Bank of Nova Scotia, which approximated $86.3 million as of March 11, 2015 (see Note 19 - Derivative Instruments to the Notes to Condensed Consolidated Financial Statements for additional information);

•
the issuance of a new second lien convertible term loan credit facility to holders of claims under the DIP Credit Agreement (see Note 11 - Debt to the Notes to Condensed Consolidated Financial Statements for additional information);

•	the issuance of new common stock to holders of claims under the DIP Credit Agreement and claims under the Notes; and

•	the issuance of warrants to holders of our existing common stock.
Amounts owed to our trade creditors and vendors are expected to be paid in full.
If the Reorganization Plan is consummated as contemplated by the Restructuring Agreement and the related term sheet, our existing common stock and outstanding warrants to purchase shares of our common stock will be extinguished. Holders of our common stock will receive on a pro rata basis warrants for the right to purchase shares of common stock in the reorganized Company only if the holders of our existing common stock vote in favor of the Reorganization Plan. If the holders of our existing common stock vote against the Reorganization Plan then holders of our existing common stock will receive no recovery on account of their common stock and such common stock will be deemed settled, cancelled, released, compromised and extinguished as of the effective date of the Reorganization Plan. The holders of our outstanding warrants to purchase shares of common stock will receive no recovery on account of these holdings.
The following discussion in this MD&A regarding the bankruptcy filing and our reorganization efforts primarily relates to the impacts such items have had to date on our liquidity and financial position since, due to us continuing to operate our business as a debtor in possession (although with an overall leaner workforce), our mining operations have not been materially affected. As discussed in the Liquidity and Capital Resources section of this MD&A, borrowings under the DIP Credit Agreement increased our March 31, 2015 cash and cash equivalents balance and improved our near-term liquidity. As discussed in the Results of Operations section of this MD&A, we incurred $92.7 million of reorganization items, net during the first quarter of 2015 for expenses, gains, and losses directly associated with our reorganization efforts and the Chapter 11 Cases.
For a more detailed discussion of the Chapter 11 Cases and the impacts (both financial and non-financial) the bankruptcy filings had on us, see Note 3 - Chapter 11 Bankruptcy Filing to the Notes to Condensed Consolidated Financial Statements.
Going Concern
As discussed in Note 1 - Basis of Presentation to the Notes to Condensed Consolidated Financial Statements, events and conditions exist that, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern because it is probable that we will be unable to meet our obligations as they become due within one year after the date that these financial statements were issued. Our ability to continue as a going concern is contingent upon our ability to comply with the covenants contained in the DIP Credit Agreement, the Bankruptcy Court’s confirmation of our Reorganization Plan, and our ability to successfully implement the Reorganization Plan, among other factors. In addition, both while we operate as a debtor-in-possession and following the Court’s confirmation of our Reorganization Plan (if such confirmation happens at all), we will need to achieve our sales, production, cost, and other operating targets to continue as a going concern.
We are committed to an orderly resolution of our liquidity situation and financial restructuring that will permit us to continue our operations and attempt to preserve the value of our assets and overall enterprise value. However, there can be no assurance that we will be successful in doing so, and we are dependent on a financial restructuring to have any possibility to continue as a going concern.
Executive Summary
Our first quarter 2015 highlights and significant developments included the following, which are discussed in further detail throughout this MD&A:
Health and safety: We remained committed to our core values, health and safety, and operated in a safety-conscious and environmentally responsible manner. Regrettably, we had one lost-time incident at our Hycroft Mine during the quarter. We continued to implement programs designed to increase our employees’ knowledge and awareness of mine-site health and safety and environmental responsibility.
Chapter 11 Cases: As discussed above and in Note 3 - Chapter 11 Bankruptcy Filing to the Notes to Condensed Consolidated Financial Statements, on March 10, 2015, we filed the Chapter 11 Cases with the Bankruptcy Court which, if successful, are expected to recapitalize our balance sheet by reducing our debt balances while concurrently providing additional liquidity.

Ounces sold: Gold ounces sold totaled 41,843 ounces and silver ounces sold totaled 265,881 ounces, as during the latter half of 2014 we mined increased waste to open up new mining areas for the remaining 2015 mine plan and experienced slower than expected leaching of the acid leach material which was placed on the leach pads during the fourth quarter of 2014.
Net loss: Our net loss was $(108.5) million as we incurred significant charges and losses from a write-down of production inventories, assets classified as held for sale, and reorganization items, which were offset by gains from foreign currency and derivative valuation adjustments.
Hycroft operations: We achieved our targeted mining rate by mining a total of 22.8 million tons, which included 6.9 million ore tons placed on the leach pads containing approximately 31,060 recoverable ounces of gold.
Hycroft Mine
Operations
Key operating statistics for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31,
	2015	2014
Ore mined (000’s tons)	6,902	10,784
Ore mined and crushed (000’s tons)	—	2,162
Waste mined (000’s tons)	15,906	12,052
	22,808	24,998
Ore mined grade - gold (oz/ton)	0.009	0.010
Ore mined grade - silver (oz/ton)	0.443	0.304
Ounces produced - gold	40,417	60,114
Ounces produced - silver	249,475	412,506
Ounces sold - gold	41,843	59,470
Ounces sold - silver	265,881	406,234
Average realized price - gold ($/oz)	$1,215	$1,299
Average realized price - silver ($/oz)	$17	$20
Adjusted cash costs per ounce, excluding write-down[1]	$834	$808
Adjusted cash costs per ounce[1]	$1,509	$808
We achieved our targeted mining rate by mining a total of 22.8 million tons, which included 6.9 million ore tons placed on the leach pads. Our first quarter 2015 waste to ore strip ratio increased by approximately 106% to 2.3:1.0, compared to 1.1:1.0 for the first quarter of 2014, as we continued to mine through waste to gain access to ore to be mined later in 2015.
The lower gold ounce sales was primarily the result of (1) the decision made in the latter half of 2014 to focus on moving additional waste to open up mining areas for 2015, thereby lowering the number of ore tons placed on the leach pads during the second half of 2014 and (2) slower than expected leaching of the acid leach material which was placed on the leach pads during the fourth quarter of 2014.
Our adjusted cash costs per ounce1 (excluding write-down) during the first quarter of 2015 were slightly higher (approximately $26) than the same period of 2014 as our average carrying value per gold ounce included in inventories was comparable during each period due in part to a $70.7 million write-down of production inventories during the third quarter of 2014. The average cost per gold ounce included in the beginning balance of each quarter’s Ore on leachpads was $1,168 and $1,141 as of December 31, 2014 and 2013, respectively. During the first quarter of 2015, our adjusted cash costs per ounce1 were negatively impacted by a $3 decrease in the average realized silver price compared to the first quarter of 2014. As discussed in Note 5 - Ore On Leach Pads to our Notes to Condensed Consolidated Financial Statements, we recorded a $37.0 million write-down of ore on leach pads during the first quarter of 2015 which included $28.2 million of previously incurred cash production costs. This write-down negatively impacted our adjusted cash costs per ounce1 by $675 during the first quarter of 2015.

[1]
The term “adjusted cash costs per ounce” is a non-GAAP financial measure. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See the section on “Non-GAAP Financial Measures” in this MD&A for additional information.

Results of Operations
Revenue
Gold revenue
The table below summarizes changes in gold revenue, ounces sold, and average realized prices for the following periods:

	Three months ended March 31,
	2015	2014
Total gold revenue (thousands)	$50,826	$77,234
Gold ounces sold	41,843	59,470
Average realized price (per ounce)	$1,215	$1,299

	2015 vs. 2014
The change in gold revenue was attributable to (thousands):
Decrease in ounces sold	$(22,892)
Decrease in average realized price	(4,997)
Effect of average realized price decrease on ounces sold decrease	1,481
	$(26,408)
During the first quarter of 2015 our gold revenue decreased approximately 34% from the same period of 2014, primarily due to a 30% (or -17,627 ounces) decrease in the number of gold ounces sold. The lower gold ounce sales were primarily the result of (1) the decision made in the latter half of 2014 to focus on moving additional waste to open up mining areas for 2015, thereby lowering the number of ore tons placed on the leach pads during the second half of 2014 and (2) slower than expected leaching of the acid leach material which was placed on the leach pads during the fourth quarter of 2014. Additionally, during the first quarter of 2015, our gold revenue was negatively impacted by a decrease of $84 (or -6%) in the average realized price per ounce compared to the same period of 2014.
Silver revenue
The table below summarizes changes in silver revenue, ounces sold, and average realized prices for the following periods:

	Three months ended March 31,
	2015	2014
Total silver revenue (thousands)	$4,419	$8,291
Silver ounces sold	265,881	406,234
Average realized price (per ounce)	$17	$20

	2015 vs. 2014
The change in silver revenue was attributable to (thousands):
Decrease in ounces sold	$(2,865)
Decrease in average realized price	(1,539)
Effect of average realized price decrease on ounces sold decrease	532
	$(3,872)
For the reasons discussed in the above Gold revenue section, during the first quarter of 2015 our silver revenue decreased by approximately 47% from the same period of 2014 primarily due to a 35% (or -140,353 ounce) decrease in the number of silver ounces sold. Our silver to gold ounces sold ratio for the first three months of 2015 was 6.4:1.0, compared to 6.8:1.0 for the same period of 2014, as in each period, the majority of gold ounces sold was from solution processed through our Merrill-Crowe plants which yield higher silver concentrations and recoveries than solution processed through our carbon columns. When compared to the 2014 period, silver revenue for the first three months of 2015 was negatively impacted by a $3 (or -19%) decrease in the average realized price per ounce.
Total cost of sales
Total cost of sales consists of production costs, depreciation and amortization, and write-downs of production inventories. The table below summarizes changes in total cost of sales for the following periods (in thousands):

	Three months ended March 31,
	2015	2014
Production costs	$39,333	$56,359
Depreciation and amortization	11,109	13,631
Write-down of production inventories	37,020	—
Total cost of sales	$87,462	$69,990

	2015 vs. 2014
The change in cost of sales was attributable to:
Decrease in gold ounces sold	$(20,745)
Increase in average cost of sales per ounce	1,701
Effect of average cost per ounce increase on ounces sold decrease	(504)
	(19,548)
Write-down of production inventories	37,020
	$17,472
As discussed above in the Gold Revenue section, during the first three months of 2015 we sold 30% (or -17,627 ounces)fewer gold ounces than the same period of 2014 which lowered our total cost of sales (excluding write-down), but was more than offset by a $37.0 million write-down of production inventories (see below).
Production costs
Production costs per gold ounce sold during the first three months of 2015 and 2014 totaled $940 and $948, respectively, as our average carrying value per gold ounce included in inventories was comparable during each period due in part to a $70.7 million write-down of production inventories during the third quarter of 2014. During the first three months of 2015 we continued to mine through waste to gain access to ore to be mined later in 2015. Our first quarter 2015 waste to ore strip ratio increased by approximately 106% to 2.3:1.0 compared to 1.1:1.0 for the first quarter of 2014. The increased cost of mining this additional waste increased our average cash production costs per gold ounce placed on the leach pads, and was a significant contributing factor to the write-down of production inventories (see below).
Depreciation and amortization
Depreciation and amortization per gold ounce sold for the three months ended March 31, 2015 and 2014 was $265 and $229, respectively, as the amount of plant, equipment, and mine development in-service during each period was comparable. As of March 31, 2015 and 2014, plant, equipment, and mine development in service totaled $572.9 million and $599.1 million, respectively.
Write-down of production inventories
Due to metal price levels at quarter end (which decreased from December 31, 2014) and increased production costs, as of March 31, 2015, the carrying value of our ore on leach pads (current and non-current) was adjusted to its estimated market value calculated in accordance with our lower of cost or market accounting policy. Further declines from March 31, 2015 metal price levels ($1,187.00 per gold ounce and $16.60 per silver ounce) and/or future production costs per gold ounce greater than the March 31, 2015 carrying value per gold ounce included in ore on leach pads could result in, or contribute to, additional future write-downs of production-related inventories. Write-downs have not been related to any metallurgical balancing analytics or changes to recovery rates. See Note 5 - Ore On Leach Pads to the Notes to Condensed Consolidated Financial Statements for additional information.
Exploration, development, and land holding
Exploration, development, and land holding totaled $0.6 million and $0.7 million during the first quarters of 2015 and 2014, respectively, consisting of compensation and benefit costs for our exploration employees and land holding and claim maintenance fees. We have no plans for exploration activities at any of our non-Hycroft properties for 2015 and have not employed a statewide exploration workforce since the third quarter of 2013. As further discussed in Note 3 - Chapter 11 Bankruptcy Filing to the Notes to Condensed Consolidated Financial Statements, we entered into an agreement (the “Stalking Horse Agreement”) related to the proposed sale of our exploration properties and related assets for $17.5 million and an amount, not to exceed $65,000, that the sellers have posted in respect of any security interest that is to be transferred to the purchaser.

General and administrative
General and administrative totaled $5.9 million and $6.2 million during the first quarters of 2015 and 2014, respectively. During the first quarter of 2015, decreases in compensation and benefit costs (from reduced staff levels at our corporate office) and external consulting costs more than offset a $0.1 million increase in stock-based compensation costs.
Loss on assets classified as held for sale and asset dispositions, net
During the first quarters of 2015 and 2014, we recorded losses of $16.9 million and $1.2 million, respectively, on assets classified as held for sale and asset dispositions. During the first quarter of 2015 we recorded a $16.9 million loss from classifying our portfolio of exploration mineral properties as held for sale as a result of the entry into the Stalking Horse Agreement discussed above and further discussed in Note 3 - Chapter 11 Bankruptcy Filing to the Notes to Condensed Consolidated Financial Statements. During the first quarter of 2014, the $1.2 million loss resulted from classifying four used haul trucks as held for sale. For additional information see Note 7 - Assets Held For Sale to our Notes to Condensed Consolidated Financial Statements.
Interest expense
Interest expense was $8.9 million and $5.8 million during the first quarters of 2015 and 2014, respectively. Interest expense increased during the first quarter of 2015 as we (1) did not record any capitalized interest and (2) incurred $1.1 million of interest and issuance costs from borrowings under the DIP Credit Agreement, the amounts of which were partially offset by a $3.6 million reduction in interest recorded for the Notes. We ceased recording interest expense on certain outstanding pre-petition debt (including our Notes) classified within Liabilities subject to compromise, as interest owed after the Petition Date on such obligations is not expected to be paid during the Chapter 11 Cases and is not expected to be an allowed claim. Additionally, the U.S. dollar equivalent of recorded interest expense on the Notes in 2015 was lower than that recorded in 2014 due to the weakened Canadian dollar and the elimination of hedge accounting treatment as of December 31, 2014. For additional detail on our recorded interest expense, including amounts capitalized and amounts not recorded, see Note 11 - Debt to our Notes to Condensed Consolidated Financial Statements.
Other, net
Other, net was a $48.9 million gain during the first quarter of 2015 compared to a nominal amount during the first quarter of 2014. During the first quarter of 2015 other, net included a $28.2 million foreign currency transaction gain on our Notes, a $22.0 million gain on the change in fair value of the cross currency swap through the Petition Date, and a loss of $1.1 million from diesel swap settlements. During the first quarter of 2014 other, net included a foreign currency transaction gain on the Notes which was offset by a corresponding amount from the cross currency swap. For additional detail on our other income and expense, see Note 13 - Other, Net to our Notes to Condensed Consolidated Financial Statements.
Reorganization items, net
Reorganization items, net totaled $92.7 million during the first quarter of 2015 and consisted of expenses, gains, and losses directly associated with our reorganization efforts and the Chapter 11 Cases, including valuation adjustments to our derivative instruments and Notes and legal and professional fees. For a listing and discussion of reorganization items, net recorded during the first quarter of 2015, see Note 3 - Chapter 11 Bankruptcy Filing to our Notes to Condensed Consolidated Financial Statements.
Income taxes
We recorded no income tax expense during the first quarter of 2015 compared to a benefit of $1.0 million during the first quarter of 2014. During the first quarter of 2015, no income tax expense was recorded as a result of applying our estimated annual effective tax rate of 0.0% to our loss before income taxes. Our 2015 estimated annual effective tax rate varies from the United States statutory rate of 35.0% as we expect to continue to provide a full valuation allowance against all deferred tax assets. During the first quarter of 2014 we recorded income tax expense of approximately $1.0 million which included $0.5 million of income tax expense from income taxed at the estimated annual effective rate of approximately 34.7% and $0.5 million of additional income tax expense for discrete items related to stock-based compensation that were recognized as incurred. For additional detail on our recorded income tax benefit, see Note 14 - Income Taxes to our Notes to Condensed Consolidated Financial Statements.
Net (loss) income
For the reasons described above, we reported net loss of $(108.5) million and net income of $0.3 million during the first quarters of 2015 and 2014, respectively.

Other comprehensive income, net of tax
During the first quarter of 2014, other comprehensive income, net of tax totaled $2.0 million and included fair value adjustments to our cash flow hedge instruments, settlements of such hedges, and reclassifications into earnings. For additional detail, see Note 19 - Derivative Instruments to our Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
General
Our most important near-term operating strategy and goal is to maintain, at all times, sufficient liquid assets and access to capital resources using a disciplined approach that enables us to respond to changes in our business environment to the best of our ability, such as decreases in metal prices or lower than planned metal production, and changes in other factors beyond our control. To accomplish this, we closely and actively manage our liquidity and capital resources by, among other things, (1) monitoring metal prices and the impacts (near-term and future) they have on our business; (2) working to achieve our projected ounces sold volumes and per ounce cost metrics; (3) managing our working capital; and (4) managing discretionary general and administrative and exploration related spending.
When our projected future liquidity needs are expected to exceed our current available liquidity we consider strategies and options in which we may be able to obtain additional cash or access to liquidity which are attainable on favorable and reasonable terms and are permissible under our existing debt agreements, including the DIP Credit Agreement.
Liquidity Effects from the Chapter 11 Bankruptcy Filing
The following provides a discussion on the specific impacts the bankruptcy filing has had to date on our liquidity and financial position. Based on the following and as further discussed in this MD&A, if we are able to achieve our internal production, sales, and costs targets while at the same time complying with the covenants contained in the DIP Credit Agreement, we believe we will be able to fund our obligations as they become due during the bankruptcy process.
Deferred Payment of Certain Obligations and Liabilities
Our near-term liquidity temporarily improved as a result of the bankruptcy filing as the payments required, and/or those which became due and payable as a result of events of default from the bankruptcy filing, for the liabilities and obligations listed below have been temporarily deferred (other than for certain payments to vendors and employees which are paid pursuant to Bankruptcy Court approval). As discussed in Note 3 - Chapter 11 Bankruptcy Filing to the Notes to Condensed Consolidated Financial Statements, the Reorganization Plan, which is subject to Bankruptcy Court confirmation, contemplates the recapitalization or refinancing through new debt agreements, certain obligations listed below, including the Notes, the Revolver, the Term and Security Deposit loan, the DIP Credit Agreement, interest payable, and the cross currency and diesel swaps derivative instruments. Amounts owed to our trade creditors, vendors, and employees are expected to be paid in full.
The following table provides a summary of our obligations and liabilities currently expected to be recapitalized or refinanced under the Reorganization Plan, subject to the Bankruptcy’s Court’s confirmation and the proposed treatment thereunder. There can be no assurance that we will be successful in implementing our Reorganization Plan or emerge from bankruptcy, and we are dependent on such to continue as a going concern. There can also be no assurance that any of the below contemplated exchanges will occur as outlined below (in thousands):

Description	Contemplated exchange under current Reorganization Plan	March 31, 2015
Liabilities subject to compromise:
Notes(1) - Note 11	Exchanged for equity in the recapitalized Company.	$316,640
Accounts payable	Satisfied with cash and cash equivalents.	25,650
Term and Security Deposit Loan - Note 11	Under negotiation to return shovel in exchange for satisfaction of indebtedness and accrued interest. Any deficiency which exists will be satisfied with cash and cash equivalents.	17,974
Interest payable - Note 11	Interest payable on the Notes will be exchanged for equity in the recapitalized Company. Interest payable on the Term and Security Deposit Loan will be exchanged as outline above.	9,136
Cross currency swap derivative instrument - Note 19	Satisfied with cash and cash equivalents.	891
Accrued compensation and benefits	Satisfied with cash and cash equivalents.	1,070
Debt, current:
Revolving Credit Agreement(2) - Note 11	Exchanged for first lien term loan (refinanced with new debt) following any cash reduction from asset sales.(3)	64,950
DIP Credit Agreement(2) - Note 11	Exchanged for $25.0 million of equity in the recapitalized Company with the remainder exchanged for a second lien convertible term loan (refinanced with new debt).	35,111
Other liabilities, current:
Cross currency and diesel swaps derivative instruments - Note 19	Exchanged for first lien term loan (refinanced with new debt) following any cash reduction from asset sales.(3)	86,307
		$557,729
(1) Amount represents the CDN $400.0 million face amount of the issuance translated to U.S. dollars using the exchange rate on the Petition Date.
(2) Interest charges will be paid on outstanding borrowings during the bankruptcy process.
(3) The Restructuring Support Agreement term sheet requires a mandatory $25.0 million incremental cash reduction to the combined outstanding indebtedness under the Revolver and the cross currency and diesel swap derivative instruments prior to refinancing.

DIP Credit Agreement
As discussed in Note 11 - Debt to the Notes to Condensed Consolidated Financial Statements, on March 12, 2015, we entered into the DIP Credit Agreement which improved our near-term liquidity by providing us access to up to $78.0 million in principal amount of additional liquidity, approximately $35.0 million of which was funded as of March 31, 2015. We anticipate using the proceeds of the DIP Credit Agreement primarily for (1) purposes permitted by orders of the Bankruptcy Court, including ongoing debtor in possession working capital purposes, (2) the payment of fees, costs and expenses and (3) other general corporate purposes, in each case, only to the extent permitted under applicable law, under or as permitted by the DIP Credit Agreement, the orders of the Bankruptcy Court, and in accordance with the approved budget in the DIP Credit Agreement.
As discussed in the Debt covenants section below, our access to the remaining $43.0 million of availability is, among other things, dependent upon our ability to comply with the covenants contained in the DIP Agreement.
Legal and Professional Fees
During the first quarter of 2015 we incurred $7.5 million of legal and professional fees related to the bankruptcy. We expect to continue to incur significant legal and professional fees in the future as a result of the bankruptcy process which may negatively impact our liquidity.
Cash and cash equivalents and liquid assets
We have placed substantially all of our cash and cash equivalents in operating accounts with a high-quality financial institution, thereby ensuring balances remain readily available. As of March 31, 2015, we had existing cash and cash equivalents of $41.6 million, which increased from the December 31, 2014 balance of $7.6 million due primarily to the $50.5 million of net cash provided by financing activities exceeding the $16.1 million of net cash used in operating activities. For detail on our cash and cash equivalents activity, see the Sources and uses of cash for the first three months of 2015 and 2014 section below.

Due to the nature of our operations and the composition of our current assets, our cash and cash equivalents, accounts receivable, and metal inventories balances represent substantially all of our liquid assets on hand. In addition to our liquid assets on hand, we currently have access to additional liquidity under our $78.0 million DIP Credit Agreement which was entered into in March 2015, the terms of which are discussed in Note 11 - Debt to our Notes to Condensed Consolidated Financial Statements. As of March 31, 2015, $35.1 million was outstanding (including $0.1 million of payment in-kind interest) under the DIP Credit Agreement. As discussed in the Debt covenants section below, our access to the remaining $43.0 million of availability is, among other things, dependent upon our ability to comply with the covenants contained in the DIP Credit Agreement.
Available sources of liquidity
The following table summarizes our available sources of liquidity (in thousands):

Description	March 31, 2015
Cash and cash equivalents	$41,646
DIP Credit Agreement	43,000
Accounts receivable(1)	902
Inventories(2)	4,122
$89,670
(1) Entire Accounts receivable balance is expected to be collected during the next 12 months.
(2) Inventories contained approximately 3,473 ounces of gold which are expected to be sold within the next 12 months. Assuming a gold selling price of $1,187.00 per ounce (the March 31, 2015 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from our Inventories would provide us with $4.1 million of revenue during the next 12 months.

As discussed in Note 7 - Assets Held For Sale to our Notes to Condensed Consolidated Financial Statements, we currently have $61.9 million of assets held for sale which includes our portfolio of exploration mineral properties located throughout the state of Nevada valued at $17.5 million. Pursuant to the Reorganization Plan, proceeds from assets sales, including the exploration mineral properties and related assets, net of any related capital lease and term loan principal payments, are to be paid to our secured bank lenders, reducing our outstanding debt.
Sources and uses of cash for the first three months of 2015 and 2014 (in thousands)

	Three months ended March 31,		Increase (decrease)
	2015	2014	2015 vs. 2014
Net (loss) income	$(108,474)	$332	$(108,806)
Net non-cash adjustments	73,912	17,731	56,181
Net change in operating assets and liabilities	18,416	5,730	12,686
Net cash (used in) provided by operating activities	(16,146)	23,793	(39,939)
Net cash used in investing activities	(298)	(42,142)	41,844
Net cash provided by (used in) financing activities	50,515	(13,934)	64,449
Net increase (decrease) in cash and cash equivalents	34,071	(32,283)	$66,354
Cash and cash equivalents, beginning of period	7,575	81,470
Cash and cash equivalents, end of period	$41,646	$49,187
Cash (used in) provided by operating activities
Our operating cash flows vary with prices realized from metal sales, sales volumes, production costs, mine plans, working capital changes, and non-cash amounts included in net (loss) income. Our operating cash flows are largely impacted by increases in production-related inventories as we have increased our mining rate and expanded our plant and equipment used in our heap leach operations. The following table and related narrative provides an analysis of significant factors impacting our net cash (used in) provided by operating activities which, during the first quarters of 2015 and 2014 totaled $(16.1) million and $23.8 million, respectively:

	Three months ended March 31,
Operating margins from gold sales	2015	2014
Gold ounces sold	41,843	59,470
Average realized price per gold ounce sold	$1,215	$1,299
Production costs per gold ounce sold	(940)	(948)
Average operating margin per gold ounce sold(1)	$275	$351

Gross cash used in increase of production inventories
Cash used to increase production-related inventories	$(18,953)	$(16,063)
Cash portion of Write-down of production inventories - Note 5	28,225	—
Change in Production-related inventories	$9,272	$(16,063)
(1) Excludes write-downs of production inventories, non-cash depreciation and amortization, and silver revenues.
As shown in the table above, our average operating margin per gold ounce sold decreased due to lower average realized gold prices. Our cash production costs per gold ounce sold (discussed above in the Results of Operations - Total cost of sales section) remained comparable due to prior-year write-downs of production inventories which reduced the carrying values of our metal inventories in the 2015 period. Additionally shown in the table above, during the first quarters of 2015 and 2014, we used $19.0 million (prior to the write-down) and $16.1 million, respectively, of cash to increase our production-related inventories (included in net change in operating assets and liabilities) as the cost per ounce placed on the leach pads in both quarters exceeded the average cost per recoverable ounce on the leach pads at the beginning of the quarter. As discussed above, the carrying value of production-related inventories was reduced by a $28.2 million cash write-down during the first quarter of 2015. Net non-cash adjustments increased during the first quarter of 2015 as a result of the significant Reorganization items, net charged to earnings related to the bankruptcy filing.
Cash used in investing activities
The amount of cash used in investing activities significantly decreased during the first quarter of 2015 compared to the same period of 2014 as no expansion projects were ongoing at Hycroft during 2015. During the first quarter of 2015 cash additions to plant, equipment, and mine development totaled $0.3 million and primarily consisted of additions to mine development. During the first quarter of 2014, cash additions to plant, equipment, and mine development totaled $43.4 million and included $11.0 million for the crushing facility, $24.0 million for mill components, and $8.4 million for other additions.
Cash provided by (used in) financing activities
During the first quarters of 2015 and 2014, our principal repayments on capital lease and term loan obligations totaled $10.0 million and $13.8 million, respectively. During the first quarter of 2015 we borrowed $25.5 million from the Revolver and an additional $35.0 million from our DIP Credit Agreement to fund our working capital and liquidity needs during our reorganization process.
Future capital and cash requirements
If we are able to achieve our internal production, sales, and costs targets while at the same time complying with the covenants contained in the DIP Credit Agreement, we believe we will be able to fund our obligations as they become due during the bankruptcy process.
The following table provides our gross contractual cash obligations as of March 31, 2015, which are grouped in the same manner as they are classified in the Condensed Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. Since the ability of the lenders and swap counterparties to seek remedies to enforce their respective rights against us are stayed and creditor’s rights of enforcement against us are subject to the applicable provisions of the Bankruptcy Code, we have excluded from the table below contractual obligations included in Liabilities subject to compromise and/or otherwise expected to be recapitalized or refinanced pursuant to the Reorganization Plan (discussed above in the Liquidity Effects from the Chapter 11 Bankruptcy Filing section). We believe the following provides the most meaningful presentation of our near-term obligations expected to be satisfied using our current and available sources of liquidity (in thousands):

	Total	Payments Due by Period
		Less than	1 – 3	3 – 5	More than
Contractual obligations		1 Year	Years	Years	5 Years
Operating activities:
Interest related to debt (1)	$14,213	$6,162	$6,183	$1,715	$153
Property and claim maintenance fees (2)	1,560	120	480	480	480
Remediation and reclamation expenditures (3)	36,727	—	—	25	36,702
Temporary housing and space rental costs(4)	2,856	2,702	154	—	—
Investing activities:
Purchase obligations for plant and equipment(5)	4,721	4,721	—	—	—
Financing activities:
Repayments of principal on debt(6)	136,504	45,829	69,013	17,204	4,458
	$196,581	$59,534	$75,830	$19,424	$41,793

(1)
Interest related to debt includes cash payments required to service our capital lease and term loan obligations, Revolver, and DIP Credit Agreement and does not include amortization of debt issuance costs, standby fees, or in-kind interest. Interest payments for amounts outstanding under the Revolver and DIP Credit Agreement are calculated through September 30, 2015 (a date which we believe may approximate our emergence from bankruptcy if such emergence is to happen at all). For additional information on our debt agreements see Note 11 - Debt to our Notes to Condensed Consolidated Financial Statements.

(2)
Includes estimated payments required by the net profits royalty on Crofoot claims at the Hycroft Mine. For additional information see Note 21 - Commitments and Contingencies to our Notes to Condensed Consolidated Financial Statements.

(3)
Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here.

(4)
Temporary housing and space rental costs are related to lodging for employees, contractors, and consultants. For additional information see Note 21 - Commitments and Contingencies to our Notes to Condensed Consolidated Financial Statements.

(5)
Purchase obligations represents obligations which we cannot cancel and are not recorded in our financial statements. For additional information see Note 21 - Commitments and Contingencies to our Notes to Condensed Consolidated Financial Statements.

(6)
Repayments of debt include amounts due under our capital lease and term obligations, which are currently the only debt obligations not expected to be recapitalized or refinanced during our reorganization.

Debt covenants
Our debt agreements contain representations and warranties, events of default, and covenants that are customary for agreements of such types. Excluding the DIP Credit Agreement, our debt agreements contain cross-default and cross-acceleration clauses, which means that an event of default or covenant violation under any of our debt agreements may result in the acceleration of substantially all of its outstanding debt. The commencement of the Chapter 11 Cases discussed in Note 3 - Chapter 11 Bankruptcy Filing to the Notes to Condensed Consolidated Financial Statements constituted an event of default under our debt agreements (excluding the DIP Credit Agreement) and, accordingly, as of March 31, 2015 we classified our debt balances within Debt, current as Liabilities subject to compromise.
We believe that the ability of the lenders to seek remedies to enforce their respective rights against us are stayed and creditor’s rights of enforcement against us are subject to the applicable provisions of the Bankruptcy Code. Additionally, certain lenders have agreed to support the Restructuring Transaction and the Reorganization Plan.
DIP Credit Agreement
The DIP Credit Agreement contains certain customary and industry/Company-specific representations, covenants, indemnifications and events of default, all of which we were in compliance with as of March 31, 2015. Events of default include, but are not limited to, payment defaults, covenant defaults and certain bankruptcy-related defaults. The financial and non-financial covenants include, but are not limited to, the covenant testing the Reserve Tail (as defined in the DIP Credit Agreement), the prohibited variance covenant testing the “Total Operating Disbursements”, “Total Ounces of Gold Sold”, “Total Ounces of Gold Equivalent Sold” and “Total Monthly Ounces of Gold Produced” line items on the approved budget, and the covenant on the Hycroft Demonstration Plant (as defined in the DIP Credit Agreement). The Reserve Tail covenant requires us to maintain a minimum Reserve Tail of at least 600,000 ounces of gold equivalent on the end of each quarter falling after the closing of the DIP Credit Agreement. The Total Operating Disbursements covenant requires us to make disbursements in accordance with a budget approved by the lenders under the DIP Facility (generally subject to a 10% permitted variance over budget). The Total Ounces of Gold Sold, Total Ounces of Gold Equivalent Sold and Total Monthly Ounces of Gold Produced covenants require us to sell or produce minimum amounts of gold or equivalent ounces (generally subject to a 10% permitted variance under budget). The Hycroft Demonstration Plant covenant requires us to construct and operate a temporary demonstration plant related to the sulfide mill expansion project at Hycroft.

Although we were in compliance with the covenants contained in the DIP Credit Agreement on the date that these financial statements were issued, we anticipate near-term difficulties maintaining compliance with certain of such covenants (some of which are tested on a weekly basis), specifically as it relates to our ability to comply with the minimum permitted variance of the “Total Ounces of Gold Sold” and the “Total Ounces of Gold Equivalent Sold”, line items on the approved budget in the DIP Credit Agreement. In addition, on May 11, 2015, we are required to report our Total Monthly Ounces of Gold Produced for the month of April 2015 and anticipate difficulty complying with the minimum permitted variance thereof. As we do not expect to be able to comply with the minimum permitted variance required with respect to the approved budget to be in effect, we obtained a waiver from the majority DIP lenders, providing that it shall not constitute a default or event of default if we fail to comply with the covenants relating to (1) the “Total Ounces of Gold Sold” and “Total Ounces of Gold Equivalent Sold”, in each case, with respect to the four-week periods ended May 10, 2015 and May 17, 2015 and (2) the “Total Monthly Ounces of Gold Produced” with respect to the monthly period ended April 30, 2015. Furthermore, we were required to provide the DIP Credit Agreement lenders with an update to the approved budget on May 7, 2015. Pursuant to the waiver obtained from the lenders on May 7, 2015, the requirement for the delivery of the updated budget has been extended to the earlier of (a) May 21, 2015 and (b) the date of delivery of an update to the approved budget, which update to the approved budget shall be reasonably satisfactory to the majority DIP lenders. If we are unable to comply with, or obtain a waiver from the majority DIP lenders of, any of the other covenants contained in the DIP Credit Agreement, there could be a default under the terms of such agreement, which could result in an acceleration of repayment and prevent us from borrowing additional funds under the DIP Credit Agreement. We are dependent on a financial restructuring to have any possibility to continue as a going concern. If we are unable to maintain compliance with the covenants (or obtain waivers for non-compliance) contained in the DIP Credit Agreement our ability to successfully recapitalize our balance sheet and emerge from bankruptcy significantly decreases and may not be possible.
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
The table below presents a reconciliation between non-GAAP adjusted cash costs (excluding write-down), which is the numerator used to calculate non-GAAP adjusted cash costs per ounce (excluding write-down), to Production costs (GAAP) for the three months ended March 31, 2015 and 2014 (in thousands, except ounces sold):

	Three months ended March 31,
	2015	2014
Production costs	$39,333	$56,359
Less: Silver revenues - Note 12	(4,419)	(8,291)
Adjusted cash costs, excluding write-down	$34,914	$48,068
Gold ounces sold - Note 12	41,843	59,470
Adjusted cash costs per ounce, excluding write-down	$834	$808
Write-down of production inventories per ounce - Note 5(1)	675	—
Adjusted cash costs per ounce	$1,509	$808
(1) During the three months ended March 31, 2015, we recorded a $37.0 million write-down to ore on leach pads, consisting of $28.2 million of previously incurred cash production costs and $8.8 million of allocated depreciation and amortization. The $28.2 million cash portion of our write-down impacted our adjusted cash costs per ounce by $675 for the three months ended March 31, 2015, respectively. See Note 5 - Ore On Leach Pads to our Notes to Condensed Consolidated Financial Statements for additional detail.

Off-balance sheet arrangements

As of March 31, 2015, our off-balance sheet arrangements consisted of operating lease agreements, purchase obligations, and royalty agreements. For additional detail see the Capital requirements section above and Note 21 - Commitments and Contingencies to our Notes to Condensed Consolidated Financial Statements.
Accounting Developments
For a discussion of any recently issued and/or recently adopted accounting pronouncements, see Note 1 - Basis of Presentation and Note 2 - Accounting Pronouncements to our Notes to Condensed Consolidated Financial Statements.
Critical Accounting Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these statements requires us to make assumptions, estimates, and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. For information on our most critical accounting estimates, see the Critical Accounting Estimates section included in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “project”, “target”, “budget”, “may”, “can”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or negatives of these terms or other variations of these terms or comparable language or any discussion of strategy or intentions identify forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefit of the “safe harbor” provisions of such laws. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results, performance or achievements to differ materially from those in the forward-looking statements include, but are not limited to:

•	our plans and expectations related to the confirmation of our Reorganization Plan and the recapitalization of the Company or restructuring of any or all of its debt;

•	our plans and expectations related to our ability to obtain financing to emerge from federal bankruptcy proceedings and continue as a going concern;

•	our expectations related to our compliance with the terms of the DIP Credit Agreement;

•	our expectations that, during the bankruptcy process, our trade creditors and vendors will be paid in full and we will continue to operate and produce gold at our Hycroft Mine;

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

•	uncertainties relating to obtaining or retaining approvals and permits from governmental regulatory authorities;

•	potential challenges to title in our mineral properties;

•	risks associated with proposed legislation in Nevada that could significantly increase the costs of our operations;

•	changes to the climate and regulations and pending legislation regarding climate change could increase the costs of our operations;

•	risks related to trading in our securities during the term of the Chapter 11 Cases;

•	risks related to our common stock no longer being traded on the NYSE MKT and the TSX;

•	risks associated with the inability to retain or attract key personnel necessary to our operations;

•	potential conflicts of interests that may arise through some of our directors’ involvement with other natural resources companies;

•	risks associated with joint ventures;

•	risks related to current and future legal proceedings; and

•	risks related to security breaches.

•	our anticipated liquidity, cash flows, cash operating costs and adjusted cash costs per ounce;

•	the availability, terms and costs related to future borrowing, debt repayment, and equity funding;

•	our expectations and plans related to the recapitalization of the Company or restructuring of any or all of its debt;

•	our plans and expectations related to our ability to obtain financing to emerge from federal bankruptcy proceedings and continue as a going concern;

•	our efforts to restructure our operations to continue as a going concern and preserve value;

•	our expectations that, during the bankruptcy process, our trade creditors and vendors will be paid in full and we will continue to operate and produce gold at our Hycroft Mine;

•	our future business strategy, plans and goals;

•	our estimated future capital expenditures, construction, and other cash needs and expectations as to the funding or timing thereof;

•	the availability, terms and impacts of financing strategies and options;

•	our expectations regarding the growth of our business and our estimates of mineral reserves and other mineralized material;

•	our expectations regarding gold and silver recovery;

•	our estimated future production, sales, cost of production, cost of sales, costs, and expenses;

•	our plans and expectations regarding the development of our properties, including with respect to Hycroft; and

•	our plans and expectations regarding the sale of certain assets, including with respect to certain assets held for sale and mineral properties.
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
There have been no material changes in our market risks during the three months ended March 31, 2015. For additional information on our market risks, see Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk in of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Allied Nevada management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of March 31, 2015. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide such reasonable assurance.

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
Changes in Internal Control Over Financial Reporting
There has not been any change in Allied Nevada’s internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.
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
As discussed in Note 3 - Chapter 11 Bankruptcy Filing to the Notes to Condensed Consolidated Financial Statements, on March 10, 2015, the Debtors filed the Chapter 11 Cases with the Bankruptcy Court. The Debtors will continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

ITEM 1A.	RISK FACTORS
There have been no material changes to our risk factors discussed in Part I – Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As previously disclosed by the Company in a Current Report on Form 8-K filed with the SEC on March 16, 2015, the Company had received a notice from the NYSE MKT (the “Exchange”) on March 10, 2015 that the Exchange had suspended the Company’s common stock from trading immediately and had determined to commence proceedings to delist the Company’s common stock due to the Company’s bankruptcy proceedings. The Company also stated it would not appeal the Exchange’s decision and expected the common stock to be delisted when the Exchange’s proceedings were completed.
On May 1, 2015, the Exchange filed an application on Form 25 with the SEC in accordance with Rule 12d2-2 promulgated under the Securities Exchange Act of 1934, as amended, to notify the SEC of the Exchange’s intention to remove the entire class of common stock of the Company from listing and registration on the Exchange at the opening of business on May 12, 2015, pursuant to the provisions of Rule 12d2-2(b) because, in the opinion of the Exchange, the Company’s common stock is no longer suitable for continued listing and trading on the Exchange.

ITEM 6.	EXHIBITS
(a) Exhibits

Exhibit Number	Description of Document
Material Contracts.
10.1†
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

10.2†
Form of Secured Debtor in Possession Multiple Draw Credit Agreement (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated March 10, 2015 filed with the SEC on March 10, 2015).

10.3	Waiver and Amendment No. 1 to Secured Debtor In Possession Multiple Draw Credit Agreement (dated May 7, 2015).

Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

Section 1350 Certifications.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Mine Safety Disclosure Exhibits.
95.1	Mine Safety Disclosures

Interactive Data File.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

†	Not filed herewith, but incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED NEVADA GOLD CORP. (Registrant)

Date:	May 12, 2015	By:	/s/ Randy E. Buffington
Randy E. Buffington President and Chief Executive Officer

Date:	May 12, 2015	By:	/s/ Stephen M. Jones
Stephen M. Jones Executive Vice President and Chief Financial Officer