Form 10-Q
period 2015-06-30
Allied Nevada Gold Corp.
filed 2015-08-07
CIK 1376610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
On August 5, 2015, there were 126,193,336 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ALLIED NEVADA GOLD CORP.
FORM 10-Q
For the Quarter Ended June 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ALLIED NEVADA GOLD CORP.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars in thousands)

	(Unaudited)
	June 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$8,583	$7,575
Accounts receivable	2,159	3,755
Inventories - Note 4	16,181	20,957
Ore on leachpads, current - Note 5	193,077	214,444
Prepaids and other - Note 6	6,193	7,758
Assets held for sale - Note 7	3,162	44,358
Current assets	229,355	298,847
Restricted cash - Note 9	55,647	48,147
Ore on leachpads, non-current - Note 5	82,748	91,904
Other assets, non-current - Note 6	962	10,708
Plant, equipment, and mine development, net - Note 10	268,899	443,289
Mineral properties, net - Note 8	13,742	48,312
Deferred tax assets, non-current	—	31
Total assets	$651,353	$941,238
Liabilities:
Accounts payable	$24,914	$35,608
Interest payable - Note 12	801	4,465
Other liabilities, current - Note 11	88,608	12,009
Debt, current - Note 12	122,249	540,263
Deferred tax liabilities, current	—	31
Current liabilities	236,572	592,376
Other liabilities, non-current - Note 11	1,244	51,370
Asset retirement obligation, non-current	20,440	19,934
Liabilities subject to compromise - Note 3	479,707	—
Total liabilities	737,963	663,680
Commitments and Contingencies - Note 22
Stockholders’ Equity (Deficit):
Common stock, $0.001 par value
Shares authorized: 200,000,000
Shares issued and outstanding: 126,193,336 at the end of both periods	126	126
Additional paid-in-capital	773,360	771,205
Accumulated deficit	(860,096)	(493,773)
Total stockholders’ equity (deficit)	(86,610)	277,558
Total liabilities and stockholders’ equity (deficit)	$651,353	$941,238
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE INCOME (Unaudited)
(US dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue - Note 13	$39,984	$83,123	$95,229	$168,648
Operating expenses:
Production costs	28,768	55,367	68,101	111,725
Depreciation and amortization	10,168	17,634	21,277	31,265
Write-down of production inventories - Note 5	50,663	—	87,683	—
Total cost of sales	89,599	73,001	177,061	142,990
Exploration, development, and land holding	530	665	1,149	1,394
Accretion	254	272	507	545
General and administrative	2,622	5,769	8,481	11,994
Write-down of long-lived assets - Note 10	179,575	—	179,575	—
Gain on dispositions or sales of mineral properties - Note 8	—	(19,480)	—	(19,480)
Loss on assets classified as held for sale and asset dispositions, net - Note 7	11,744	4,801	28,646	5,979
(Loss) income from operations	(244,340)	18,095	(300,190)	25,226
Other income (expense):
Interest income	8	2	16	15
Interest expense - Note 12	(4,368)	(11,329)	(13,241)	(17,116)
Other, net - Note 14	1,142	(52)	50,057	(38)
(Loss) income before reorganization items, net and income taxes	(247,558)	6,716	(263,358)	8,087
Reorganization items, net - Note 3	(10,291)	—	(102,965)	—
(Loss) income before income taxes	(257,849)	6,716	(366,323)	8,087
Income tax expense - Note 15	—	(2,340)	—	(3,379)
Net (loss) income	(257,849)	4,376	(366,323)	4,708
Other comprehensive (loss) income, net of tax
Change in fair value of effective portion of cash flow hedge instruments, net of tax - Note 20	—	(1,254)	—	845
Settlements of cash flow hedges, net of tax - Note 20	—	8,253	—	(1,345)
Reclassifications into earnings, net of tax - Note 20	—	(8,366)	—	1,112
Other comprehensive (loss) income, net of tax	—	(1,367)	—	612
Comprehensive (loss) income	$(257,849)	$3,009	$(366,323)	$5,320
(Loss) income per share:
Basic - Note 16	$(2.03)	$0.04	$(2.89)	$0.04
Diluted - Note 16	$(2.03)	$0.04	$(2.89)	$0.04
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(US dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cash flows from operating activities:
Net (loss) income	$(257,849)	$4,376	$(366,323)	$4,708
Adjustments to reconcile net (loss) income for the period to net cash provided by (used in) operating activities:
Depreciation and amortization	10,168	17,634	21,277	31,265
Write-down of production inventories - Note 5	11,279	—	20,074	—
Accretion	254	272	507	545
Stock-based compensation - Note 17	410	1,634	2,155	3,244
Loss on assets classified as held for sale and asset dispositions, net - Note 7	11,744	4,801	28,646	5,979
Foreign currency gain on notes - Note 14	—	—	(28,160)	—
Change in fair value of swaps - Note 20	—	—	59,791	—
Change in fair value of warrants - Notes 3 and 18	—	—	(4,644)	—
Write-down of long-lived assets - Note 10	179,575	—	179,575	—
Gain on dispositions or sales of mineral properties - Note 8	—	(19,480)	—	(19,480)
Write-off of debt issuance costs - Note 3	834	—	8,875	—
Deferred taxes	—	2,340	—	3,379
Other non-cash items	(753)	—	(673)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,257)	1,776	1,596	5,148
Materials and supplies inventories	(78)	1,957	2,667	2,859
Production-related inventories	11,037	(9,017)	20,309	(25,080)
Prepaids and other	451	2,424	1,566	5,320
Accounts payable	229	(6,334)	1,207	(5,446)
Interest payable	163	(8,153)	5,295	435
Other liabilities	(3)	(1,909)	(3,682)	(362)
Assets held for sale	17,500	807	17,500	4,407
Net cash (used in) provided by operating activities	(16,296)	(6,872)	(32,442)	16,921
Cash flows from investing activities:
Additions to plant, equipment, and mine development	(3,340)	(24,190)	(3,638)	(67,614)
Proceeds from mineral property sale - Note 8	—	20,000	—	20,000
Increase in restricted cash - Note 9	—	(10,000)	—	(8,718)
Proceeds from other investing activities	—	5	—	5
Net cash used in investing activities	(3,340)	(14,185)	(3,638)	(56,327)
Cash flows from financing activities:
Repayments of principal on capital lease and term loan obligations	(10,927)	(13,838)	(20,912)	(27,592)
Proceeds from revolving credit agreement borrowings	—	—	25,500	—
Proceeds from debtor-in-possession credit agreement borrowings	15,000	—	50,000	—
Increase in restricted cash - Note 9	(17,500)	—	(17,500)	—
Payments of debt issuance costs	—	(680)	—	(860)
Net cash provided by (used in) financing activities	(13,427)	(14,518)	37,088	(28,452)
Net increase (decrease) in cash and cash equivalents	(33,063)	(35,575)	1,008	(67,858)
Cash and cash equivalents, beginning of period	41,646	49,187	7,575	81,470
Cash and cash equivalents, end of period	$8,583	$13,612	$8,583	$13,612

Supplemental cash flow disclosures:
Cash paid for interest	$3,437	$19,672	$6,589	$21,692
Significant non-cash financing and investing activities:
Reduction in outstanding revolving credit agreement borrowings through decrease in restricted cash - Note 9	—	—	10,000	—
Letters of credit issued under revolving credit agreement and redeemed by currency swap counterparties - Note 20	—	—	18,450	—
Increase in debtor-in-possession credit agreement borrowings from in-kind interest - Note 12	594	—	705	—
The accompanying notes are an integral part of these statements.

ALLIED NEVADA GOLD CORP.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)
(US dollars in thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, January 1, 2015	126,193,336	$126	$771,205	$(493,773)	$277,558
Stock-based compensation under RSU Plan	—	—	1,874	—	1,874
Stock-based compensation under DSU Plan	—	—	200	—	200
Stock-based compensation under PIP Plan	—	—	81	—	81
Net loss	—	—	—	(366,323)	(366,323)
Balance, June 30, 2015	126,193,336	$126	$773,360	$(860,096)	$(86,610)
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
Going Concern
The Condensed Consolidated Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is probable that the Company will be unable to meet its obligations as they become due within one year after the date that these financial statements were issued. On March 10, 2015, the Company filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) which, if successful, are expected to recapitalize the Company’s balance sheet by reducing its debt balances while concurrently providing additional liquidity (see Note 3 - Chapter 11 Bankruptcy Filing). The Company continues to operate and produce gold at its Hycroft Mine as a “debtor-in-possession” during the bankruptcy process. However, on July 8, 2015, the Company announced that it had suspended mining operations to maximize cash flow and minimize spending through the remainder of the chapter 11 process. The Company continues to process and produce gold and silver through the operation of the heap leach pads and Merrill-Crowe processing plants. Inventory on the heap leach pads at June 30, 2015 was 256,206 ounces (see Note 5 - Ore on Leach Pads).
The Company’s ability to continue as a going concern is contingent upon its ability to comply with the covenants contained in the DIP Credit Agreement (as discussed and defined in Note 3 - Chapter 11 Bankruptcy Filing), the Bankruptcy Court’s confirmation of the Company’s Reorganization Plan (as discussed and defined in Note 3 - Chapter 11 Bankruptcy Filing), and the Company’s ability to successfully implement the Reorganization Plan, among other factors. In addition, both while the Company operates as a “debtor-in-possession” and following the Court’s confirmation of the Company’s Reorganization Plan (if such confirmation happens at all), the Company needs to achieve its sales, production, cost, and other operating targets to continue as a going concern.
The Company is committed to an orderly resolution of its liquidity situation and financial restructuring that will permit it to continue its operations and attempt to preserve the value of its assets and its overall enterprise value. However, there can be no assurance that the Company will be successful in doing so, and the Company is dependent on a financial restructuring to continue as a going concern. At this time, the Company does not have an expected time-frame for, or an expectation with respect to, the restart of mining operations, if at all.
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
2. Accounting Pronouncements
Recently Adopted

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
In April 2015, the FASB and the International Accounting Standards Board issued guidance related to debt issuance costs. This update simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Company’s consolidated financial position, results of operations, or cash flows.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 303): Simplifying the Measurement of Inventory.” ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. It applies to entities that measure inventory using a method other than last-in, first-out or the retail inventory method. The update is effective in fiscal years, including interim periods, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on the Company’s consolidated financial position, results of operations, or cash flows.

3. Chapter 11 Bankruptcy Filing
Commencement of Voluntary Bankruptcy
On March 10, 2015 (the “Petition Date”), the Company announced an agreement (the “Original Restructuring Support Agreement”) (discussed below) with (1) certain holders (the “Initial Consenting Noteholders”) collectively owning or controlling in excess of 67% of the aggregate outstanding principal amount of the CDN$400.0 million 8.75% senior unsecured notes due 2019 (the “Notes”), issued by the Company pursuant to that certain indenture dated as of May 25, 2012 (as amended, supplemented or otherwise modified from time to time, the “Indenture”), by and between the Company and Computershare Trust Company of Canada, as trustee, and (2) the Company’s secured bank lenders as defined in the Original Restructuring Support Agreement (the “Secured Lenders” and, together with the Initial Consenting Noteholders and any additional holders of Notes that become party thereto, the “Restructuring Support Parties”) to effectuate the Original Restructuring Transaction (as defined below) that would de-lever the Company’s balance sheet and enable the Company and certain of its domestic direct and indirect subsidiaries (together with the Company, the “Debtors”) to implement a financial restructuring.
In order to implement the Original Restructuring Transaction, on the Petition Date, the Debtors filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. The Debtors’ chapter 11 cases (the “Chapter 11 Cases”) are

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

being jointly administered under Case No. 15-10503. The Debtors continue to operate their business as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. During the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of business require the prior approval of the Bankruptcy Court.
To facilitate the administration of the cases and minimize disruption to the Debtors’ operations, on the Petition Date and thereafter, the Debtors filed certain “first day” and “second day” motions and applications with the Bankruptcy Court seeking certain relief. Specifically, the Debtors, among other things, sought authority to: (i) obtain secured postpetition financing (as discussed below); (ii) pay certain employee, insurance and tax obligations; (iii) pay claims of certain critical vendors, shippers, warehousemen, miscellaneous lien claimants and claimants who may assert claims arising under Bankruptcy Code section 503(b)(9); (iv) provide adequate assurance of payment to certain utility providers; and (v) maintain their cash management system. In addition, the Debtors sought (a) to establish procedures for the sale of certain de minimis assets; (b) approval to retain various professionals of the Debtors; (c) to establish procedures for the retention of ordinary course professionals and compensation of various other professionals; and (d) authority to enter into a stalking horse purchase agreement for the sale of the Debtors’ 75 exploration properties and related assets and approval of bidding procedures in connection therewith (as discussed below). The Bankruptcy Court has entered various orders granting the relief requested in the various motions and applications, as applicable, in connection with each of the foregoing.
Consequences of the Bankruptcy Filing
The commencement of the chapter 11 filing constituted an event of default with respect to each and all of the Company’s debt agreements described in Note 12 - Debt; however, the Company believes that the ability of the lenders to seek remedies to enforce their respective rights against the Company are stayed and creditor’s rights of enforcement against the Company are subject to the applicable provisions of the Bankruptcy Code. Additionally, certain Creditor Parties (as defined below) have agreed to support the Amended Restructuring Transaction (as defined below).
The United States Trustee for the District of Delaware (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “Unsecured Creditors Committee”) and a committee of equity security holders (the “Equity Committee”). The Unsecured Creditors Committee and the Equity Committee, and their respective legal representatives, have a right to be heard on certain matters that come before the Bankruptcy Court affecting the Debtors. There can be no assurance that the Unsecured Creditors Committee and/or the Equity Committee will support the Debtors’ position on matters to be presented to the Bankruptcy Court in the future or with respect to the a plan of reorganization (as amended or modified from time to time, the “Reorganization Plan”).
Notice of Suspended Trading and Delisting from Stock Exchanges
On March 10, 2015, the Company received notice from the NYSE MKT LLC (the “NYSE MKT”) that the NYSE MKT had suspended the Company’s common stock from trading immediately and determined to commence proceedings to delist the Company’s common stock pursuant to Section 1003(c)(iii) of the NYSE MKT LLC Company Guide, which occurred on May 12, 2015. The NYSE MKT’s determination was based on the filings in the Chapter 11 Cases, which contemplate that the Company’s common stock will be extinguished pursuant to the Reorganization Plan. The last day that the Company’s common stock traded on the NYSE MKT was March 9, 2015.
On March 10, 2015, the Toronto Stock Exchange (“TSX”) suspended the Company’s common stock from trading immediately while the TSX reviewed the Company’s continued eligibility for listing under the TSX’s Expedited Review Process. The suspension and delisting were based on the filing of the Chapter 11 Cases, the Company’s financial condition and/or operating results, and whether the Company had adequate working capital and appropriate capital structure. The Company did not take any further action to appeal the TSX’s decision. On March 17, 2015, the TSX determined to delist the Company’s common stock at the close of business on April 16, 2015. The last day that the Company’s common stock traded on the TSX was March 9, 2015.
On March 10, 2015, the Company’s common stock began being traded in the over-the-counter market under the symbol “ANVGQ”.
Fresh Start Accounting
As required by accounting Standards Codification (“ASC”) 852 “Reorganizations,” if the Company meets the applicable criteria, the Company may be required to adopt fresh start accounting upon emergence from chapter 11 under the Bankruptcy Code.
Original Restructuring Support Agreement and Amended and Restated Restructuring Support Agreement

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Original Restructuring Support Agreement and term sheet (the “Original Term Sheet”) attached thereto and incorporated therein, set forth, subject to certain conditions, the commitment to and obligations of, on the one hand, the Company, and on the other hand, the Restructuring Support Parties in connection with a restructuring of the Company’s debt and equity (including the Company’s common stock) (the “Original Restructuring Transaction”) pursuant to the Reorganization Plan.
Since the Petition Date, the Company has faced extraordinary challenges to its mining operations, including (i) employee attrition, (ii) a refusal by key vendors to contract with the Company on commercially reasonable terms, (iii) a materially slower than forecasted recovery rate of gold and silver ounces from its ore and (iv) continuing low gold prices.
Consequently, the Debtors could not comply with several of the covenants in the Original Restructuring Support Agreement, giving rise to the Restructuring Support Parties’ right to terminate the Original Restructuring Support Agreement. In order to preserve the Company’s ability to exit chapter 11 quickly and efficiently and to maximize recoveries for its creditors, the Company engaged in extensive negotiations with the Restructuring Support Parties regarding amendments to the Original Restructuring Support Agreement and Reorganization Plan necessitated by the change in the Company’s financial and operational circumstances. The Company and the Restructuring Support Parties successfully negotiated the terms of an amended and restated restructuring support agreement (the “Amended and Restated Restructuring Support Agreement”) with the Restructuring Support Parties, which was executed on July 23, 2015. The Amended and Restated Restructuring Support Agreement, the amended term sheet (the “Amended Term Sheet”) and the Amended Reorganization Plan (the “Amended Reorganization Plan “) attached thereto contemplate certain modifications to the Original Restructuring Transaction (the “Amended Restructuring Transaction”) pursuant to the Reorganization Plan.
The Amended and Restated Restructuring Support Agreement, the Amended Term Sheet and the Amended Reorganization Plan attached thereto contemplate that the Company will reorganize as a going concern. Specifically, the material terms of the Amended Reorganization Plan are expected to effect, among other things, and subject to certain conditions and as more particularly set forth in the Amended and Restated Restructuring Support Agreement, the Amended Term Sheet and Amended Reorganization Plan, upon the effective date of the Amended Reorganization Plan, a substantial reduction in the Company’s funded debt obligations by, among other things:

•	the issuance of a new first lien term loan credit facility in exchange for outstanding indebtedness and exposure under:
(1) the Third Amended and Restated Credit Agreement (the “Revolver”), which had approximately $75.4 million of borrowings, issued letters of credit and accrued interest as of the Petition Date (see Note 12 - Debt for additional information); and
(2) the close-out amount of the Company’s cross currency swap liability and diesel swaps liability owed to the Bank of Nova Scotia, which approximated $86.3 million as of March 11, 2015 (see Note 20 - Derivative Instruments for additional information);

•	the issuance of a new second lien convertible term loan credit facility by the Exit Facility Lenders (as defined below, see Note 12 - Debt for additional information);

•	the issuance of new common stock to holders of unsecured claims; and

•	the satisfaction of claims under the DIP Facility (as hereinafter defined) in cash.
If the Amended Restructuring Transaction is consummated as contemplated by the Amended Restructuring Support Agreement, the Amended Term Sheet and the Amended Reorganization Plan, the Company’s common stock and warrants to purchase shares of the common stock will be extinguished. Holders of the Company’s common stock and holders of the Company’s outstanding warrants to purchase shares of the common stock will receive no recovery on account of these holdings.
The Amended and Restated Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet certain milestones related to confirmation and consummation of the Amended Reorganization Plan, among other items, and certain breaches by the parties under the Amended and Restated Restructuring Support Agreement.
On July 23, 2015, the Debtors obtained an exit facility commitment letter (the “Exit Facility Commitment Letter”) from certain affiliates or related funds of six institutions (collectively, the “Exit Facility Lenders”) to secure the financing necessary for the consummation of the Amended Restructuring Transaction contemplated under the Amended and Restated Restructuring Support Agreement and the Amended Plan. Pursuant to the Exit Facility Commitment Letter, and subject to the terms and conditions thereof, the Exit Facility Lenders have agreed to the purchase of new second lien convertible debt in the reorganized Company in an amount such that the initial aggregate principal amount of the new second lien convertible debt will not exceed $80 million (see Note 12 - Debt for additional information).

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

On July 23, 2015, the Company filed with the Bankruptcy Court its Amended Disclosure Statement for the Debtors’ Amended Joint Chapter 11 Plan of Reorganization (the “Amended Disclosure Statement”) whereby it outlines the proposed settlement with each class of claims against and equity interests in the debtor. The proposed settlement is consistent with the Amended Reorganization Plan. On August 20, 2015, the Bankruptcy Court will hear a motion to approve the adequacy of information in the Disclosure Statement, establish deadlines and procedures for voting on the Amended Reorganization Plan, approve solicitation and balloting procedures, establish procedures for tabulation of the votes, establish deadlines and procedures for filing objections to the proposed assumption of executory contracts and unexpired leases and proposed cure amounts associated therewith and schedule a confirmation hearing.
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
363 Asset Sales
On June 29, 2015, the Company completed the sale (the “Sale”) of certain of the Company’s exploration properties and related assets (excluding the Hycroft operation) (the “Acquired Assets”) to Clover Nevada LLC (“Clover Nevada”), a wholly-owned subsidiary of Waterton Precious Metals Fund II Cayman, LP, which was approved by the Bankruptcy Court on June 18, 2015.
The Acquired Assets consist of 75 mineral exploration properties and assets encompassing approximately 165,000 acres of land in the State of Nevada. The Acquired Assets include all of Allied Nevada’s patented and unpatented mining claims and rights associated with properties other than Hycroft, including any royalties or similar interests.
The Sale was completed pursuant to that certain Asset Purchase Agreement, dated as of April 27, 2015, by and among the Company and certain of its wholly-owned subsidiaries and Clover Nevada, for an aggregate purchase price of $17.5 million.
Short-Term Incentive Program
On May 11, 2015, the Debtors filed with the Bankruptcy Court a motion (the “KEIP Motion”) seeking authority to implement a short-term incentive program (the “KEIP”) for 95 non-insider employees who have a significant impact on the Debtors’ short-term operational performance. The maximum aggregate payout under the KEIP for the second and third quarters of 2015 is approximately $1.4 million. The KEIP Motion and supporting declarations to such motion include important information about the Company and the Company’s work force (including factors relating to its work force that caused the Debtors to seek implementation of the KEIP). The motion was approved by the Bankruptcy Court on May 28, 2015.
In connection with the Company’s announcement of the suspension of mining operations (see Note 1 - Basis of Presentation), on July 8, 2015, the Debtors filed with the Bankruptcy Court a motion (the “Amended KEIP Motion”) seeking authority to supersede the KEIP Motion and implement a revised short-term incentive program (the “Insider KEIP”) for the four officers of the Company, a key employee retention plan (the “KERP”) for 51 non-insider employees all of whom have a significant impact on the Debtors’ short-term operational performance and a tier-based severance program for all of its remaining employees. The maximum payments under the Insider KEIP and the KERP are $0.54 million and $0.68 million, respectively. The plans are designed to stabilize the workforce and to incentivize the employees to remain with the Debtors through the effectiveness of the Amended Reorganization Plan. The Amended KEIP Motion and supporting declarations to such motion include important information about the Company and the Company’s work force (including factors relating to its work force that caused the Debtors to seek implementation of the Insider KEIP and the KERP).
DIP Credit Agreement
On March 12, 2015, in connection with the Chapter 11 Cases, the Company entered into a Secured Multiple Draw Debtor-in-Possession Credit Agreement (as amended by that certain Waiver and Amendment No. 1, dated as of May 7, 2015, and as further amended, waived or otherwise modified from time to time prior to the date hereof, the “DIP Credit Agreement”), among

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

the Company, as borrower, the direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors, Wilmington Savings Funds Society, FSB, as administrative agent and collateral agent and the lenders from time to time party thereto.
The Company has obtained additional waivers from the majority DIP lenders, for certain defaults or anticipated defaults, in connection with, among other things, (1) the Company’s suspension of operation of the Hycroft Mine, (2) the non-payment of capital leases, (3) the failure to meet the milestones set forth in the DIP Credit Agreement so long as the Company is complying with the milestones set forth in the Amended and Restated Restructuring Support Agreement (subject to an extension of 30 days for each milestone), (4) the failure to comply with the “Total Ounces Gold Sold Covenant” and “Total Ounces Gold Equivalent Sold Covenant”, in each case, with respect to the 4 weeks periods ending through August 16, 2015, and (5) the failure to comply with the “Total Monthly Gold Produced Covenant” with respect to the monthly periods ended through July 31, 2015 (collectively, the “Current and Anticipated Waivers”). In addition, the majority DIP lenders have agreed to waive, but subject to the retraction, termination and/or withdrawal of such waiver upon notice by the majority DIP lenders, any prospective default, in connection with, among other things, the Company’s failure (x) to deliver any update to the approved budget solely as a result of the delayed approval by the majority DIP lenders of such update, and (y) to meet the “Total Ounces Gold Sold Covenant,” the “Total Ounces Gold Equivalent Sold Covenant” and “Total Monthly Gold Produced Covenant” with respect to the test periods beyond those covered by the Current and Anticipated Waivers.
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
Reorganization Items, Net
Expenses, gains, and losses directly associated with reorganization efforts and the Chapter 11 Cases are reported as Reorganization items, net. The following table provides a listing of reorganization items (in thousands):

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
Cross currency swap valuation adjustment - Note 20	$—	$82,175
Term loan obligation and Notes carrying value adjustment	834	8,875
Legal and professional fees	9,457	16,974
Diesel swaps valuation adjustment - Note 20	—	(415)
Warrant liability valuation adjustment - Note 18	—	(4,644)
	$10,291	$102,965
The $82.2 million cross currency swap valuation adjustment and the $(0.4) million diesel swaps valuation adjustment represent the increase (decrease) in the mark-to-market close-out amounts owed to the swap counterparties as a result of the Chapter 11 Cases over the respective fair value of these financial instruments prior to the filing of the Chapter 11 Cases. The $0.8 million and the $8.1 million Term loan obligation and Notes carrying value adjustment represents the write-down of unamortized debt issuance costs which adjusted the net carrying value of the term loan obligations and Notes, respectively, to the currently estimated allowed claim amount. The $(4.6) million warrant liability adjustment represents a decrease in fair value to these financial instruments as it is not expected that the warrants will be exercisable as a result of the Chapter 11 Cases.
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

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The determination of how liabilities will ultimately be treated or settled cannot be made until the Bankruptcy Court confirms the Amended Reorganization Plan and, accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time. The following table provides a listing of the estimated pre-petition liabilities included in Liabilities subject to compromise (in thousands):

June 30, 2015
Notes(1) - Note 12	$316,640
Accounts payable	15,900
Capital lease and term loan obligations - Note 12	118,984
Term and Security Deposit Loan	17,974
Interest payable - Note 12	9,136
Cross currency swap derivative instrument - Note 20	891
Accrued compensation and benefits	182
$479,707
(1) Amount represents the CDN $400.0 million face amount of the issuance translated to U.S. dollars using the exchange rate on the Petition Date.
Interest Expense
As discussed in Note 12 - Debt, effective as of the Petition Date, the Company ceased recording interest expense on certain outstanding pre-petition debt classified within Liabilities subject to compromise as interest owed after the Petition Date on such obligations is not expected to be paid during the Chapter 11 Cases and is not expected to be an allowed claim.
The Company paid interest (and principal) on its capital lease and term loan obligations from the Petition Date to June 28, 2015. Beginning on June 29, 2015, the Company ceased making principal and interest payments on most of its capital lease and term loan obligations (the “Delinquent Capital Leases”) and does not expect to make further payments during the Chapter 11 Cases on the Delinquent Capital Leases. As there is uncertainty surrounding the value that a third-party may attribute to the underlying security on these Delinquent Capital Leases, they have been classified as Liabilities subject to compromise.
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
4. Inventories
The following table provides the components of inventories and the estimated recoverable gold ounces therein (in thousands, except ounces):

	June 30, 2015		December 31, 2014
	Amount	Gold ounces	Amount	Gold ounces
Materials and supplies	$12,480		$15,303
Merrill-Crowe in-process	2,617	2,078	3,723	3,228
Carbon column in-process	194	159	312	269
Doré finished goods	890	710	1,619	1,402
	$16,181	2,947	$20,957	4,899
As of June 30, 2015 and December 31, 2014, production-related Inventories included $0.8 million and $1.3 million, respectively, of capitalized non-cash depreciation and amortization costs.

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Ore On Leach Pads
The following table summarizes ore on leach pads and the estimated recoverable gold ounces therein (in thousands, except ounces):

	June 30, 2015		December 31, 2014
	Amount	Gold ounces	Amount	Gold ounces
Ore on leach pads, current	$193,077	179,344	$214,444	183,615

Ore on leach pads, non-current	$82,748	76,862	$91,904	78,692
As of June 30, 2015 and December 31, 2014, Ore on leach pads, current and non-current included $62.0 million and $73.7 million, respectively, of capitalized non-cash depreciation and amortization costs.
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

	Three months ended June 30,		Six months ended June 30,
Type of previously incurred cost	2015	2014	2015	2014
Cash production costs	$39,384	$—	$67,609	$—
Allocated depreciation and amortization	11,279	—	20,074	—
Write-down of production related inventories	$50,663	$—	$87,683	$—

Period-end LBMA metal prices used in write-down calculation
Price per gold ounce	$1,171.00	$1,315.00	$1,171.00	$1,315.00
Price per silver ounce	$15.70	$20.87	$15.70	$20.87
Further declines from June 30, 2015 metal price levels and/or future production costs per gold ounce greater than the June 30, 2015 carrying value per gold ounce included in Ore on leach pads could result in, or contribute to, additional future write-downs of production-related inventories.

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Prepaids and Other Assets
The following table provides the components of prepaids and other assets (in thousands):

	June 30, 2015	December 31, 2014
Prepaids and other
Prepaids	$4,482	$5,839
Nevada net proceeds taxes receivable	1,415	972
Deposits	205	252
Federal income taxes receivable	—	605
Other	91	90
	$6,193	$7,758
Other assets, non-current
Debt issuance costs, net	$666	$10,352
Reclamation policy premium, net	296	356
	$962	$10,708
As discussed in Note 3 - Chapter 11 Bankruptcy Filing, during the three and six months ended June 30, 2015, unamortized debt issuance costs of approximately $8.1 million were reclassified to the net carrying value of the Company’s Notes and subsequently charged to Reorganization items, net. Additionally, during the three months ended June 30, 2015, $0.8 million in unamortized issuance costs related to term loan obligations were written off as payments are no longer being made on these obligations.
7. Assets Held For Sale
The following table provides the components of assets held for sale (in thousands):

Description	June 30, 2015	December 31, 2014
Mine equipment	$3,162	$42,083	(1)
Single family homes	—	2,275
	$3,162	$44,358
(1) Unpaid debt on mine equipment held for sale totaled $28.2 million as of December 31, 2014. See Note 12 - Debt for additional detail.
Assets held for sale at June 30, 2015 was comprised of used assets, including $1.2 million for a mobile crusher, $0.9 million for haul trucks, $0.4 million for blasthole drills, $0.3 million for wheel loaders, $0.3 million for excavators and $0.06 million for other equipment. Assets held for sale at December 31, 2014 included $24.5 million for shovels, $6.7 million for used haul trucks, $4.8 million for new and used blasthole drills, $3.7 million for a mobile crusher, $2.3 million for single family homes, $1.6 million for a carbon strip plant and $0.7 million for other equipment. As the Company has ceased making principal and interest payments on most of its capital lease and terms obligations and the term and security deposit loan (as noted in Note 3 - Chapter 11 Bankruptcy Filing and Note 12 - Debt) and plans to return the related equipment to the lessors/lender those assets previously shown as held for sale ($10.2 million in mine equipment and $18.0 million for an electric rope shovel) are now included in Plant, equipment, and mine development, net - Mine equipment. During the three months ended June 30, 2015, the Company recorded a $11.7 million loss included in Loss on assets classified as held for sale and asset dispositions, net as a result of disposition of the single family homes, related settlement of temporary housing facility rental payments and the adjustment to the fair value of the remaining equipment classified as held for sale.
During the first three months of 2015, the Company recorded a loss of $16.9 million included in Loss on assets classified as held for sale and asset dispositions, net related to the $34.4 million of exploration properties and related assets that were sold to Clover Nevada for $17.5 million as discussed in Note 3 - Chapter 11 Bankruptcy Filing. The transaction was approved by the Bankruptcy Court on June 18, 2015 and the sale was completed June 29, 2015. The result of the transaction was to reduce Assets held for sale by the carrying value of $17.5 million and increase restricted cash by the same amount, pursuant to the June 18, 2015 Court Order requiring that the proceeds be placed in a segregated interest-bearing bank account maintained by the Debtors, pending agreement amongst the Restructuring Support Parties on the distribution of the funds.
8. Mineral Properties, Net

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Sale of Mineral Properties
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

9. Restricted Cash
The following table provides the components of restricted cash (in thousands):

Obligation collateralized	June 30, 2015	December 31, 2014
Asset retirement obligation surety bonds	$38,147	$38,147
Revolving credit agreement - Note 12	—	10,000
Security deposit from sale of properties	17,500	—
	$55,647	$48,147
As a result of the Chapter 11 Cases discussed in Note 3 - Chapter 11 Bankruptcy Filing, during the six months ended June 30, 2015, the lenders to the Company’s Revolver redeemed the $10.0 million in restricted deposits which reduced the outstanding borrowings under the Revolver by the same amount. See Note 12 - Debt for additional detail on the Revolver. During the three and six months ended June 30, 2015, security deposits increased by the $17.5 million proceeds from the sale of exploration properties and related assets, which is discussed in Note 7 - Assets Held For Sale and Note 3 - Chapter 11 Bankruptcy Filing.
10. Plant, Equipment, and Mine Development, Net
The following table provides the components of plant, equipment, and mine development, net (in thousands):

	Depreciable life or method	June 30, 2015	December 31, 2014
Mine equipment	5 - 7 years	$218,601	$280,833
Mine development	Units-of-production	97,450	96,964
Leach pads	Units-of-production	81,446	81,446
Process equipment	Units-of-production	19,948	79,551
Buildings and leasehold improvements	10 years	16,577	26,175
Furniture, fixtures, and office equipment	2 - 3 years	4,289	4,417
Vehicles	3 - 5 years	2,420	2,943
Construction in progress and other(1)		53,928	79,938
		494,659	652,267
Less: accumulated depreciation and amortization		(225,760)	(208,978)
		$268,899	$443,289
(1) Construction in progress at June 30, 2015 consisted primarily of mill components.
As a result of declining metal prices and the Company’s decision to suspend mining operations, discussed in Note 1 - Basis of Presentation, all long-lived assets have been further reviewed for impairment as of June 30, 2015. In the absence of future cash flows from new ore placed on the leach pads, this analysis has resulted in a $179.6 million write-down to plant and equipment assets which are now carried at fair value.
Mine development and leach pad construction costs were deemed a separate asset group for which the fair value was determined to exceed the carrying value based on the in situ value per gold-equivalent ounce reserve. As a result, an impairment was not recorded for this asset group.

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Other Liabilities
The following table summarizes the components of other liabilities, current and non-current (in thousands):

	June 30, 2015	December 31, 2014
Other liabilities, current
Derivative instruments - Note 20	$86,307	$8,628
Accrued compensation	2,185	3,253
Other	116	128
	$88,608	$12,009
Other liabilities, non-current
Accounts payable	$1,188	$5,188
Deferred royalty income	—	1,109
Derivative instruments - Note 20	—	45,017
Other	56	56
	$1,244	$51,370
12. Debt
Secured Multiple Draw Debtor in Possession Credit Agreement
In connection with the Chapter 11 Cases, on March 12, 2015, the Company entered into a Secured Multiple Draw Debtor in Possession Credit Agreement (the “DIP Credit Agreement”), among the Company, as borrower, the direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors, Wilmington Savings Funds Society, FSB, as administrative agent, and collateral agent and the lenders from time to time party thereto. On April 17, 2015, the Bankruptcy Court entered an order (the “Final DIP Order”) authorizing the Debtors to borrow in an aggregate principal amount of up to $78.0 million (the “DIP Facility”) under the DIP Credit Agreement. As of June 30, 2015, $50.7 million was outstanding, which was funded pursuant to the Bankruptcy Court’s order on March 12, 2015 granting interim approval of the DIP Facility and subsequent order on April 17, 2015, granting final approval of the DIP Facility. The Company will pay interest on the principal outstanding balance under the DIP Facility on a monthly basis at a rate of 12.0% per annum, 6.0% to be paid in cash and 6.0% to be paid in kind. Upon occurrence of certain triggering events set forth in the Original Term Sheet, all interest under the DIP Facility will be paid in cash. Such triggering events occur if: (1) the loans under the DIP Facility are repaid in their entirety in cash or (2) the loans under the DIP Facility are repaid, or are required to be repaid, prior to the scheduled maturity date under the DIP Facility (including by voluntary prepayment, mandatory prepayment, upon acceleration or otherwise).
The obligations under the DIP Credit Agreement are guaranteed by the Company’s subsidiaries and secured by a continuing security interest in all of Company’s property and assets (subject only to a carve-out, the liens existing on the Petition Date and adequate protection liens) in accordance with section 364(c)(2) of the Bankruptcy Code, including (i) a perfected first-priority security interest in the collateral that is not otherwise encumbered as of the Petition Date (subordinate only to adequate protection liens granted in respect of the secured bank debt), (ii) a perfected junior security interest in all collateral that are subject to valid and perfected liens in existence as of the Petition Date or to valid liens in existence as of the Petition Date and perfected subsequent to the Petition Date as permitted by subsection 546(b) of the Bankruptcy Code, and (iii) a perfected first-priority senior, priming, security interest in the collateral junior only to a carve-out, the permitted liens, the liens securing the secured bank debt and the adequate protection liens granted in respect of the secured bank debt. Except to the extent set forth in the DIP Credit Agreement and any Bankruptcy Court orders entered or to be entered in connection therewith, the liens securing the Company’s secured bank debt shall be senior in priority to the liens securing the Company’s obligations under the DIP Credit Agreement.
The Company anticipates using the proceeds of the DIP Facility primarily for (1) purposes permitted by orders of the Bankruptcy Court, including ongoing debtor-in-possession working capital purposes, (2) the payment of fees, costs and expenses, and (3) other general corporate purposes, in each case, only to the extent permitted under applicable law, under or as permitted by the DIP Credit Agreement, the orders of the Bankruptcy Court, and in accordance with the approved budget.
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

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
As discussed in Note 3 - Chapter 11 Bankruptcy Filing, the Company was not able to comply with several of the covenants in the DIP Credit Agreement. However, the Company has obtained waivers from the majority DIP lenders, for certain defaults or anticipated defaults, in connection with the Current and Anticipated Waivers (the “Retractable Waivers”). In addition, the majority DIP lenders have agreed to waive, but subject to the retraction, termination and/or withdrawal of such waiver upon notice by the majority DIP lenders, any prospective default, in connection with, among other things, the Company’s failure (x) to deliver any update to the approved budget solely as a result of the delayed approval by the majority DIP lenders of such update and (y) to meet the “Total Ounces Gold Sold Covenant,” the “Total Ounces Gold Equivalent Sold Covenant” and “Total Monthly Gold Produced Covenant” with respect to the test periods beyond those covered by the Current and Anticipated Waivers.
If the Company is unable to comply with, or obtain a waiver from the majority DIP lenders of, any of the other covenants contained in the DIP Credit Agreement, or the majority DIP lenders retract any of the Retractable Waivers, there could be a default under the terms of such agreement, which could result in an acceleration of repayment and prevent the Company from borrowing additional funds under the DIP Credit Agreement. The Company is dependent on a financial restructuring to have any possibility to continue as a going concern. If the Company is unable to maintain compliance with the covenants (or obtain waivers for non-compliance) contained in the DIP Credit Agreement the Company’s ability to successfully recapitalize its balance sheet and emerge from bankruptcy significantly decreases and may not be possible.
The Initial Consenting Noteholders, and/or certain affiliates, and/or related funds or vehicles of the Initial Consenting Noteholders have agreed to provide a backstop to the commitments in respect of the DIP Facility to the extent there is a shortfall (in such capacity, collectively, the “Backstop DIP Lenders”) in exchange for the put option payments described below and in the Original Term Sheet. Each of the Backstop DIP Lenders shall receive its pro rata portion of a non-refundable backstop put option payment of $2.34 million (3.0% of the $78.0 million commitment under the DIP Facility) payable in the form of the new second lien convertible term loan credit facility described above or, subject to the conditions set forth in the Original Term Sheet, in cash.
In addition, the Company paid to the lenders under the DIP Facility a non-refundable upfront cash put option payment on a pro rata basis in the aggregate amount of $0.78 million (1.0% of the $78.0 million commitment under the DIP Facility) upon the initial funding of the DIP Facility on March 12, 2015. The Company shall also pay to lenders under the DIP Facility a non-refundable upfront put option payment payable in the aggregate amount of $3.12 million (4.0% of the $78.0 million commitment under the DIP Facility) in the form of the new second lien convertible term loans or, subject to certain conditions set forth in the Original Term Sheet, in cash.
The maturity date of the DIP Credit Agreement is March 12, 2016, one year from the March 12, 2015, execution of the DIP Credit Agreement. The DIP Credit Agreement and DIP Facility shall terminate upon the earlier to occur of (a) the date of acceleration of the term loans under the DIP Credit Agreement and the termination of the commitment available under the DIP Facility upon an event of default, (b) the date of consummation of any sale of all or substantially all of the assets of the Company pursuant to Bankruptcy Code section 363, (c) the effective date of the Amended Reorganization Plan and (d) March 12, 2016.
As outlined in the Amended Disclosure Statement the DIP Facility, pursuant to the Amended and Restated Restructuring Support Agreement, is to be satisfied in cash upon the effective date of the Amended Reorganization Plan.
On July 23, 2015, the Debtors obtained an Exit Facility Commitment Letter from the Exit Facility Lenders to secure the financing necessary for the consummation of the Amended Restructuring Transaction contemplated under the Amended and Restated Restructuring Support Agreement and the Amended Reorganization Plan. Pursuant to the Exit Facility Commitment Letter, and subject to the terms and conditions thereof, the Exit Facility Lenders have agreed to the purchase of new second lien convertible debt (the “New Second Lien Convertible Notes”) in the reorganized Company in an amount such that the initial principal amount of the New Second Lien Convertible Notes will not exceed $80 million.
In consideration for the Company’s right to call the commitments of the Exit Facility Lenders to purchase the New Second Lien Convertible Notes, the Company shall be required to make a non-refundable put option payment to the Exit Facility Lenders equal to $5 million (the “Exit Facility Put Option Payment”). The Debtors shall satisfy their obligation to pay

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

the Exit Facility Put Option Payment on the effective date of the Amended Reorganization Plan through the issuance of New Second Lien Convertible Notes.
The New Second Lien Convertible Notes will mature on the date that is 5 years after the effective date of the Amended Reorganization Plan and bear interest at a rate of 15% per annum, payable in kind on a quarterly basis.
The New Second Lien Convertible Notes (including all principal (including all interest that has been added to the principal of the New Second Lien Convertible Notes) and all accrued and unpaid interest) shall be convertible at an initial conversion price that is equal to the equity value of a share of new common stock as of the effective date of the Amended Reorganization Plan, as determined by the Company and the Exit Facility Lenders, subject to anti-dilution protection.
At any time and from time to time, each holder of New Second Lien Convertible Notes shall have the right to convert all or any portion of the New Second Lien Convertible Notes (including all principal (including all interest that has been added to the principal of the New Second Lien Convertible Notes) and all accrued and unpaid interest) at such holder’s option into a number of shares of new common stock equal to the amount of New Second Lien Convertible Notes being converted by such holder (including all principal (including all interest that has been added to the principal of the New Second Lien Convertible Notes) and all accrued and unpaid interest being converted), divided by the conversion price then in effect.
If (a) any Debtor enters into an agreement (including, without limitation, any agreement in principle, letter of intent, memorandum of understanding or definitive agreement) with respect to any alternative transaction, (b) the Bankruptcy Court approves or authorizes any alternative transaction with respect to any of the Debtors or (c) any Debtor consummates any alternative transaction, in any such case described in clause (a), clause (b) or clause (c) of this paragraph, at any time (x) prior to the termination of the Exit Facility Commitment Letter in accordance with the terms thereof or (y) within twelve (12) months following the termination of the Exit Facility Commitment Letter, then the Debtors will pay to the Exit Facility Lenders liquidated damages in cash in the aggregate amount of $3 million.
The Exit Facility Commitment Letter may be terminated upon the occurrence of certain events and certain breaches by the parties under the Exit Facility Commitment Letter.
Debt Covenants
In addition to those which are contained in the DIP Credit Agreement (discussed above), the Company’s debt agreements entered into prior to the Petition Date (collectively the “Pre-Petition Debt Agreements”) contain representations and warranties, events of default, and covenants that are customary for agreements of such types. The Company’s Pre-Petition Debt Agreements contain cross-default and cross-acceleration clauses, which mean that an event of default or covenant violation under any of the Company’s debt agreements may result in the acceleration of substantially all of its outstanding debt. The commencement of the Chapter 11 Cases discussed in Note 3 - Chapter 11 Bankruptcy Filing constituted an event of default under the Company’s Pre-Petition Debt Agreements and, accordingly, as of June 30, 2015 and December 31, 2014, the Company has classified its debt balances within Debt, current and Liabilities subject to compromise.
Debt Balances
The following table summarizes the components of debt (in thousands):

Description	Stated Maturity	June 30, 2015		December 31, 2014
Debt, current:
Capital lease and term loan obligations	2015 to December 2020	$6,593		$146,489	(1)
Revolving Credit Agreement	April 2016	64,950		31,000
DIP Credit Agreement	Variable - See terms above	50,706		—
8.75% Senior Notes (2)	June 2019	—		344,800
Term and Security Deposit loan	2015 to March 2022	—		17,974	(3)
		$122,249		$540,263
Liabilities subject to compromise:
8.75% Senior Notes (2)	June 2019	$316,640		$—
Capital lease and term loan obligations	2015 to March 2022	118,984		—
Term and Security Deposit Loan	2015 to March 2022	17,974	(3)	—
		$453,598		$—
(1) Includes borrowings of $10.2 million as of December 31, 2014 for mine equipment included in Assets held for sale.
(2) Prior to the event of default, effective interest rate of 8.375% after cross currency swap. See Note 20 - Derivative Instruments for additional detail.
(3) Entire borrowing is attributable to the third rope shovel.

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Debt, Current
Revolving Credit Agreement
In May 2014, the Company entered into the Revolver which amended and restated the December 2013 Second Amended and Restated Credit Agreement (the “Previous Revolver”). The Revolver was collateralized by substantially all of the Company’s assets and, as such, this balance is excluded from Liabilities subject to compromise. Prior amounts available to the Company under the Revolver were determined by a Borrowing Base (as defined in the Revolver) that made up to $75.0 million available to the Company depending upon 80% of the net realizable value of the gold and silver in the Company’s ore on leach pads, in-process, and finished goods inventories less estimated remaining processing and selling costs. As of June 30, 2015, the Revolver balance was $65.0 million, which resulted from the full $75.0 million of capacity being drawn or committed through letters of credit as of the Petition Date and subsequently reduced by the $10.0 million in restricted cash collateral held (and realized) by the lenders to the Revolver (as discussed in Note 9 - Restricted Cash).
Borrowings under the Revolver bear interest per annum at either LIBOR plus 4.5% or at an Alternate Base Rate, as defined in the Revolver, plus 3.5%. Financial letters of credit and non-financial letters of credit bear interest per annum at 4.50% and 2.70%, respectively.
In December 2013, when the Company entered into the Previous Revolver, which amended and restated the October 2012 Amended and Restated Credit Agreement (the “2012 Revolver”), two lenders under the 2012 Revolver exited the credit facility. These two lenders were holders of a portion of the Notes cross currency swap which, in December 2013, ceased being collateralized by the security they held as lenders to the 2012 Revolver. As a result, the Company was required to fully collateralize any mark-to-market liability position for 22% of the cross currency swap, which was the portion held by these two lenders, with cash, letters of credit, or a combination of the two. As of the Petition Date, the Company had remitted $3.6 million of cash and issued $18.5 million of financial letters of credit to collateralize the mark-to-market liability position of 22% of the cross currency swap which was realized by counterparties as discussed in Note 3 - Chapter 11 Bankruptcy Filing and Note 20 - Derivative Instruments.
Debt Subject to Compromise
Capital Lease and Term Loan Obligations
The Company’s capital lease and term loan obligations are for the purchase of mining equipment, bear interest at rates between 4% - 7% per annum, and primarily carry 60 - 84-month terms.
As discussed in Note 3 - Chapter 11 Bankruptcy Filing, the Company ceased paying principal and interest on the Delinquent Capital Leases after June 28, 2015 and does not expect to make further payments during the Chapter 11 Cases on these obligations. As there is uncertainty surrounding the value that a third-party may attribute to the underlying security on these Delinquent Capital Leases, they have been classified as Liabilities subject to compromise. The Company continues to make payments on a few of the capital lease obligations, including three dozers, two graders, and an excavator (the “Current Lease Obligations”) and intends to continue to do so. The Current Lease Obligations are classified as Debt - current. The following is a summary of the stated scheduled future minimum payments under both the Delinquent Capital Leases and the Current Lease Obligations as of June 30, 2015 (in thousands):

	Minimum Lease Payments
Fiscal Year	Current Lease Obligations	Delinquent Capital Leases
2015	$2,334	$31,724
2016	3,453	40,404
2017	1,147	31,844
2018	—	11,898
2019	—	8,578
Thereafter	—	6,673
Less: interest	(341)	(12,137)
Net minimum capital lease payments	6,593	118,984
Senior Notes
In May 2012, the Company issued CDN $400.0 million of uncollateralized Notes which pay interest semi-annually at the rate of 8.75% per annum. Concurrent with the issuance of the Notes, the Company entered into a cross currency swap agreement based upon a notional amount of $400.4 million (the gross proceeds to the Company from the issuance) which fixed

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

the interest rate at 8.375% prior to the event of default and early termination of the cross currency swap described in Note 20 - Derivative Instruments. The Notes balance was $316.6 million based upon the U.S. dollar to Canadian dollar exchange rate on the Petition Date, decreasing from the December 31, 2014 balance of $344.8 million which resulted in a $28.2 million gain (included in Other, net) during the six months ended June 30, 2015. The Notes, which are unsecured, are guaranteed by most of the Company’s currently wholly-owned subsidiaries, including Hycroft Resources & Development Inc., which owns the Hycroft Mine and produces gold and silver, and are included within Liabilities subject to compromise.
Term and Security Deposit Loan Agreement
In March 2013, the Company entered into a Term and Security Deposit Loan Agreement (the “Loan Agreement”) related to the purchase of three electric rope shovels. Under the Loan Agreement, the Company was made available up to $60.0 million ($20.0 million for each shovel) for scheduled advance security deposit payments pursuant to purchase agreements for the electric rope shovels and up to $90.0 million ($30.0 million for each shovel) in term loan financing to fund the purchase of the electric rope shovels once commissioned at the Hycroft Mine. Under the Loan Agreement, as electric rope shovels were commissioned, amounts previously advanced to the Company for security deposits, together with the remaining purchase price of each electric rope shovel, were converted to term loan obligations. During 2013, the Company commissioned two (of the three) electric rope shovels and, as such, amounts borrowed for these two shovels are included in capital lease and term loan obligations. Advances for security deposits under the Loan Agreement bear an interest rate determined by an applicable rate plus the three month LIBOR, which approximated 4.7% at June 30, 2015, although the Company ceased recording interest on this obligation on the Petition Date, as noted below. The two executed term loan obligations for the commissioned shovels carry seven year terms and bear interest at a fixed rate of approximately 5.7%.
The $18.0 million of outstanding principal for the Loan Agreement relates to advances for the purchase of the third electric rope shovel (which is included in Plant, Equipment, and Mine Development, Net). Although borrowings under the Loan Agreement are secured by the third electric rope shovel, the Company (1) believes the value attributable by a third-party to the third electric rope shovel may be less than the outstanding principal and accrued interest of $1.6 million (which indicates this liability is under-secured) and (2) expects to compromise on this agreement during the bankruptcy process and, accordingly, this obligation is included within Liabilities subject to compromise.
Interest Expense and Interest Payable
Effective as of the Petition Date, the Company ceased recording interest expense on certain outstanding pre-petition debt classified within Liabilities subject to compromise as interest owed after the Petition Date on such obligations is not expected to be paid during the Chapter 11 Cases and is not expected to be an allowed claim. During each of the three and six months ended June 30, 2015, contractual interest expense which would have been accrued absent the Chapter 11 Cases, but has not been recorded in these Condensed Consolidated Financial Statements, totaled approximately $8.4 million and $10.5 million for the Notes and $0.3 million and $0.4 million for the Loan Agreement (for the third electric rope shovel), respectively. The following table summarizes the components of recorded interest expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
8.75% Senior Notes(1)	$—	$8,360	$4,667	$16,629
Capital lease and term loan obligations	1,644	2,275	3,290	3,819
DIP Credit Agreement interest and issuance costs	1,190	—	2,242	—
Revolver interest and standby fees	728	313	1,425	516
Amortization of debt issuance costs	226	675	815	1,308
Term and Security Deposit loan	—	224	177	445
Other interest expense	580	123	625	282
Capitalized interest	—	(641)	—	(5,883)
	$4,368	$11,329	$13,241	$17,116
(1) Prior to the event of default, effective interest rate of 8.375% after cross currency swap. See Note 20 - Derivative Instruments for additional detail.

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the components of interest payable (in thousands):

Description	June 30, 2015
Interest payable:
Revolving Credit Agreement	$801

Liabilities subject to compromise:
8.75% Senior Notes	$7,515
Term and Security Deposit loan	1,621
$9,136
13. Revenue
The table below is a summary of the Company’s gold and silver revenue (in thousands, except ounces sold):

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
	Amount	Ounces sold	Amount	Ounces sold	Amount	Ounces sold	Amount	Ounces sold
Gold revenue	$36,437	30,714	$73,713	57,050	$87,263	72,557	$150,946	116,520
Silver revenue	3,547	218,169	9,410	474,832	7,966	484,050	17,702	881,066
	$39,984		$83,123		$95,229		$168,648
14. Other, Net
The table below is a summary of the Company’s other income and expense (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015		2014	2015		2014
Foreign currency transaction gain (loss) on Notes - Note 12	$—		$(12,800)	$28,160		1,400
Reclassification of gain (loss) into earnings from Accumulated other comprehensive income for cross currency swap - Note 20	—		12,800	—		(1,400)
Change in fair value of cross currency swap through the Petition Date - Note 20	—		—	21,969		—
Loss on diesel swap settlements	—		—	(1,137)		—
Other	1,142	(1)	(52)	1,065	(1)	(38)
	$1,142		$(52)	$50,057		$(38)
(1) Includes deferred revenue from advanced minimum royalties, which was recognized as income upon sale of properties.
15. Income Taxes
For the six months ended June 30, 2015, the Company recorded income tax benefit of nil which was the result of applying an estimated annual effective tax rate of approximately 0.0% to $257.8 million Loss before income taxes. The estimated annual effective tax rate varied from the United States statutory rate of 35% primarily as a result of an expected increase to the Company’s full valuation allowance related to current year results.
For the six months ended June 30, 2014, the Company recorded income tax expense of approximately $3.4 million which included $2.8 million of income tax expense from income taxed at the estimated annual effective rate of approximately 33.9% and $0.6 million of additional income tax expense for discrete items related to stock-based compensation that were recognized as incurred.
Historically, the Company has not been subject to state or foreign income taxes as all of the Company’s operations and properties are located within Nevada, which does not impose a state income tax.  As necessary, the Company provides a reserve against the benefits of uncertain tax positions taken in its tax filings that are not more likely than not to be sustained upon examination. Based on the weight of available evidence, the Company does not believe it has taken any uncertain tax positions that require the establishment of a reserve. The Company has not recorded any interest or penalties related to income tax liabilities as of June 30, 2015.

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

16. (Loss) Income Per Share
The following table sets forth the computation of basic and diluted (loss) income per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net (loss) income available to common stockholders:	$(257,849)	$4,376	$(366,323)	$4,708
Weighted average common shares:
Basic	127,168	104,765	126,939	104,665
Effect of shares granted under the:
Restricted Share Unit Plan	—	1,480	—	1,661
Deferred Phantom Unit Plan	—	248	—	248
Deferred Share Unit Plan	—	299	—	217
2007 Stock Option Plan	—	—	—	—
Performance and Incentive Pay Plan	—	236	—	118
Diluted	127,168	107,028	126,939	106,909
(Loss) income per share:
Basic	$(2.03)	$0.04	$(2.89)	$0.04
Diluted	$(2.03)	$0.04	$(2.89)	$0.04
During the three and six months ended June 30, 2015, the Company’s basic average common shares and diluted average common shares were the same because the effect of potential shares of common stock was anti-dilutive due to the Company’s net loss. Had the Company generated net income, during the three and six months ended June 30, 2015, the effects from 10,875,000 warrants, 863,552 restricted share units, 380,560 deferred share units, and 248,136 deferred phantom units would have been included in the diluted average common shares calculation.
17. Stock-Based Compensation
As of June 30, 2015, the Company was permitted to grant awards under the Deferred Phantom Unit Plan, the Deferred Share Unit Plan, and the Performance and Incentive Pay Plan. The Company is no longer permitted to grant awards under the Restricted Share Unit Plan or the 2007 Stock Option Plan.
The following tables summarize the Company’s stock-based compensation cost and unrecognized stock-based compensation cost by plan (in thousands):

	Three months ended June 30,		Six months ended June 30,
Stock-based compensation cost by plan	2015	2014	2015	2014
Restricted Share Unit	$370	$1,369	$1,874	$2,717
Performance and Incentive Pay	40	65	81	65
Deferred Share Unit	—	200	200	462
	$410	$1,634	$2,155	$3,244

	June 30,
Unrecognized stock-based compensation cost by plan	2015	2014
Restricted Share Unit	$4,389	$10,675
Performance and Incentive Pay	448	1,084
Deferred Share Unit	—	600
	$4,837	$12,359
The following table summarizes activity of the Company’s stock-based compensation plans:

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30, 2015
	Restricted Share Unit	Performance and Incentive Pay	Deferred Share Unit	2007 Stock Option	Deferred Phantom Unit
Outstanding on January 1,	2,021,081	302,871	380,560	500,000	248,136
Canceled/forfeited	(293,203)	(130,596)	—	—	—
Outstanding, end of period	1,727,878	172,275	380,560	500,000	248,136
Vested and unissued/exercisable, end of period	949,657	86,944	380,560	500,000	248,136

18. Warrants
In December 2014, the Company completed a public offering which included the sale of 10,875,000 warrants to purchase shares of common stock. The warrants contain a “down-round” provision, which means that any new issuances of common stock (or securities convertible into common stock) at a price, exercise price, or conversion price below the then current exercise price of the warrants ($1.10 per share at June 30, 2015) will result in the exercise price of the warrants being reduced to match the price, exercise price or conversion price of such new issuance of common stock (or securities convertible into common stock). The down-round provision precludes the warrants from being considered indexed to the Company’s own stock; thus, the warrants do not qualify for a scope exception from derivative accounting. Accordingly, the Company’s outstanding warrants are accounted for as derivative instruments and recorded as assets or liabilities at fair value with periodic changes in fair value included in Other, net.
As a result of the Company’s filing of the Chapter 11 Cases (discussed in Note 3 - Chapter 11 Bankruptcy Filing), it is not expected that the warrants will be exercisable which resulted in their value being reduced to zero. The following table summarizes activity of the Company’s warrant liability and warrants (in thousands, except warrants):

	Six months ended June 30, 2015
	Amount	Warrants
Balance, beginning of year	$4,644	10,875,000
Change in fair value included in Reorganization items, net - Note 3	(4,644)	—
Balance, end of year	$—	10,875,000
Refer to Note 19 - Fair Value Measurements for additional information on the Company’s warrants.
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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Certain financial instruments, including cash and equivalents, accounts receivable, prepaids and other, accounts payable, and other liabilities, are carried at cost, which approximates fair value due to the short-term nature of these instruments. There were no changes to the Company’s valuation techniques during the three and six months ended June 30, 2015.

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands).

Assets	June 30, 2015	December 31, 2014	Input Hierarchy Level
Assets held for sale:
Mine equipment - Note 7	$3,162	$42,083	Level 2
Single family homes - Note 7	—	2,275	Level 2
	$3,162	$44,358

Liabilities
Derivative instruments:
Cross currency swap - Note 20	$—	$43,389	Level 2
Diesel swaps - Note 20	—	4,644	Level 2
Warrant liability - Notes 18 and 20	—	5,612	Level 2
	$—	$53,645
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
Derivative Instruments
As discussed in Note 20 - Derivative Instruments, the Company’s cross currency swap and diesel swaps are no longer carried at fair value and are included in Other liabilities, current and Liabilities subject to compromise at the remaining close-out amounts due. As discussed in Note 18 - Warrants, as a result of the Company’s filing of the Chapter 11 Cases (discussed in Note 3 - Chapter 11 Bankruptcy Filing), it is not expected that the warrants will be exercisable which resulted in their value being reduced to zero. Prior to the filing of the Chapter 11 Cases, as of December 31, 2014, the fair value of the Company’s warrant liability was determined using a Monte Carlo simulation-based valuation model, which incorporated the down-round provision.
20. Derivative Instruments
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
Derivative Instruments Carrying Values and Fair Values
The following table is a summary of the carrying values (as of June 30, 2015) and fair values (as of December 31, 2014) of the Company’s derivative instruments and the location in which they are recorded (in thousands):

	June 30, 2015			December 31, 2014
	Other liabilities, current	Liabilities subject to compromise	Total	Other liabilities, current	Other liabilities, non-current	Total
Cross currency swap	$80,624	$891	$81,515	$3,016	$40,373	$43,389
Diesel swaps	5,683	—	5,683	5,612	—	5,612
Warrant liability - Note 18	—	—	—	—	4,644	4,644
	$86,307	$891	$87,198	$8,628	$45,017	$53,645

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

The filing of the Chapter 11 Cases discussed in Note 3 - Chapter 11 Bankruptcy Filing constituted an event of default under each of the diesel and cross currency swap agreements. The amounts shown as of June 30, 2015 represent the remaining close-out amounts due for these pre-petition financial instruments determined as of the Petition Date as such financial instruments will no longer be adjusted to fair value at the end of each reporting period. The $86.3 million included in Other liabilities, current is owed to a secured counterparty whereas the $0.9 million included in Liabilities subject to compromise is the remaining amount owed to unsecured counterparties following their redemption of $18.5 million of letters of credit and $3.6 million of cash held by them which collateralized a portion of the Company’s cross currency swap liability position (as further discussed in Note 12 - Debt).
The roll forward below provides additional detail for the Company’s cross currency swap and diesel swap liabilities, including the location in which changes in fair value and losses were recorded to (in thousands):

	Six months ended June 30, 2015
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
During the six months ended June 30, 2015, the $22.0 million gain from the change in fair value of the cross currency swap resulted from an increase in the credit default swap input used to value this financial instrument (which more than offset the decrease in the CDN$:US$ exchange rate).
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
The following table sets forth changes in Accumulated other comprehensive income (loss) and the impacts that the previously designated cash flow hedges had on the Company’s earnings during the six months ended June 30, 2014 (in thousands):

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

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

21. Segment Information
The Company is engaged in the operation of the Hycroft Mine and the evaluation, exploration, and advancement of gold exploration and development projects in Nevada. Segments are defined as components of the Company for which separate financial information is available that is evaluated regularly by the executive decision-making group in assessing performance, establishing operating plans and budgets, and deciding how to allocate resources. Segment information as of and for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

Three months ended June 30,	Hycroft Mine	Exploration	Corporate and Other	Total
2015
Revenue - Note 13	$39,984	$—	$—	$39,984
Depreciation and amortization	9,940	—	228	10,168
Write-down of production inventories - Note 5	50,663	—	—	50,663
Loss from operations	(241,602)	(530)	(2,208)	(244,340)
Interest income	—	—	8	8
Interest expense - Note 12	(1,691)	—	(2,677)	(4,368)
Other, net - Note 14	17	1,124	1	1,142
Reorganization items, net - Note 3	—	—	(10,291)	(10,291)
Loss before income taxes	(243,276)	594	(15,167)	(257,849)
Total assets	625,768	—	25,585	651,353
Capital expenditures	$3,340	$—	$—	$3,340
2014
Revenue - Note 13	$83,123	$—	$—	$83,123
Depreciation and amortization	17,386	—	248	17,634
Income (loss) from operations	5,298	18,814	(6,017)	18,095
Interest income	—	—	2	2
Interest expense - Note 12	(2,622)	—	(8,707)	(11,329)
Other, net - Note 14	26	—	(78)	(52)
Income (loss) before income taxes	2,702	18,814	(14,800)	6,716
Total assets	1,378,491	37,348	44,660	1,460,499
Capital expenditures	$24,190	$—	$—	$24,190

ALLIED NEVADA GOLD CORP.
(Debtor-In-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

Six months ended June 30,	Hycroft Mine	Exploration	Corporate and Other	Total
2015
Revenue - Note 13	$95,229	$—	$—	$95,229
Depreciation and amortization	20,808	—	469	21,277
Write-down of production inventories - Note 5	87,683	—	—	87,683
Loss from operations	(273,866)	(18,020)	(8,304)	(300,190)
Interest income	7	—	9	16
Interest expense - Note 12	(3,560)	—	(9,681)	(13,241)
Other, net - Note 14	(43)	1,124	48,976	50,057
Reorganization items, net - Note 3	—	—	(102,965)	(102,965)
Loss before income taxes	(277,462)	(16,896)	(71,965)	(366,323)
Total assets	625,768	—	25,585	651,353
Capital expenditures	$3,638	$—	$—	$3,638
2014
Revenue - Note 13	$168,648	$—	$—	$168,648
Depreciation and amortization	30,755	—	510	31,265
Income (loss) from operations	19,644	18,086	(12,504)	25,226
Interest income	5	—	10	15
Interest expense - Note 12	(4,546)	—	(12,570)	(17,116)
Other, net - Note 14	36	—	(74)	(38)
Income (loss) before income taxes	15,139	18,086	(25,138)	8,087
Total assets	1,378,491	37,348	44,660	1,460,499
Capital expenditures	$67,614	$—	$—	$67,614

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
At June 30, 2015, the Company had purchase obligations totaling $4.7 million for the purchase of mill components and capital items associated with the expansion projects of the Hycroft Mine. The Company expects purchase obligations to be satisfied through cash payments.
Net Profit Royalty
A portion of the Hycroft Mine is subject to a mining lease that requires a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims. The mining lease also requires an annual advance payment of $120,000 every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid approximately $2.2 million through June 30, 2015. As mining activities have been suspended, no annual payments are due until such time that mining activities resume.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “we”, “us”, “our”, the “Company”, and “Allied Nevada” refer to Allied Nevada Gold Corp. and its subsidiaries. The following discussion, which has been prepared based on information available to us as of August 7, 2015, provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as our interim unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2014. References to “$” refers to United States currency and “CDN $” to Canadian currency.
Introduction to the Company
We are a U.S.-based primary gold producer in the state of Nevada. Gold and silver sales represent 100% of our revenues and the market prices of gold and silver significantly impact our financial position, operating results, and cash flows.
Our sole operating mine, the Hycroft Mine (“Hycroft”), is an open-pit heap leach operation and during the year ended December 31, 2014 we sold 216,937 ounces of gold and 1,841,737 ounces of silver produced at Hycroft. As of December 31, 2014, Hycroft had proven and probable mineral reserves of 10.6 million ounces of gold and 465.3 million ounces of silver, which are contained in heap leach and mill ores. We currently recover metals contained in oxide ores through our heap leach operations. However, on July 8, 2015, the Company announced that it had suspended mining operations to maximize cash flow and minimize spending through the remainder of the chapter 11 process (as discussed below). The Company continues to process and produce gold and silver through the operation of the heap leach pads and Merrill-Crowe processing plants.
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
Although our past mill expansion project efforts included ordering the mills themselves, motors and mill drives, foundation preparation, mill-related engineering, and obtaining the required permits to begin construction, for the reasons discussed below we do not believe any further progress will occur on a mill expansion project until we emerge from bankruptcy and receive the Bankruptcy Court’s (as defined below) confirmation of our Amended Reorganization Plan (as defined below) (if such emergence or confirmation happens at all).
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
On the Petition Date, we entered into an agreement (the “Original Restructuring Support Agreement”) with certain holders (the “Initial Consenting Noteholders”) collectively owning or controlling in excess of 67% of our May 2012 senior notes (the “Notes”) and our secured bank lenders (the “Secured Lenders” and together with the Initial Consenting Noteholders and any additional holders of Notes that become party thereto, the “Restructuring Support Parties”) to effectuate a restructuring of our debt and equity (the “Original Restructuring Transaction”) pursuant to a plan of reorganization (the “Reorganization Plan”). On March 12, 2015, we entered into a Secured Multiple Draw Debtor In Possession Credit Agreement (the “DIP Credit Agreement”) which was intended to provide us with sufficient liquidity during the time period required to develop, implement, and receive Court confirmation of a reorganization plan.
The Original Restructuring Support Agreement and term sheet (the “Original Term Sheet”) attached thereto and incorporated therein, set forth, subject to certain conditions, the commitment to and obligations of, on the one hand, us, and on the other hand, the Restructuring Support Parties in connection with a restructuring of our debt and equity (including our common stock) (the “Original Restructuring Transaction”) pursuant to the Reorganization Plan.
Since the Petition Date, we have faced extraordinary challenges to its mining operations, including (i) employee attrition, (ii) a refusal by key vendors to contract with us on commercially reasonable terms, (iii) a materially slower than forecasted recovery rate of gold and silver ounces from its ore and (iv) continuing low gold prices.

Consequently, the Debtors could not comply with several of the covenants in the Original Restructuring Support Agreement, giving rise to the Restructuring Support Parties’ right to terminate the Original Restructuring Support Agreement. In order to preserve our ability to exit chapter 11 quickly and efficiently and to maximize recoveries for its creditors, we engaged in extensive negotiations with the Restructuring Support Parties regarding amendments to the Original Restructuring Support Agreement and Reorganization Plan necessitated by the change in our financial and operational circumstances. The Company and the Restructuring Support Parties successfully negotiated the terms of an amended and restated restructuring support agreement (the “Amended and Restated Restructuring Support Agreement”) with the Restructuring Support Parties, which was executed on July 23, 2015. The Amended and Restated Restructuring Support Agreement, the amended term sheet (the “Amended Term Sheet”) and the amended Reorganization Plan (the “Amended Reorganization Plan”) attached thereto contemplate certain modifications to the Original Restructuring Transaction (the “Amended Restructuring Transaction”).
The Amended and Restated Restructuring Support Agreement, the Amended Term Sheet and the Amended Reorganization Plan attached thereto contemplate that we will reorganize as a going concern. Specifically, the material terms of the Amended Reorganization Plan are expected to effect, among other things, and subject to certain conditions and as more particularly set forth in the Amended and Restated Restructuring Support Agreement, the Amended Term Sheet and Amended Reorganization Plan, upon the effective date of the Amended Reorganization Plan, a substantial reduction in our funded debt obligations by, among other things:

•	the issuance of a new first lien term loan credit facility in exchange for outstanding indebtedness and exposure under:
(1) the Third Amended and Restated Credit Agreement (the “Revolver”), which had approximately $75.4 million of borrowings, issued letters of credit and accrued interest as of the Petition Date (see Note 12 - Debt to the Notes to Condensed Consolidated Financial Statements for additional information); and
(2) the close-out amount of our cross currency swap liability and diesel swaps liability owed to the Bank of Nova Scotia, which approximated $86.3 million as of March 11, 2015 (see Note 20 - Derivative Instruments to the Notes to Condensed Consolidated Financial Statementsfor additional information);

•
the issuance of a new second lien convertible term loan credit facility by the Exit Facility Lenders (as defined below, see Note 12 - Debt to the Notes to Condensed Consolidated Financial Statements for additional information);

•	the issuance of new common stock to holders of unsecured claims; and

•	the satisfaction of claims under the DIP Facility (as defined herein) in cash.
If the Amended Restructuring Transaction is consummated as contemplated by the Amended and Restated Restructuring Support Agreement, the Amended Term Sheet and the Amended Reorganization Plan, our common stock and warrants to purchase shares of our common stock will be extinguished. Holders of our common stock and holders of our outstanding warrants to purchase shares of our common stock will receive no recovery on account of these holdings.
On July 23, 2015, the Debtors obtained an exit facility commitment letter (the “Exit Facility Commitment Letter”) from certain affiliates or related funds of six institutions (collectively, the “Exit Facility Lenders”) to secure the financing necessary for the consummation of the Amended Restructuring Transaction contemplated under the Amended and Restated Restructuring Support Agreement and the Amended Reorganization Plan. Pursuant to the Exit Facility Commitment Letter, and subject to the terms and conditions thereof, the Exit Facility Lenders have agreed to the purchase of new second lien convertible debt in the reorganized Company in an amount such that the initial principal amount of the new second lien convertible term debt will not exceed $80 million (see Note 12 - Debt to the Notes to Condensed Consolidated Financial Statements for additional information).
As discussed in the Liquidity and Capital Resources section of this MD&A, borrowings under the DIP Credit Agreement increased our June 30, 2015 cash and cash equivalents balance and improved our near-term liquidity. As discussed in the Results of Operations section of this MD&A, during the second quarter and first six months of 2015 we incurred $10.3 million and $103.0 million, respectively, of reorganization items, net for expenses, gains, and losses directly associated with our reorganization efforts and the Chapter 11 Cases.
For a more detailed discussion of the Chapter 11 Cases and the impacts (both financial and non-financial) the bankruptcy filings had on us, see Note 3 - Chapter 11 Bankruptcy Filing to the Notes to Condensed Consolidated Financial Statements.
Going Concern
As discussed in Note 1 - Basis of Presentation to the Notes to Condensed Consolidated Financial Statements, events and conditions exist that, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern because it is probable that we will be unable to meet our obligations as they become due within one year after the date that these financial statements were issued. We continue to operate and produce gold at our Hycroft Mine as a “debtor-in-possession” during the bankruptcy process. However, on July 8, 2015, we announced that we had suspended mining operations to maximize cash flow and minimize spending through the remainder of the chapter 11 process. We continue to process and produce gold and silver through the operation of the heap leach pads and Merrill-Crowe processing plants. Inventory on the heap leach pads at June 30, 2015 was 256,206 gold ounces (see Note 5 - Ore on Leach Pads to the Notes to Condensed Consolidated Financial Statements for additional information).
Our ability to continue as a going concern is contingent upon our ability to comply with the covenants contained in the DIP Credit Agreement, the Bankruptcy Court’s confirmation of our Amended Reorganization Plan, and our ability to successfully implement the Amended Reorganization Plan, among other factors. In addition, both while we operate as a “debtor-in-possession” and following the Bankruptcy Court’s confirmation of our Amended Reorganization Plan (if such confirmation happens at all), we will need to achieve our sales, production, cost, and other operating targets to continue as a going concern.
We are committed to an orderly resolution of our liquidity situation and financial restructuring that will permit us to continue our operations and attempt to preserve the value of our assets and overall enterprise value. However, there can be no assurance that we will be successful in doing so, and we are dependent on a financial restructuring to have any possibility to continue as a going concern. At this time, we do not have an expected time-frame for, or an expectation with respect to, the restart of mining operations, if at all.
Executive Summary
Our second quarter 2015 highlights and significant developments included the following, which are discussed in further detail throughout this MD&A:
Health and safety: We remain committed to our core values, health and safety, and operated in a safety-conscious and environmentally responsible manner. Regrettably, we had a fatality at our Hycroft Mine during the quarter. We continued to implement programs designed to increase our employees’ knowledge and awareness of mine-site health and safety and environmental responsibility.
Chapter 11 Cases: As discussed above and in Note 3 - Chapter 11 Bankruptcy Filing to the Notes to Condensed Consolidated Financial Statements, on March 10, 2015, we filed the Chapter 11 Cases with the Bankruptcy Court which, if successful, are expected to recapitalize our balance sheet by reducing our debt balances while concurrently providing additional liquidity.
Ounces sold: Gold ounces sold totaled 30,714 ounces and silver ounces sold totaled 218,169 ounces, as during the latter half of 2014 and early 2015 we mined increased waste to open up new mining areas for the remaining 2015 mine plan and experienced slower than expected leaching of the acid leach material which was placed on the leach pads during the fourth quarter of 2014.
Net loss: Our net loss was $(257.8) million as we incurred significant charges and losses from a write-down of production inventories, a write-down on long-lived assets, losses on assets classified as held for sale and asset dispositions, and reorganization items.
Hycroft operations: We mined a total of 18.9 million tons, which included 8.8 million ore tons placed on the leach pads containing approximately 33,445 recoverable ounces of gold.

Hycroft Mine
Operations
Key operating statistics for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Ore mined (000’s tons)	8,837	10,911	15,739	21,695
Ore mined and stockpiled (000’s tons)	—	156	—	2,318
Waste mined (000’s tons)	10,042	14,471	25,948	26,523
	18,879	25,538	41,687	50,536
Ore mined grade - gold (oz/ton)	0.008	0.010	0.009	0.010
Ore mined grade - silver (oz/ton)	0.207	0.418	0.310	0.361
Ounces produced - gold	30,188	56,864	70,605	116,978
Ounces produced - silver	214,873	481,151	464,348	893,657
Ounces sold - gold	30,714	57,050	72,557	116,520
Ounces sold - silver	218,169	474,832	484,050	881,066
Average realized price - gold ($/oz)	$1,186	$1,292	$1,203	$1,295
Average realized price - silver ($/oz)	$16	$20	$16	$20
Adjusted cash costs per ounce, excluding write-down[1]	$821	$806	$829	$807
Adjusted cash costs per ounce[1]	$2,103	$806	$1,761	$807
During the second quarter and first six months of 2015, we mined a total of 18.9 million tons and 41.7 million tons, respectively, which included ore tons placed on the leach pads totaling 8.8 million and 15.7 million, respectively. We continued to mine through waste early in the second quarter to gain access to ore. Overall, the second quarter 2015 waste to ore strip ratio decreased to 1.1:1.0, compared to 2.3:1.0 in the prior quarter and 1.3:1.0 for the same period of 2014.
The lower gold ounce sales during both the three and six months ended June 30, 2015 were primarily the result of (1) the decision made to focus on moving additional waste in the latter half of 2014 and early 2015 to open up mining areas for the remainder of 2015, thereby lowering the number of ore tons and recoverable ounces placed on the leach pads in those periods, and (2) slower than expected leaching of the acid leach material which was placed on the leach pads during the fourth quarter of 2014.
Our adjusted cash costs per ounce1 (excluding write-down) during the second quarter of 2015 were slightly higher (approximately $15) compared to the same period of 2014 as our average carrying value per gold ounce included in inventories was comparable during each period due in part to write-downs of production inventories during the fourth quarter of 2014 and first quarter of 2015. The average cost per gold ounce included in the beginning balance of each quarter’s Ore on leachpads was $1,164 and $1,257 as of March 31, 2015 and 2014, respectively. During both the second quarter and first six months of 2015, our adjusted cash costs per ounce1 were negatively impacted by a $4 decrease in the average realized silver price compared to the same periods of 2014. As discussed in Note 5 - Ore On Leach Pads to our Notes to Condensed Consolidated Financial Statements, we recorded a $50.7 million write-down of ore on leach pads during the second quarter of 2015. This write-down negatively impacted our adjusted cash costs per ounce1 by $1,282 and $932 during the second quarter and first six months of 2015, respectively.

[1]
The term “adjusted cash costs per ounce” is a non-GAAP financial measure. Non-GAAP financial measures do not have any standardized meaning prescribed by GAAP and, therefore, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. See the section on “Non-GAAP Financial Measures” in this MD&A for additional information.

Results of Operations
Revenue
Gold revenue
The table below summarizes changes in gold revenue, ounces sold, and average realized prices for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total gold revenue (thousands)	$36,437	$73,713	$87,263	$150,946
Gold ounces sold	30,714	57,050	72,557	116,520
Average realized price (per ounce)	$1,186	$1,292	$1,203	$1,295

	2015 vs. 2014		2015 vs. 2014
The change in gold revenue was attributable to (thousands):
Decrease in ounces sold	$(34,028)		$(56,952)
Decrease in average realized price	(6,033)		(10,809)
Effect of average realized price decrease on ounces sold decrease	2,785		4,078
	$(37,276)		$(63,683)
During the second quarter and first six months of 2015 our gold revenue decreased by approximately 51% and 42%, respectively, from the same periods of 2014, primarily due to decreases of 46% (or -26,336 ounces) and 38% (or -43,963 ounces), respectively, in the number of gold ounces sold. The lower gold ounce sales were primarily the result of (1) the decision made in the latter half of 2014 to focus on moving additional waste to open up mining areas for 2015, thereby lowering the number of ore tons placed on the leach pads during the second half of 2014 and early 2015, and (2) slower than expected leaching of the acid leach material which was placed on the leach pads during the fourth quarter of 2014. Additionally, during the second quarter and first six months of 2015, our gold revenue was negatively impacted by decreases of $106 (or -8%) and $92 (or -7%), respectively, in the average realized price per ounce compared to the same periods of 2014.
Silver revenue
The table below summarizes changes in silver revenue, ounces sold, and average realized prices for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total silver revenue (thousands)	$3,547	$9,410	$7,966	$17,702
Silver ounces sold	218,169	474,832	484,050	881,066
Average realized price (per ounce)	$16	$20	$16	$20

	2015 vs. 2014		2015 vs. 2014
The change in silver revenue was attributable to (thousands):
Decrease in ounces sold	$(5,087)		$(7,977)
Decrease in average realized price	(1,690)		(3,202)
Effect of average realized price decrease on ounces sold decrease	914		1,443
	$(5,863)		$(9,736)
For the reasons discussed in the above Gold revenue section, during the second quarter and first six months of 2015 our silver revenue decreased by approximately 62% and 55% from the same periods of 2014 primarily due to decreases of 54% (or -256,663 ounces) and 45% (or -397,016 ounces), respectively, in the number of silver ounces sold. Our silver to gold ounces sold ratio for the first six months of 2015 was 6.7:1.0, compared to 7.6:1.0 for the same period of 2014, as in each period, the majority of gold ounces sold was from solution processed through our Merrill-Crowe plants which yield higher silver concentrations and recoveries than solution processed through our carbon columns. When compared to the 2014 periods, silver revenue for both the second quarter and first six months of 2015 was negatively impacted by a decrease of $4 (or -18%) in the average realized price per ounce.
Total cost of sales

Total cost of sales consists of production costs, depreciation and amortization, and write-downs of production inventories. The table below summarizes changes in total cost of sales for the following periods (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Production costs	$28,768	$55,367	$68,101	$111,725
Depreciation and amortization	10,168	17,634	21,277	31,265
Write-down of production inventories	50,663	—	87,683	—
Total cost of sales	$89,599	$73,001	$177,061	$142,990

	2015 vs. 2014		2015 vs. 2014
The change in cost of sales was attributable to:
Decrease in gold ounces sold	$(33,699)		$(53,950)
(Decrease) increase in average cost of sales per ounce	(679)		543
Effect of average cost per ounce increase (decrease) on ounces sold decrease	313		(205)
	(34,065)		(53,612)
Write-down of production inventories	50,663		87,683
	$16,598		$34,071
As discussed above in the Gold Revenue section, during the second quarter and first six months of 2015 we sold 46% (or -26,336 ounces) and 38% (or -43,963 ounces), respectively, fewer gold ounces than the same periods of 2014 which lowered our total cost of sales (excluding write-down), but was more than offset by write-downs of $50.7 million and $87.7 million, respectively, to production inventories (see below).
Production costs
Production costs per gold ounce sold during the second quarter and first six months of 2015 totaled $937 and $939, respectively, compared to the 2014 periods totaling $970 and $959, respectively. Our average carrying value per gold ounce included in inventories was lower in the 2015 periods due in part to write-downs of production inventories during the third quarter of 2014 and first quarter of 2015. Early in the second quarter of 2015 we continued to mine through waste to gain access to ore to be mined later in 2015. Our waste to ore strip ratio during the second quarter and first six months of 2015 was 1.1:1.0 and 1.6:1.0, respectively, compared to the 2014 periods of 1.3:1.0 and 1.2:1.0, respectively. The increased cost of mining this additional waste during the first quarter and early in the second quarter increased our average cash production costs per gold ounce placed on the leach pads, and was a significant contributing factor to the write-down of production inventories (see below).
Depreciation and amortization
Depreciation and amortization per gold ounce sold for the three and six months ended June 30, 2015 was $331 and $293, respectively, compared to the same periods of 2014 totaling $309 and $268, respectively. These variances are largely due to the reduction in gold ounces sold as the amount of plant, equipment, and mine development in-service during each period was comparable.
Write-down of production inventories
Due to metal price levels decreasing during the quarter and increased production costs, as of June 30, 2015, the carrying value of our ore on leach pads (current and non-current) was adjusted to its estimated market value calculated in accordance with our lower of cost or market accounting policy. Further declines from June 30, 2015 metal price levels ($1,171.00 per gold ounce and $15.70 per silver ounce) and/or future production costs per gold ounce greater than the June 30, 2015 carrying value per gold ounce included in ore on leach pads could result in, or contribute to, additional future write-downs of production-related inventories. Write-downs have not been related to any metallurgical balancing analytics or changes to recovery rates. See Note 5 - Ore On Leach Pads to the Notes to Condensed Consolidated Financial Statements for additional information.
Exploration, development, and land holding

Exploration, development, and land holding totaled $0.5 million and $1.1 million during the second quarter and first six months of 2015, respectively, compared to the same periods of 2014 totaling $0.7 million and $1.4 million, respectively. These consist primarily of compensation and benefit costs for our exploration employees and land holding and claim maintenance fees. We do not expect any exploration activities during the remainder of 2015. As further discussed in Note 3 - Chapter 11 Bankruptcy Filing to the Notes to Condensed Consolidated Financial Statements, on June 29, 2015, we completed the sale of our non-Hycroft exploration properties and related assets for $17.5 million, following approval by the Bankruptcy Court on June 18, 2015.
General and administrative
During the second quarter and first six months of 2015, General and administrative totaled $2.6 million and $8.5 million, respectively, compared to the same periods of 2014 which totaled $5.8 million and $12.0 million, respectively. During the 2015 periods, there were significant decreases in compensation and benefit costs (from reduced staff levels at our corporate office) as well as external consulting costs.
Write-down of long-lived assets
Write-down of long-lived assets totaled $179.6 million during both the second quarter and first six months of 2015, due to impairments recorded as of June 30, 2015. As a result of continued low metal prices and the Company’s decision to suspend mining operations, discussed in Note 1 - Basis of Presentation to the Notes to Condensed Consolidated Financial Statements, all long-lived assets have been further reviewed for impairment as of June 30, 2015. In the absence of future cash flows from new ore placed on the leach pads, this analysis has resulted in a $179.6 million write-down to plant and equipment assets which are now carried at fair value. Mine development and leach pad construction costs were deemed a separate asset group for which the fair value was determined to exceed the carrying value based on the in situ value per gold-equivalent ounce reserve. As a result, an impairment was not recorded for this asset group. There were no comparable transactions during the same periods of 2014.
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
Loss on assets classified as held for sale and asset dispositions, net
During the second quarter and first six months of 2015, we recorded losses of $11.7 million and $28.6 million, respectively, on assets classified as held for sale and asset dispositions. During the second quarter of 2015, the $11.7 million loss was largely related to the disposition of single family homes and related settlement of temporary housing facility rental payments ($9.5 million) and the adjustment to the fair value of the remaining equipment classified as held for sale ($2.2 million). The six months ended June 30, 2015 included an additional $16.9 million loss largely from classifying our portfolio of exploration mineral properties as held for sale discussed in Note 7 - Assets Held For Sale to the Notes to Condensed Consolidated Financial Statements.
During the second quarter and first six months of 2014, we recorded losses of $4.8 million and $6.0 million, respectively, on assets classified as held for sale and asset dispositions, which primarily resulted from classifying four used haul trucks as held for sale and adjusting such assets to fair value.
Interest expense
Interest expense was $4.4 million and $13.2 million during the second quarter and first six months of 2015, respectively, compared to the same periods of 2014, which totaled $11.3 million and $17.1 million, respectively. Interest expense decreased during the 2015 periods as we ceased recording interest expense on certain outstanding pre-petition debt (including our Notes) classified within Liabilities subject to compromise, as interest owed after the Petition Date on such obligations is not expected to be paid during the Chapter 11 Cases and is not expected to be an allowed claim. Additionally, the U.S. dollar equivalent of recorded interest expense on the Notes in 2015 was lower than that recorded in 2014 due to the weakened Canadian dollar and the elimination of hedge accounting treatment as of December 31, 2014. Interest recorded during the 2014 periods was primarily related to interest on our Notes and capital lease and term loan obligations, reduced for amounts capitalized to project expenditures. For additional detail on our recorded interest expense, including amounts capitalized and amounts not recorded, see Note 12 - Debt to our Notes to Condensed Consolidated Financial Statements.

Other, net
Other, net included a $1.1 million gain and $50.1 million gain during the second quarter and first six months of 2015, respectively, compared to nominal amounts during the same periods of 2014. During the second quarter of 2015 we recognized a $1.1 million gain from advance minimum royalty payments following the sale of our non-Hycroft exploration properties. During the first six months of 2015, Other, net was largely comprised of a $28.2 million foreign currency transaction gain on our Notes and a $22.0 million gain on the change in fair value of the cross currency swap through the Petition Date. For additional detail on our other income and expense see Note 14 - Other, Net to our Notes to Condensed Consolidated Financial Statements.
Reorganization items, net
Reorganization items, net totaled $10.3 million and $103.0 million during the second quarter and first six months of 2015, respectively, and consisted of expenses, gains, and losses directly associated with our reorganization efforts and the Chapter 11 Cases, including valuation adjustments to our derivative instruments, Notes and term loan obligations and legal and professional fees. For a listing and discussion of reorganization items, net recorded during the 2015 periods, see Note 3 - Chapter 11 Bankruptcy Filing to our Notes to Condensed Consolidated Financial Statements. There were no comparable transactions during the same periods of 2014.
Income taxes
We recorded no income tax expense during the second quarter or first six months of 2015 compared to $2.3 million and $3.4 million, respectively, during the same periods of 2014. During the first six months of 2015, no income tax expense was recorded as a result of applying our estimated annual effective tax rate of 0.0% to our loss before income taxes. Our 2015 estimated annual effective tax rate varies from the United States statutory rate of 35.0% as we expect to continue to provide a full valuation allowance against all deferred tax assets. Our first six months of 2014 income tax expense included $2.8 million for income taxed at our estimated annual effective rate of approximately 33.9% and $0.6 million for discrete items primarily related to stock-based compensation that were recognized as incurred in the current quarter. For additional detail on our recorded income tax benefit, see Note 15 - Income Taxes to our Notes to Condensed Consolidated Financial Statements.
Net (loss) income
For the reasons described above, we reported a net loss of $257.8 million and $366.3 million during the second quarter and first six months of 2015, respectively, compared to net income of $4.4 million and $4.7 million, respectively, during the same periods of 2014.
Other comprehensive (loss) income, net of tax
We discontinued hedge accounting for our derivative instruments previously designated as cash flow hedges as of December 31, 2014. Accordingly, as of December 31, 2014, no amounts remained in Accumulated other comprehensive income (loss).
During the second quarter and first six months of 2014, other comprehensive (loss) income, net of tax totaled $(1.4) million and $0.6 million, respectively. These included fair value adjustments to our cash flow hedge instruments, settlements of such hedges, and reclassifications into earnings. For additional detail, see Note 20 - Derivative Instruments to our Notes to Condensed Consolidated Financial Statements.
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
Deferred Payment of Certain Obligations and Liabilities
Our near-term liquidity temporarily improved as a result of the bankruptcy filing as the payments required, and/or those which became due and payable as a result of events of default from the bankruptcy filing, for the liabilities and obligations listed below have been temporarily deferred (other than for certain payments to vendors and employees which are paid pursuant to Bankruptcy Court approval). As discussed in Note 3 - Chapter 11 Bankruptcy Filing to the Notes to Condensed Consolidated Financial Statements, the Amended Reorganization Plan, which is subject to Bankruptcy Court confirmation, contemplates the recapitalization or refinancing through new debt agreements, certain obligations listed below, including the Notes, the Revolver, the capital lease and term loan obligations, the Term and Security Deposit loan, the DIP Credit Agreement, interest payable, and the cross currency and diesel swaps derivative instruments.
The following table provides a summary of our obligations and liabilities currently expected to be recapitalized or refinanced under the Amended Reorganization Plan, subject to the Bankruptcy’s Court’s confirmation and the proposed treatment thereunder. There can be no assurance that we will be successful in implementing our Amended Reorganization Plan or emerge from bankruptcy, and we are dependent on such to continue as a going concern. There can also be no assurance that any of the below contemplated exchanges will occur as outlined below (in thousands):

Description	Contemplated exchange under Amended Reorganization Plan	June 30, 2015
Liabilities subject to compromise:
Notes(1) - Note 12	Exchanged for equity in the recapitalized Company.	$316,640
Capital lease and term loan obligations - Note 12	Related security exchanged for satisfaction of indebtedness and accrued interest. Any deficiency which exists will be satisfied with equity in the recapitalized Company.	118,984
Term and Security Deposit Loan - Note 12	Related security exchanged for satisfaction of indebtedness and accrued interest. Any deficiency which exists will be satisfied with equity in the recapitalized Company.	17,974
Accounts payable	Exchanged for equity in the recapitalized Company.	15,900
Interest payable - Note 12	Interest payable on the Notes will be exchanged for equity in the recapitalized Company. Interest payable on the Term and Security Deposit Loan will be exchanged as outline above.	9,136
Cross currency swap derivative instrument - Note 20	Exchanged for equity in the recapitalized Company.	891
Accrued compensation and benefits	Satisfied with cash and cash equivalents.	182
Debt, current:
Revolving Credit Agreement(2) - Note 12	Exchanged for first lien term loan (refinanced with new debt) following any cash reduction from asset sales.(3)	64,950
DIP Credit Agreement(2) - Note 12	Satisfied with cash and cash equivalents with the proceeds from the issuance of New Second Lien Convertible Notes.(4)	50,706
Other liabilities, current:
Cross currency and diesel swaps derivative instruments - Note 20	Exchanged for first lien term loan (refinanced with new debt) following any cash reduction from asset sales.(3)	86,307
		$681,670
(1) Amount represents the CDN $400.0 million face amount of the issuance translated to U.S. dollars using the exchange rate on the Petition Date.
(2) Interest charges will be paid on outstanding borrowings during the bankruptcy process.
(3) The Amended and Restated Restructuring Support Agreement term sheet requires a mandatory $25.0 million incremental cash reduction to the combined outstanding indebtedness under the Revolver and the cross currency and diesel swap derivative instruments prior to refinancing.

(4) On July 23, 2015, we entered into the Exit Facility Commitment Letter with certain affiliates and related funds of six institutions to secure the financing necessary for the consummation of the Amended Restructuring Transaction, whereby the Exit Facility Lenders have agreed to the purchase of up to $80 million of New Second Lien Convertible Notes.

DIP Credit Agreement
As discussed in Note 12 - Debt to the Notes to Condensed Consolidated Financial Statements, on March 12, 2015, we entered into the DIP Credit Agreement which improved our near-term liquidity by providing us access to up to $78.0 million in initial principal amount of additional liquidity, approximately $50.0 million (outstanding balance of $50.7 million including payment-in-kind interest) of which was funded as of June 30, 2015. We anticipate using the proceeds of the DIP Credit Agreement primarily for (1) purposes permitted by orders of the Bankruptcy Court, including ongoing debtor-in-possession working capital purposes, (2) the payment of fees, costs and expenses and (3) other general corporate purposes, in each case, only to the extent permitted under applicable law, under or as permitted by the DIP Credit Agreement, the orders of the Bankruptcy Court, and in accordance with the approved budget in the DIP Credit Agreement.
As discussed in the Debt covenants section below, our access to the remaining $28.0 million of availability is, among other things, dependent upon our ability to comply with the covenants contained in the DIP Credit Agreement.
Legal and Professional Fees
Legal and professional fees related to the bankruptcy totaled $9.5 million and $17.0 million during the second quarter and first six months of 2015, respectively. We expect to continue to incur significant legal and professional fees in the future as a result of the bankruptcy process which may negatively impact our liquidity.
Cash and cash equivalents and liquid assets
We have placed substantially all of our cash and cash equivalents in operating accounts with a high-quality financial institution, thereby ensuring balances remain readily available. As of June 30, 2015, we had existing cash and cash equivalents of $8.6 million, which increased from the December 31, 2014 balance of $7.6 million due primarily to proceeds received from the DIP Credit Agreement and the Revolver, offset by net cash used in operating activities. For detail on our cash and cash equivalents activity, see the Sources and uses of cash for the first six months of 2015 and 2014 section below.
Due to the nature of our operations and the composition of our current assets, our cash and cash equivalents, accounts receivable, and metal inventories balances represent substantially all of our liquid assets on hand. In addition to our liquid assets on hand, we currently have access to additional liquidity under our $78.0 million DIP Credit Agreement which was entered into in March 2015, the terms of which are discussed in Note 12 - Debt to our Notes to Condensed Consolidated Financial Statements. As of June 30, 2015, $50.7 million was outstanding (including $0.7 million of payment in-kind interest) under the DIP Credit Agreement. As discussed in the Debt covenants section below, our access to the remaining $28.0 million of availability is, among other things, dependent upon our ability to comply with the covenants contained in the DIP Credit Agreement.
Available sources of liquidity
The following table summarizes our available sources of liquidity (in thousands):

Description	June 30, 2015
Cash and cash equivalents	$8,583
DIP Credit Agreement	28,000
Accounts receivable(1)	2,159
Inventories(2)	3,451
$42,193
(1) Entire Accounts receivable balance is expected to be collected during the next 12 months.
(2) Inventories contained approximately 2,947 ounces of gold which are expected to be sold within the next 12 months. Assuming a gold selling price of $1,171.00 per ounce (the June 30, 2015 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from our Inventories would provide us with $3.5 million of revenue.

As discussed in Note 7 - Assets Held For Sale to our Notes to Condensed Consolidated Financial Statements, we currently have $3.2 million of assets held for sale. Pursuant to the Amended Reorganization Plan, proceeds from assets sales are to be paid to the Secured Lenders, reducing our outstanding debt.

Sources and uses of cash for the first six months of 2015 and 2014 (in thousands)

	Six months ended June 30,		Increase (decrease)
	2015	2014	2015 vs. 2014
Net (loss) income	$(366,323)	$4,708	$(371,031)
Net non-cash adjustments	287,423	24,932	262,491
Net change in operating assets and liabilities	46,458	(12,719)	59,177
Net cash (used in) provided by operating activities	(32,442)	16,921	(49,363)
Net cash used in investing activities	(3,638)	(56,327)	52,689
Net cash provided by (used in) financing activities	37,088	(28,452)	65,540
Net increase (decrease) in cash and cash equivalents	1,008	(67,858)	$68,866
Cash and cash equivalents, beginning of period	7,575	81,470
Cash and cash equivalents, end of period	$8,583	$13,612
Cash (used in) provided by operating activities
Our operating cash flows vary with prices realized from metal sales, sales volumes, production costs, mine plans, working capital changes, and non-cash amounts included in net (loss) income. Our operating cash flows are largely impacted by increases in production-related inventories as we had increased our mining rate and expanded our plant and equipment used in our heap leach operations during the second quarter of 2015. The following table and related narrative provides an analysis of significant factors impacting our net cash (used in) provided by operating activities which, during the first six months of 2015 and 2014 totaled $(32.4) million and $16.9 million, respectively:

	Six months ended June 30,
Operating margins from gold sales	2015	2014
Gold ounces sold	72,557	116,520
Average realized price per gold ounce sold	$1,203	$1,295
Production costs per gold ounce sold	(939)	(959)
Average operating margin per gold ounce sold(1)	$264	$336

Gross cash used in increase of production inventories
Cash used to increase production-related inventories	$(47,300)	$(25,080)
Cash portion of write-down of production inventories - Note 5	67,609	—
Change in production-related inventories	$20,309	$(25,080)
(1) Excludes write-downs of production inventories, non-cash depreciation and amortization, and silver revenues.
As shown in the table above, our average operating margin per gold ounce sold decreased due to lower average realized gold prices. Our cash production costs per gold ounce sold (discussed above in the Results of Operations - Total cost of sales section) remained comparable due to prior-year write-downs of production inventories which reduced the carrying values of our metal inventories in the 2015 period. Additionally shown in the table above, during the first six months of 2015 and 2014, we used $47.3 million (prior to the write-down) and $25.1 million, respectively, of cash to increase our production-related inventories (included in net change in operating assets and liabilities) as the cost per ounce placed on the leach pads in both quarters exceeded the average cost per recoverable ounce on the leach pads at the beginning of the quarter. As discussed above, the carrying value of production-related inventories was reduced by a $67.6 million cash write-down during the first six months of 2015. Net non-cash adjustments increased during the first six months of 2015 as a result of the significant Reorganization items, net charged to earnings related to the bankruptcy filing, the Write-down of long-lived assets and the Loss on assets classified as held for sale and asset dispositions, net.
Cash used in investing activities
The amount of cash used in investing activities significantly decreased during the first six months of 2015 compared to the same period of 2014 as no expansion projects were ongoing at Hycroft during 2015. During the first six months of 2015 cash additions to plant, equipment, and mine development totaled $3.6 million and primarily consisted of leach pad and demonstration plant expenditures. During the first six months of 2014 cash additions to plant, equipment, and mine development totaled $67.6 million and included $31.9 million for mill components, $19.1 million for the crushing facility, $10.0 million for Merrill-Crowe additions, and $6.6 million for other additions. We received $20.0 million of gross proceeds from the second quarter 2014 sale of a 75% controlling interest in our Hasbrouck, Three Hills, and Esmeralda County exploration properties which was offset by an $8.7 million net increase to our restricted cash balances as our Revolver required us to maintain $10.0 million in restricted deposit accounts with the Revolver lenders.

Cash provided by (used in) financing activities
During the first six months of 2015 and 2014, our principal repayments on capital lease and term loan obligations totaled $20.9 million and $27.6 million, respectively. During the first six months of 2015 we borrowed $25.5 million from the Revolver and an additional $50.0 million from our DIP Credit Agreement to fund our working capital and liquidity needs during our reorganization process.
During the second quarter of 2015, cash used in financing activities included a $17.5 million increase to restricted cash as a result of the sale of exploration properties and related assets, discussed in Note 3 - Chapter 11 Bankruptcy Filing to our Notes to Condensed Consolidated Financial Statements. This transaction reduced Assets held for sale by the carrying value of $17.5 million and increase restricted cash by the same amount, pursuant to the June 18, 2015 Court Order requiring that the proceeds be placed in a segregated interest-bearing bank account maintained by the Debtors, pending agreement amongst the Restructuring Support Parties on the distribution of the funds. During July, 2015, all of the funds were distributed to the Secured Lenders.
Future capital and cash requirements
If we are able to achieve our internal production, sales, and costs targets while at the same time complying with the covenants contained in the DIP Credit Agreement, we believe we will be able to fund our obligations as they become due during the bankruptcy process.
The following table provides our gross contractual cash obligations as of June 30, 2015, which are grouped in the same manner as they are classified in the Condensed Consolidated Statements of Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. Since the ability of the lenders and swap counterparties to seek remedies to enforce their respective rights against us are stayed and creditor’s rights of enforcement against us are subject to the applicable provisions of the Bankruptcy Code, we have excluded from the table below contractual obligations included in Liabilities subject to compromise and/or otherwise expected to be recapitalized or refinanced pursuant to the Amended Reorganization Plan (discussed above in the Liquidity Effects from the Chapter 11 Bankruptcy Filing section to the Notes to Condensed Consolidated Financial Statements). We believe the following provides the most meaningful presentation of our near-term obligations expected to be satisfied using our current and available sources of liquidity (in thousands):

	Total	Payments Due by Period
		Less than	1 – 3	3 – 5	More than
Contractual obligations		1 Year	Years	Years	5 Years
Operating activities:
Interest related to debt (1)	$12,909	$7,464	$5,445	$—	$—
Remediation and reclamation expenditures (2)	36,727	—	—	25	36,702
Investing activities:
Purchase obligations for plant and equipment(3)	4,721	4,721	—	—	—
Financing activities:
Repayments of principal on debt(4)	6,934	4,060	2,300	574	—
	$61,291	$16,245	$7,745	$599	$36,702

(1)
Interest related to debt includes cash payments required to service our Revolver, swap obligations and DIP Credit Agreement and does not include amortization of debt issuance costs, standby fees, or in-kind interest. Interest payments for amounts outstanding under the Revolver, the swap obligations and DIP Credit Agreement are calculated through October 31, 2015 (a date which we believe may approximate our emergence from bankruptcy if such emergence is to happen at all). Thereafter, interest payments on the swap obligations and Revolver were calculated in accordance with the terms of the Amended Term Sheet (maturity date of March 31, 2017). Interest payments on the amounts outstanding under the DIP Credit Agreement were calculated pursuant to the terms of the Exit Facility Commitment Letter; payment thereunder is in-kind and thus no interest is included for the amount outstanding under the DIP Credit Agreement after October 31, 2015. For additional information on our debt agreements see Note 12 - Debt to our Notes to Condensed Consolidated Financial Statements.

(2)
Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here.

(3)
Purchase obligations represents obligations which we cannot cancel and are not recorded in our financial statements. For additional information see Note 22 - Commitments and Contingencies to our Notes to Condensed Consolidated Financial Statements.

(4)
Repayments of debt include amounts due under certain capital lease and term obligations, which are currently the only debt obligations not expected to be recapitalized or refinanced during our reorganization.

Debt covenants
In addition to those which are contained in the DIP Credit Agreement (discussed above), our remaining debt agreements contain representations and warranties, events of default, and covenants that are customary for agreements of such types. Excluding the DIP Credit Agreement, our remaining debt agreements contain cross-default and cross-acceleration clauses, which means that an event of default or covenant violation under any of our debt agreements may result in the acceleration of substantially all of its outstanding debt. The commencement of the Chapter 11 Cases discussed in Note 3 - Chapter 11 Bankruptcy Filing constituted an event of default under our debt agreements (excluding the DIP Credit Agreement) and, accordingly, as of June 30, 2015 and December 31, 2014, we had classified our debt balances within Debt, current and Liabilities subject to compromise.
We believe that the ability of the lenders to seek remedies to enforce their respective rights against us are stayed and creditor’s rights of enforcement against us are subject to the applicable provisions of the Bankruptcy Code. Additionally, certain lenders have agreed to support the Amended Restructuring Transaction and the Amended Reorganization Plan.
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
As discussed in Note 3 - Chapter 11 Bankruptcy Filing, we were not able to comply with several of the covenants in the DIP Credit Agreement. However, we have obtained the Retractable Waivers from the majority DIP lenders, for certain defaults or anticipated defaults, in connection with, among other things, (1) our suspension of operation of the Hycroft Mine, (2) the non-payment of capital leases, (3) the failure to meet the milestones set forth in the DIP Credit Agreement so long as we are complying with the milestones set forth in the Amended and Restated Restructuring Support Agreement (subject to an extension of 30 days for each milestone), (4) the failure to comply with the “Total Ounces Gold Sold Covenant” and “Total Ounces Gold Equivalent Sold Covenant”, in each case, with respect to the four-week periods ending through August 16, 2015, and (5) the failure to comply with the “Total Monthly Gold Produced Covenant” with respect to the monthly periods ended through July 31, 2015 (collectively, the “Current and Anticipated Waivers”). In addition, the majority DIP lenders have agreed to waive, but subject to the retraction, termination and/or withdrawal of such waiver upon notice by the majority DIP lenders, any prospective default, in connection with, among other things, our failure (x) to deliver any update to the approved budget solely as a result of the delayed approval by the majority DIP lenders of such update and (y) to meet the “Total Ounces Gold Sold Covenant,” the “Total Ounces Gold Equivalent Sold Covenant” and “Total Monthly Gold Produced Covenant” with respect to the test periods beyond those covered by the Current and Anticipated Waivers.
If we are unable to comply with, or obtain a waiver from the majority DIP lenders of, any of the other covenants contained in the DIP Credit Agreement, or the majority DIP lenders retract any of the Retractable Waivers, there could be a default under the terms of such agreement, which could result in an acceleration of repayment and prevent us from borrowing additional funds under the DIP Credit Agreement. We are dependent on a financial restructuring to have any possibility to continue as a going concern. If we are unable to maintain compliance with the covenants (or obtain waivers for non-compliance) contained in the DIP Credit Agreement, our ability to successfully recapitalize our balance sheet and emerge from bankruptcy significantly decreases and may not be possible.
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
The table below presents a reconciliation between non-GAAP adjusted cash costs (excluding write-down), which is the numerator used to calculate non-GAAP adjusted cash costs per ounce (excluding write-down), to Production costs (GAAP) for the three and six months ended June 30, 2015 and 2014 (in thousands, except ounces sold):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Production costs	$28,768	$55,367	$68,101	$111,725
Less: Silver revenues - Note 13	(3,547)	(9,410)	(7,966)	(17,702)
Adjusted cash costs, excluding write-down	$25,221	$45,957	$60,135	$94,023
Gold ounces sold - Note 13	30,714	57,050	72,557	116,520
Adjusted cash costs per ounce, excluding write-down	$821	$806	$829	$807
Write-down of production inventories per ounce - Note 5(1)	1,282	—	932	—
Adjusted cash costs per ounce	$2,103	$806	$1,761	$807
(1) During the three and six months ended June 30, 2015, we recorded write-downs to ore on leach pads, consisting of cash production costs and allocated depreciation and amortization. The cash portion of our write-downs impacted our adjusted cash costs per ounce by $1,282 and $932 for the three and six months ended June 30, 2015, respectively. See Note 5 - Ore On Leach Pads to our Notes to Condensed Consolidated Financial Statements for additional detail.

Off-balance sheet arrangements
As of June 30, 2015, our off-balance sheet arrangements consisted of operating lease agreements, purchase obligations, and royalty agreements. For additional detail see the Capital requirements section above and Note 22 - Commitments and Contingencies to our Notes to Condensed Consolidated Financial Statements.
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
Cautionary Statement Regarding Forward-Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the SEC, all as may be amended from time to time. All statements, other than statements of historical fact, included herein or incorporated by reference, that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements, including but not limited to such things as:

•	our ability to emerge from bankruptcy

•	our ability to continue to comply with the DIP Facility and other convenants

•	our future business strategy, plans and goals;

•	future gold and silver prices;

•	our estimated future capital expenditures, construction, and other cash needs and expectations as to the funding or timing thereof;

•	our anticipated liquidity, cash flows, cash operating costs and adjusted cash costs;

•	the availability, terms and costs related to future borrowing, debt repayment, equity funding, and other financing issues;

•	our expectations regarding the growth of our business and our estimates of mineral reserves and other mineralized material;

•	the timing and economic potential of the transitional and sulfide mineralization and milling project at the Hycroft Mine;

•	the anticipated results of any exploration drilling programs at our properties;

•	the projected amounts of our future costs and expenses;

•	our expectations regarding gold and silver recovery;

•	our estimated future production, cost of production, sales, and cost of sales;

•	our plans and expectations regarding the use of the crushing system, the crushing system’s impact on our operations, and permanent and temporary corrections and modifications of the crushing system;

•	our plans and expectations regarding the development of our properties, including with respect to the Hycroft Mine;

•	our plans and expectations regarding the sale of certain assets, including with respect to mineral properties and certain assets held for sale; and

•	our plans and expectations regarding the restart of mining operations at the Hycroft Mine.
The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “project”, “target”, “budget”, “may”, “can”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or negatives of these terms or other variations of these terms or comparable language or any discussion of strategy or intentions identify forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefit of the “safe harbor” provisions of such laws. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results, performance or achievements to differ materially from those in the forward-looking statements include, but are not limited to:

•	our plans and expectations related to the confirmation of our Amended Reorganization Plan and the recapitalization of the Company or restructuring of any or all of its debt;

•	our plans and expectations related to our ability to obtain financing to emerge from federal bankruptcy proceedings and continue as a going concern;

•	our expectations related to our compliance with the terms of the DIP Credit Agreement;

•	our expectations that, during the bankruptcy process, our trade creditors and vendors will be paid in full and we will continue to produce gold at our Hycroft Mine;

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

•
risks related to the heap leaching process at Hycroft, including but not limited to gold and silver recovery rates, gold and silver extraction rates, and leach pad remediation processes, and the grades of ore placed on our leach pads;

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

•	uncertainties relating to obtaining or retaining approvals and permits from governmental regulatory authorities;

•	potential challenges to title in our mineral properties;

•	risks associated with proposed legislation in Nevada that could significantly increase the costs of our operations;

•	changes to the climate and regulations and pending legislation regarding climate change could increase the costs of our operations;

•	risks related to trading in our securities during the term of the Chapter 11 Cases;

•	risks related to our common stock no longer being traded on the NYSE MKT and the TSX;

•	risks associated with the inability to retain or attract key personnel necessary to our operations;

•	potential conflicts of interests that may arise through some of our directors’ involvement with other natural resources companies;

•	risks associated with joint ventures;

•	risks related to current and future legal proceedings; and

•	risks related to security breaches.

•	our anticipated liquidity, cash flows, cash operating costs and adjusted cash costs per ounce;

•	the availability, terms and costs related to future borrowing, debt repayment, and equity funding;

•	our expectations and plans related to the recapitalization of the Company or restructuring of any or all of its debt;

•	our plans and expectations related to our ability to obtain financing to emerge from federal bankruptcy proceedings and continue as a going concern;

•	our efforts to restructure our operations to continue as a going concern and preserve value;

•	our future business strategy, plans and goals;

•	our estimated future capital expenditures, construction, and other cash needs and expectations as to the funding or timing thereof;

•	the availability, terms and impacts of financing strategies and options;

•	our expectations regarding the growth of our business and our estimates of mineral reserves and other mineralized material;

•	our expectations regarding gold and silver recovery;

•	our estimated future production, sales, cost of production, cost of sales, costs, and expenses;

•	our plans and expectations regarding the development of our properties, including with respect to Hycroft; and

•	our plans and expectations regarding the sale of certain assets, including with respect to certain assets held for sale.
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
There have been no material changes in our market risks during the three and six months ended June 30, 2015. For additional information on our market risks, see Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk in of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Allied Nevada management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Allied Nevada’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of June 30, 2015. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide such reasonable assurance.
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
Changes in Internal Control Over Financial Reporting
There has not been any change in Allied Nevada’s internal control over financial reporting during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, Allied Nevada’s internal control over financial reporting.
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
Material Contracts.
10.1†
Waiver No. 2 to Secured Multiple Draw Debtor-in-Possession Credit Agreement, dated as of June 8, 2015 (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated June 8, 2015 filed with the SEC on June 12, 2015).

10.2†
Asset Purchase Agreement, dated as of April 27, 2015, by and among Allied Nevada Gold Corp. and certain of its wholly-owned subsidiaries and Clover Nevada LLC (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated June 18, 2015 filed with the SEC on June 23, 2015).

10.3†
Amended and Restated Restructuring Support Agreement, dated as of July 23, 2015, among Allied Nevada Gold Corp., Allied Nevada Gold Holdings LLC, Allied VGH Inc., Allied VNC Inc., ANG Central LLC, ANG Cortez LLC, ANG Eureka LLC, ANG North LLC, ANG Northeast LLC, ANG Pony LLC, Hasbrouck Production Company LLC, Hycroft Resources & Development, Inc., Victory Exploration Inc., Victory Gold Inc., the Initial Consenting Noteholders (as defined therein) and the Initial Secured Lenders (as defined therein) (incorporated herein by reference to Exhibit 10.1 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated July 23, 2015 filed with the SEC on July 29, 2015).

10.4†
Exit Facility Commitment Letter, dated as of July 23, 2015, between Allied Nevada Gold Corp. and the Commitment Parties (as defined therein) (incorporated herein by reference to Exhibit 10.2 of Allied Nevada Gold Corp.’s Current Report on Form 8-K dated July 23, 2015 filed with the SEC on July 29, 2015).

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

ALLIED NEVADA GOLD CORP. (Registrant)

Date:	August 7, 2015	By:	/s/ Randy E. Buffington
Randy E. Buffington President and Chief Executive Officer

Date:	August 7, 2015	By:	/s/ Stephen M. Jones
Stephen M. Jones Executive Vice President and Chief Financial Officer